Form 10QSB
period 1997-03-31
WATER CHEF INC
filed 1997-08-12
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from           to
                                              ---------    --------

                       Commission file number 2-96455-LA
                                              ----------

                                WATER CHEF, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             86-0515678
  ----------------------------                                 -------------
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


             7707 E. Acoma Dr. Suite 109, Scottsdale, Arizona 85260
             ------------------------------------------------------
                    (Address of principal executive offices)

                                  602-991-4534
                          ---------------------------
                          (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AS OF
          CLASS                                        March 31, 1997
          -----                                        --------------
Common
Par Value $.001 per share                                16,836,574

                                WATER CHEF, INC.

                                  FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                Page
                                                                ----
Item 1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 1997
          and December 31, 1996.................................. 3

          Consolidated Statements of Operations for the three
          month periods ended March 31, 1997 and 1996............ 5

          Consolidated Statements of Cash Flow for the three
          month periods ended March 31, 1997 and 1996............ 6

          Notes to Consolidated Financial Statements............. 7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition.................. 8

PART II - OTHER INFORMATION

Item 3.        Exhibits and Reports on Form 8-K.................. 10

Signatures....................................................... 11

                                WATER CHEF, INC.

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    March 31,       December 31,
                                                      1997              1996
                                                    ---------       ------------
                                                   (Unaudited)
CURRENT ASSETS:
   Cash                                            $   38,529       $   18,553
   Accounts receivable, net of allowance for
    doubtful accounts of $51,939.97 at March 31,
    1997 and $51,939.97 at December 31. 1996           21,698           91,985
   Inventories, net                                   527,465          495,910
   Deposits and other                                 203,883          452,138
                                                   ----------       ----------

       Total Current Assets                           791,575        1,058,586
                                                   ----------       ----------

PROPERTY AND EQUIPMENT, at cost less accumulated
 depreciation of $351,418 at March 31, 1997 and
 $278,375 at December 31, 1996                        497,798          679,690

PATENTS, DESIGNS AND TRADEMARKS, at cost less
 accumulated  amortization  of $20,292 at
 March 31, 1997 and $18,943 at December 31, 1996      193,485           39,297

INVESTMENT IN CHINA JOINT VENTURE (Note 3)            148,000          148,000

OTHER                                                 445,516          104,999
                                                   ----------       ----------
                                                   $2,076,374       $2,030,572
                                                   ==========       ==========


                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                WATER CHEF, INC.

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                        March 31,   December 31,
                                                          1997          1996
                                                        ---------   ------------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable:
     Trade                                            $   780,296   $   852,407
     Other                                                338,416        54,396
  Accrued expenses and other                              609,198       879,966
  Current portion of notes payable                        312,898       232,739
                                                       ----------    ----------

      Total Current Liabilities                         2,040,808     2,020,508
                                                       ----------    ----------

NOTES PAYABLE, net of current portion                   2,618,438     2,798,600
                                                       ----------    ----------

Minority Interest (Note 3)                                253,000       253,000

STOCKHOLDERS' DEFICIT:
  Preferred Stock, $.001 par  value,10,000,000
     shares authorized;  93,000 shares issued and
     outstanding at March 31, 1997 and 52,500 shares
      issued and outstanding at December 31, 1996         432,330           215
  Common Stock, $.001 par value, 40,000,000 shares
     authorized; 16,836,574 shares issued and
     16,836,574 outstanding at March 31, 1997 and
     16,836,574 shares issued and 16,836,574
     outstanding at December 31, 1996                      16,836        16,836
  Common Stock to be issued (93,000 shares)               199,660       397,342
  Additional paid-in capital                            2,909,914     2,892,961
  Treasury stock, at cost                                  (5,768)       (5,768)
  Accumulated deficit                                  (6,388,678)   (6,334,122)
                                                       ----------    ----------

      Total Stockholders' Deficit                      (2,835,872)   (3,032,536)
                                                       ----------    ----------
                                                       $2,076,374    $2,030,572
                                                       ==========    ==========

                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                WATER CHEF, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                           1997          1996
                                                           ----          ----

Net sales                                             $    40,025   $    18,613

Cost of sales                                              50,669        61,313
                                                      -----------   -----------

Gross margin                                              (10,644)      (42,760)

Selling, general and administrative expenses              288,434       245,832
                                                      -----------   -----------

        Loss from operations                             (299,078)     (288,592)
                                                      -----------   -----------
Other income (expense):
Forgiveness-Debt. SBA
Sale of WaterChef Franchise:                             (261,221)
  Interest expense                                        (24,225)      (68,462)
  Other, net                                                 --              --
                                                      -----------   -----------
Total other expense                                       (24,225)      (68,462)
                                                      -----------   -----------

Loss before provision for income taxes                    (62,081)     (357,054)

Provision for income taxes                                    --             --
                                                      -----------   -----------

NET LOSS                                              $   (62,081)  $  (357,054)
                                                      ===========   ===========
loss per common share and common
share equivalent                                      $       (  )  $      (.04)

Weighted average number of common shares
  and common share equivalents outstanding             16,836,574    15,836,574
                                                      ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                WATER CHEF, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                             1997        1996
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  ($357,054)  ($537,714)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                             64,198      63,340
   Non Operating Cash Flow Adjustments                            0    (125,187)
 Change in assets and liabilities:
 Increase in accounts receivable                            (12,966)    (74,923)
    Decrease (increase) in inventories                     (112,160)     31,940
    Increase in investment in China joint venture                 0           0
    Increase in prepaid expenses and other assets           (27,758)    (72,418)
    Increase (decrease) in accounts payable                  29,224     324,772
    Increase in accounts payable-China joint venture              0           0
    Increase in accrued expenses and other liabilities      549,663      94,674
                                                          ---------   ---------
        Net cash used in operating activities             $(133,147)  $(295,516)
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                  $(336,209)  $ 139,478
   Acquisition of patents, designs and trademarks         $       0   $       0
                                                          ---------   ---------

      Net cash used in investing activities               $(336,209)  $ 139,478
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on notes payable                196,371     432,814
   Payments on notes payable                                (83,740)    (12,500)
   Proceeds from preferred and common stock, net            129,931           0
                                                          ---------   ---------

          Net cash provided by financing activities         242,562     420,314
                                                          ---------   ---------

Net increase (decrease) in cash                              39,500     (14,680)

Cash beginning of period                                     94,174      61,551
                                                          ---------   ---------

Cash, end of period                                       $ 133,674   $  46,871
                                                          =========   =========
Supplemental Cash Flow Information:
Cash paid for interest                                    $       0   $       0
                                                          =========   =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                WATER CHEF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

(1) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-KSB, financial statements and accompanying notes thereto.

Pursuant to a Merger Agreement and Plan of Reorganization between the Company and Water Chef-Nevada dated June 4, 1993 ("the Agreement"), the Company issued 3,800,000 shares of its common stock to Water Chef-Nevada's three stockholders, in exchange for all issued and outstanding common stock of Water Chef-Nevada. The common stock issued represented 62% of the issued and outstanding shares of its common stock after the merger. In connection with this transaction, Water Chef-Nevada's officers and its director became officers and a director of the Company. This resulted in Water Chef-Nevada's officers and director, and directors appointed by Water Chef-Nevada, controlling the Company's day-to-day operations.

In accordance with Accounting Principles Board Opinion No.16, the Water Chef-Nevada acquisition has been accounted for as a reverse acquisition. The historical financial statements prior to June 4, 1993 are those of Water Chef-Nevada (Water Chef-Nevada was formed on January 25, 1993, therefore, no financial statements are presented prior to that date). For financial statement presentation purposes, the Company is considered to be the predecessor.

(2)  As of March 31, 1997, Inventories consist of the following:

        Raw Material              516,795
        Finished Goods             10,670
                                 --------
                                 $527,465
                                 ========

(3) In February 1994, the Company entered into an agreement (the "Agreement") to form a joint venture, Tianjin Tahoe Cooler Co., Ltd. (the "Joint Venture") to establish and operate a facility to manufacture the Company's Series I water coolers in the People's Republic of China. The Company's contribution to the Joint Venture, in which it will have a 55% interest, will be in the form of machinery and other equipment in the approximate value of $144,000 (based on the price of the equipment to be supplied by the Company to the joint venture), $140,000 cash and designs and technology with an agreed upon value of $156,000. The minority interest of $253,000 reflected in the consolidated balance sheet represents the minority shareholder's proportionate share of the equity of the Joint Venture. No minority interest has been reflected in the accompanying consolidated statements of operations as the Joint Venture did not have any material operations during the three months ended March 31, 1997.

(4) In December 1995 the company purchased all of the outstanding common stock of Natural Water Systems Inc. Boulder, Co for 1,Million shares of Water Chef common. The company supplies water dispensing systems for Natural Water stores and a shower filter of patented design that removes 95% of the chlorine. Chlorine causes dry skin, split ends, scalp flaking and red eyes, Chlorine absorbed by the body during a shower has been known to cause cancer of the colon and bladder. It is believed this shower filter product can grow into a $100 Million business.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net sales for the quarter ending March 31, 1997 were $40.025. The first quarter of the year is the lowest of the season for water coolers. The companies manufacturing facilities were shut down to save money. Sales were from inventories. The company used the time and resources to prepare for the season which starts in April. Cost reduction programs have brought the cost of sales in line to result in positive gross margin for the second quarter production.

Selling, general and administrative expenses for the quarter were $(288,592). The high expense total as a percentage of sales resulted primarily the Company electing to not seek low margin business in the off season.

Net loss for the quarter was $62,081.

Liquidity and Capital Resources

The Company's working capital deficit increased from $961,922 at December 31, 1996 to $1,249,233 at March 31, 1997 The deficit increased primarily because of the net loss for the quarter. The Company's current ratio was .39 to 1 at March 31, 1997 and .52 to 1 at December 31, 1996.

In January 1994, the Company commenced a private placement of Units (each Unit consisting of one share of Company's Series A Preferred Stock, one share of Company's common stock and one Series A Warrant to purchase four shares of Company's common stock at a price of $1.00 per share) at a Unit purchase price of $10.00.

The Series A Preferred Stock provides for a 10% cumulative dividend, payable annually in the Company's common stock or cash, at the Company's option, based upon the $10.00 Unit purchase price. The Series A Preferred Stock is not convertible, and is callable by the Company at any time following January 17, 1997 at a price of $11.00 per share. In total, the Company sold 52,500 Units and received net proceeds of approximately $335,000, after deduction of offering expenses of approximately $190,000. The private placement expired in April 1994.

In January and February 1994, Canaccord Capital Corporation loaned the Company a total of $170,000 to meet the temporary working capital needs of the Company. These notes bear interest at 10% and were payable on February 28, 1994. The notes are secured by substantially all the assets of the Company and are guaranteed by an officer and director of the Company.

During February and March 1994, the Chairman and Chief Executive Officer of the Company, and affiliate of his advanced the Company a total of $26,000 to meet the temporary working capital needs of the Company. A portion of these loans ($13,000) was repaid out of the proceeds of the Company's private placement in March 1994.

The Company's operations and cash flow has been hampered due to an inability to raise sufficient capital with which to fund its operations. This lack of capital has prevented the Company from being able to purchase sufficient inventory with which to fill sales orders.

In September 1994, the Company completed a private placement of 2,578,750 units at $0.80 per unit, each unit consisting of two shares of common stock and one Series C warrant to purchase one share of common stock at a price of $1.00 per share. Net proceeds to the Company were $2,000,442 plus the conversion of $25,000 of debt then outstanding into 62,500 shares of the Company's common stock. A partnership in which the Company's former Executive Vice-President is a controlling partner purchased 350,000 shares of common stock in the offering.

In October 1994, the Company commenced efforts to raise up to $1,200,000 in debt funding through several sources. As part of this effort, the Company is attempting to raise $800,000 in debt funding (the "Note" or "Notes") through private sources. The Notes would be unsecured and payable in one year, including interest at 10% per annum. Each Note holder would receive Series D Warrants entitling the Note holder to purchase, at a purchase price of $0.60 per share, one share of the Company's common stock for each dollar of note principal.

In December 1995 the company commenced efforts to raise $2,Million from private placement of $5pfd 12% with 5 shares of common stock as of the end of the first quarter, 1996 $400,000 had been raised.

Management of the Company believes that the marketing and distribution network it has created and the sale of the franchises, along with its continuing efforts to penetrate current markets and create new markets (such as retail and international), will produce a volume of sales sufficient to operate profitably during 1997. There can be no assurance that additional debt funding will be available to the Company. The Company's management believes that with anticipated cash flow from operations, if funding is obtained, the Company will have sufficient working capital with which to fund its operations for the next twelve months.

PART II - OTHER INFORMATION


ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits:

          Exhibit 11 Statement re: Computation of earnings per share

          Exhibit 27 Financial Data Schedule

     B.   Reports on Form 8-K:

          The Company filed Form 8-K, dated February 27, 1997, to report that Coopers & Lybrand resigned as auditor for the Company.

          The Company filed Form 8-K, dated May 30, 1997, to report that the Company had engaged Arthur Andersen & Co. as auditor for the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WATER CHEF, INC.


Date:  July 31, 1997                             /s/ C. Gus Grant
                                                 -------------------------------
                                                 C. Gus Grant
                                                 President, Director and Chief
                                                 Executive Officer
                                                 (Principal Operating Officer)