Form 10QSB/A
period 1997-03-31
WATER CHEF INC
filed 1997-08-22
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

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

                                 FORM 10-QSB/A

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

Signatures....................................................... 9

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

                                WATER CHEF, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                           1997          1996
                                                           ----          ----
Net sales                                             $    40,025   $    18,613

Cost of sales                                              50,669        61,313
                                                      -----------   -----------

Gross margin                                              (10,644)      (42,760)

Selling, general and administrative expenses              288,434       245,832
                                                      -----------   -----------

        Loss from operations                             (299,078)     (288,592)
                                                      -----------   -----------
Other income (expense):
Forgiveness-Debt. SBA
Sale of WaterChef Franchise:                              261,221
  Interest expense                                        (24,225)      (68,462)
  Other, net                                                 --              --
                                                      -----------   -----------
Total other expense                                       (24,225)      (68,462)
                                                      -----------   -----------

Loss before provision for income taxes                    (62,081)     (357,054)

Provision for income taxes                                    --             --
                                                      -----------   -----------

NET LOSS                                              $   (62,081)  $  (357,054)
                                                      ===========   ===========
loss per common share and common
share equivalent                                      $       (  )  $      (.04)

Weighted average number of common shares
  and common share equivalents outstanding             16,836,574    15,836,574
                                                      ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                WATER CHEF, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                             1997        1996
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  $ (62,081)  $ 341,656
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                           (186,389)      13,699
   Non Operating Cash Flow Adjustments                        7,689            0
 Change in assets and liabilities:
 Increase in accounts receivable                             70,287      60,982
    Decrease (increase) in inventories                      (31,555)   (167,814)
    Increase in investment in China joint venture                 0           0
    Increase in prepaid expenses and other assets           (28,817)          0
    Increase (decrease) in accounts payable                  72,111     230,034
    Increase in accounts payable-China joint venture       (148,000)   (148,000)
    Increase in accrued expenses and other liabilities      270,768     109,376
                                                          ---------   ---------
        Net cash used in operating activities             $ (35,987)  $ 439,933
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                  $(133,240)  $(118,149)
   Acquisition of patents, designs and trademarks         $(154,187)  $ (60,393)
                                                          ---------   ---------
      Net cash used in investing activities               $(287,427)  $(178,542)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on notes payable                 92,003   $(664,486)
   Payments on notes payable                                (10,149)    (71,887)
   Proceeds from preferred and common stock, net            261,536     399,361
                                                          ---------   ---------
          Net cash provided by financing activities       $ 343,390   $(337,012)
                                                          ---------   ---------

Net increase (decrease) in cash                           $  19,976   $ (75,621)

Cash beginning of period                                  $  18,553   $  94,174
                                                          ---------   ---------

Cash, end of period                                       $  38,259   $  18,553
                                                          =========   =========
Supplemental Cash Flow Information:
Cash paid for interest                                    $       0   $       0
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

                                                 WATER CHEF, INC.


Date:  August 22, 1997                           /s/ C. Gus Grant
                                                 -------------------------------
                                                 C. Gus Grant
                                                 President, Director and Chief
                                                 Executive Officer
                                                 (Principal Operating Officer)