Form 10QSB
period 1997-06-30
WATER CHEF INC
filed 1997-08-22
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from           to
                                              ---------    --------

                       Commission file number 2-96455-LA
                                              ----------

                                WATER CHEF, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                               86-0515678
---------------------------------                            -------------------
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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding as of
          Class                                        June 30, 1997
          -----                                      -----------------
Common
Par Value $.001 per share                               19,769,645

                                WATER CHEF, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996.............................................  3

         Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1996........................  5

         Consolidated Statements of Cash Flows for the six
         month periods ended June 30, 1997 and 1996........................  6

         Notes to Consolidated Financial Statements........................  7

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition.............................  8


                           PART II - OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K.................................. 11

Signatures................................................................. 12

                        WATER CHEF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                 June 30,1997   December 31,1996
                                                 ------------   ----------------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash ......................................... $   825,516       $   18,553
  Accounts receivable, net of allowance for
   doubtful accounts of $51,940 at June 30,
   1997 and $51,940 at December 31, 1996 .......      64,632           91,985
  Inventories, net .............................     953,022          495,910
  Deposits and other ...........................     232,126          452,138
                                                 -----------       ----------

        Total Current Assets ...................   2,075,296        1,058,586

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation of $494,469,
  at June 30, 1997 and $278,375 at
  December 31, 1996 ............................     433,363          679,690

PATENTS,  DESIGNS  AND  TRADEMARKS,  at
  cost less accumulated amortization of
  $21,640 at June 30, 1997 and $18,943
  at December 31, 1996 .........................     184,396           39,297
  Franchise-Sale ...............................     500,000
INVESTMENT IN CHINA JOINT VENTURE (Note 3) .....     148,000          148,000

OTHER ..........................................     (51,255)         104,999
                                                 -----------       ----------

                                                 $ 3,289,800       $2,030,572
                                                 ===========       ==========




                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                        WATER CHEF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                  June 30,1997  December 31,1996
                                                  ------------  ----------------
                                                  (Unaudited)
CURRENT LIABILITIES:
  Accounts payable:
    Trade ......................................  $   825,502     $   852,407
    Other ......................................      276,163          54,396
  Accrued expenses and other ...................      568,450         879,966
  Current portion of notes payable .............      623,221         232,739
                                                  -----------     -----------
        Total Current Liabilities ..............    2,293,336       2,020,508
                                                  -----------     -----------
NOTES PAYABLE, net of current portion ..........    2,614,637       2,789,600
                                                  -----------     -----------
MINORITY INTEREST IN CONSOLIDATED JOINT
 VENTURE (Note 3) ..............................      253,000         253,000
                                                  -----------     -----------
STOCKHOLDERS' DEFICIT:

 Preferred Stock, $.001 par value, 10,000,000
   shares authorized; 93,000 shares issued
   and outstanding at June 30, 1997 and
   52,500 shares issued or outstanding
   at December 31, 1996 ........................           93             215
 Common Stock, $.001 par value, 40,000,000
   shares authorized; 19,769,645 shares issued
   and 19,769,645 outstanding at June 30, 1997
   and 19,769,574 shares issued and 16,836,574
   outstanding at December 31, 1996 ............       19,769          16,836
 Comon Stock to be issued: .....................    2,044,744         397,342
 Additional paid-in capital ....................    2,874,383       2,892,961
 Preferred Stock D to be issued ................                            0
 Treasury stock, at cost........................       (5,768)         (5,768)
 Accumulated deficit ...........................   (6,804,394)     (6,334,122)
                                                  -----------     -----------
       Total Stockholders' Deficit .............   (1,871,173)     (3,032,536)
                                                  -----------     -----------
                                                  $ 3,289,800     $ 2,030,572
                                                  ===========     ===========


                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                        WATER CHEF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30
                            ------------------------   ------------------------
                                 1997         1996          1997         1996
                                 ----         ----          ----         ----

Net sales                       194,554     $200,017      $234,579     $218,630

Cost of sales                   178,308       68,447       228,997      129,820
                            -----------  -----------   -----------  -----------
Gross margin                     16,246      131,570         5,602      (88,810)

Selling, general &
administrative expenses         406,850       19,609       695,284      226,223
                            -----------  -----------   -----------  -----------
  Profit from operations        423,096      151,179      (689,682)    (137,413)

Sale of WaterChef-Franchise                                266,175

Other income (expense):
  Interest expense               (6,711)      61,200       (68,381)       7,262
                            -----------  -----------   -----------  -----------
  Net Profit (Loss) before
  provision for income taxes   (429,870)     212,379      (491,888)    (144,675)

Provision for income taxes           --           --            --           --
                            -----------  -----------   -----------  -----------
NET Profit (Loss)           $  (429,807) $   212,379   $  (491,888) $  (144,675)
                            ===========  ===========   ===========  ===========
Profit (Loss) per common
share and common share
equivalent                  $     (0.02) $       .01   $     (0.02) $     (.001)
                            ===========  ===========   ===========  ===========
Weighted average number
of common shares and
common share equivalents
outstanding                  19,769,645   15,836,574    19,769,645   15,836,574
                            ===========  ===========   ===========  ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                        WATER CHEF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                             1997        1996
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................    $(491,888)  $ 341,656
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization ......................     (147,290)     13,699
  Non-operating cash flow adjustments ................            0           0
  Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable, net ....       27,353      60,982
  Decrease (increase) in inventories .................     (457,112)   (167,814)
  (Increase) decrease in prepaid expenses and
    other assets .....................................     (232,126)          0
  Increase in accounts payable-China joint venture ...     (148,000)   (148,000)
  Increase (decrease) in accounts payable ............      186,243     230,034
  Increase (decrease) in accrued expenses and
   other liabilities..................................      459,516     109,376
                                                        -----------   ---------
     Net cash used in operating activities ...........  $  (803,304)  $ 439,933
                                                        -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment ...............      338,220   $(118,149)
 Acquisition of patents, designs and trademarks ......  $  (145,099)  $ (60,393)
                                                        -----------   ---------
     Net cash used in investing activities ...........  $   193,121   $(178,542)
                                                        -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings on notes payable ...........  $  (214,519)  $(664,486)
 Payments on notes payable ...........................       16,983     (71,887)
 Proceeds from preferred and common stock, net .......    1,614,682     399,361
     Net cash provided by financing activities .......  $ 1,417,146   $(337,012)
                                                        -----------   ---------

Net increase (decrease) in cash ......................  $   806,963   $ (75,621)

CASH, beginning of period ............................  $    18,553   $  94,174

CASH, end of period ..................................  $   825,516   $  18,553
                                                        ===========   =========
Supplemental Cash Flow Information:
Cash paid during the period for interest .............  $         0   $       0
                                                        ===========   =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                WATER CHEF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

(1) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-KSB, financial statements and accompanying notes thereto.

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

(2) As of June 30, 1997, Inventories consist of the following:

          Raw Material               914,395
          Work in Progress             1,539
          Finished Goods              37,088
                                    --------
                                    $953,022
                                    ========

(3) In February 1994, the Company entered into an agreement (the "Agreement") to form a joint venture, Tianjin Tahoe Cooler Co., Ltd. (the "Joint Venture") to establish and operate a facility to manufacture the Company's Series I water coolers in the People's Republic of China. The Company's contribution to the Joint Venture, in which it has a 55% interest, will be in the form of machinery and other equipment in the approximate value of $144,000 (based on the price of the equipment to be supplied by the Company to the joint venture), $140,000 cash and designs and technology with an agreed upon value of $156,000. The minority interest of $253,000 reflected in the consolidated balance sheet represents the minority shareholder's proportionate share of the equity of the Joint Venture.

(4) In December 1996 the company purchased all of the outstanding common stock of Natural Water Systems Inc. Boulder, Co for 1, Million shares of Water Chef common. The company supplies water dispensing systems for Natural Water stores and a shower filter of patented design that removes 95% of the chlorine. Chlorine causes dry skin, split ends, scalp flaking and red eyes, Chlorine absorbed by the body during a shower has been known to cause cancer of the colon and bladder. It is believed this shower filter product can grow into a $100 Million business. This subsidiary currently accounts for 15% of the companies revenue.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the quarter and six month periods ended June 30, 1997 were $194,554 and $234,579 respectively. Cost of sales for the quarter and six month periods were $178,308 and $228,977, or 91% and 97% of sales, respectively. The high cost of sales percentage resulted primarily from the low level of manufactuing operations due to lack of working capital. This condition has change in the 3rd quarter.

Selling, general and administrative expenses for the quarter and six month periods were $406,850 and $695,284,or 209% and 296% of sales, respectively. This reflects the increase in activity in preparation for larger sales in the third quarter both from China and U.S. facilities.

Net Profit for the quarter and the loss for six month periods were $(429,807) and $(491,888), or $0.01 profit and $0.02 per loss share, respectively. The first quarter is traditionally a low sales period for water coolers, and in this case the 2nd quarter was restricted by cash of working capital. This has been corrected for the 3rd quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit decreased from $961,922 at December 31, 1996 to $218,040 at June 30, 1997. The deficit decreased primarily because of the infusion of $1.5 Million in working capital. The companies current ratio .9 to 1 on June 30, 1997, and .52 to 1 at December 31, 1996.

In January 1994, the Company commenced a private placement of Units (each Unit consisting of one share of the Company's Series A Preferred Stock, one share of the Company's common stock and one Series A Warrant to purchase four shares of the Company's common stock at a price of $1.00 per share) at a Unit purchase price of $10.00.

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

In October 1994, the Company commenced efforts to raise up to $1,200,000 in debt funding through several sources. As part of this effort, the Company is attempting to raise $800,000 in debt funding (the "Note" or "Notes") through private sources. The Notes would be unsecured and payable in one year, including interest at 10% per annum. Each Note holder would receive Series D Warrants entitling the Note holder to purchase, at a purchase price of $0.60 per share, one share of the Company's common stock for each dollar of note principal. Through September 30, 1996 the Company raised approximately $485,000 through this funding source. No further funds were solicited from this offering.

In August 1996, the Montana Department of Commerce amended its open Community Development Block Grant project to assist the Company with an additional loan of $340,000. The Company borrowed $200,000 of these funds through November 20, 1996 to meet working capital requirements. The balance was drawn in January 06, 1997.

In December 1996 the company commenced efforts to raise $2, Million from private placement of $5pfd 12% with 5 shares of common stock as of the end of the first quarter $400,000 had been raised. This private placement has been modified as of July 1, 1997 by adding an addition 5 shares of incentive stock.

The company's operations and cash flow have been hampered due to an inability to raise sufficient capital with which to fund its operations. This lack of capital has prevented the Company from being able to purchase sufficient inventory with which to fill sales orders.

To carry the companies operations until the working capital program was completed a bridge loan in the amount of $375,000 was negotiated. The loan will be repaid by the end of 1997.

The company raised $1.5 Million in working capital late in June 1997. Funds to purchase parts for coolers from China and US sources were immediately released. These parts will be used to fill the company's backlog of orders for delivery in the 3rd quarter. The funds were not made available in time to affect the company's 2nd quarter operations.

Management of the Company believes that the marketing and distribution network it has created along with the creation of new markets (such as retail and international), will produce a volume of sales sufficient to operate profitably during 1997. There can be no assurance that additional debt or equity funding will be available to the Company. The Company's management believes that with anticipated cash flow from operations, along with the funding just received the Company will have sufficient working capital with which to fund its operations for the next twelve months.

                           PART II - OTHER INFORMATION


ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits:

     Exhibit 11 Statement re: Computation of earnings per share

     Exhibit 27 Financial Data Schedule

B. Reports on Form 8-K:

     The company filed Form 8-K, dated February 27, 1997, to report that Arthur Andersen resigned as auditor for the Company.

     The company filed Form 8-K, dated May 30, 1997, to report that the Company had engaged Semple and Cooper, LLP. as auditor for the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WATER CHEF, INC.


Date:  August 20, 1997                         /s/ C. GUS GRANT
                                               -----------------------------
                                               C. Gus Grant
                                               President, Director and Chief
                                               Executive Officer
                                               (Principal Operating Officer)