Form 10QSB/A
period 1997-06-30
WATER CHEF INC
filed 1997-09-08
CIK 764839

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

                                WATER CHEF, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                               86-0515678
- ---------------------------------                            -------------------
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


                                  FORM 10-QSB/A


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

                        WATER CHEF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                  June 30,1997  December 31,1996
                                                  ------------  ----------------
                                                  (Unaudited)
CURRENT LIABILITIES:
  Accounts payable:
    Trade ......................................  $   825,502     $   852,407
    Other ......................................      276,163          54,396
  Accrued expenses and other ...................      568,450         879,966
  Current portion of notes payable .............      623,221         233,739
                                                  -----------     -----------
        Total Current Liabilities ..............    2,293,336       2,020,508
                                                  -----------     -----------
NOTES PAYABLE, net of current portion ..........    2,614,637       2,789,600
                                                  -----------     -----------
MINORITY INTEREST IN CONSOLIDATED JOINT
 VENTURE (Note 3) ..............................      253,000         253,000
                                                  -----------     -----------
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

                        WATER CHEF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30
                            ------------------------   ------------------------
                                 1997         1996          1997         1996
                                 ----         ----          ----         ----

Net sales                       194,554     $200,017      $234,579     $218,630

Cost of sales                   178,308       68,447       228,997      129,820
                            -----------  -----------   -----------  -----------
Gross margin                     16,246      131,570         5,602      (88,810)

Selling, general &
administrative expenses         406,850       19,609       695,284      226,223
                            -----------  -----------   -----------  -----------
  Profit (Loss) from
   operations                   390,604      111,961      (689,682)    (137,413)
Sale of WaterChef-Franchise                                266,175
Other income (expense):
  Interest expense              (39,266)     (61,200)      (68,381)      (7,262)
                            -----------  -----------   -----------  -----------
  Net Profit (Loss) before
  provision for income taxes   (429,870)      50,761      (491,888)    (144,675)

Provision for income taxes           --           --            --           --
                            -----------  -----------   -----------  -----------
NET Profit (Loss)           $  (429,807) $    50,761   $  (491,888) $  (144,675)
                            ===========  ===========   ===========  ===========
Profit (Loss) per common
share and common share
equivalent                  $     (0.02) $       .00   $     (0.02) $      (.01)
                            ===========  ===========   ===========  ===========
Weighted average number
of common shares and
common share equivalents
outstanding                  19,769,645   15,836,574    19,769,645   15,836,574
                            ===========  ===========   ===========  ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                        WATER CHEF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                             1997        1996
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................    $(491,888)  $ 144,675
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization ......................     (147,290)   (107,666)
  Non-operating cash flow adjustments ................            0           0
  Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable, net ....       27,353      60,982
  Decrease (increase) in inventories .................     (457,112)   (167,814)
  (Increase) decrease in prepaid expenses and
    other assets .....................................     (232,126)          0
  Increase in accounts payable-China joint venture ...     (148,000)   (148,000)
  Increase (decrease) in accounts payable ............      186,243     230,034
  Increase (decrease) in accrued expenses and
   other liabilities..................................      459,516     109,376
                                                        -----------   ---------
     Net cash used in operating activities ...........  $  (803,304)  $(167,763)
                                                        -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment ...............      338,220   $ 689,009
 Acquisition of patents, designs and trademarks ......  $  (145,099)  $ (60,393)
                                                        -----------   ---------
     Net cash used in investing activities ...........  $   193,121   $ 628,616
                                                        -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings on notes payable ...........  $  (214,519)  $(664,486)
 Payments on notes payable ...........................       16,983     (71,887)
 Proceeds from preferred and common stock, net .......    1,614,682     199,899
     Net cash provided by financing activities .......  $ 1,417,146   $(536,474)
                                                        -----------   ---------

Net increase (decrease) in cash ......................  $   806,963   $ (75,621)

CASH, beginning of period ............................  $    18,553   $  94,174

CASH, end of period ..................................  $   825,516   $  18,553
                                                        ===========   =========
Supplemental Cash Flow Information:
Cash paid during the period for interest .............  $         0   $       0
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

(4) In December 1996 the company purchased all of the outstanding common stock of Natural Water Systems Inc. Boulder, Co for 1 Million shares of Water Chef common. The company supplies water dispensing systems for Natural Water stores and a shower filter of patented design that removes 95% of the chlorine. Chlorine causes dry skin, split ends, scalp flaking and red eyes. Chlorine absorbed by the body during a shower has been known to cause cancer of the colon and bladder. It is believed this shower filter product can grow into a $100 Million business. This subsidiary currently accounts for 15% of the companies revenue.

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


Net Profit for the quarter and the loss for six month periods were $(429,807) and $(491,888), or $0.02 per share loss respectively. The first quarter is traditionally a low sales period for water coolers, and in this case the 2nd quarter was restricted by cash of working capital. This has been corrected for the 3rd quarter.


LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital deficit decreased from approximately $962,000 at December 31, 1996 to $218,000 at June 30, 1997. The deficit decreased primarily because of the infusion of $1.5 Million in working capital. The companies current ratio .9 to 1 on June 30, 1997, and .52 to 1 at December 31, 1996.

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

                           PART II - OTHER INFORMATION


ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits:

     Exhibit 11 Statement re: Computation of earnings per share


     Exhibit 27 Financial Data Schedule (Incorporated by reference to
                Form 10-QSB filed on August 22, 1997)


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



                                               WATER CHEF, INC.



Date:  September 5, 1997                       /s/ C. GUS GRANT
                                               -----------------------------
                                               C. Gus Grant
                                               President, Director and Chief
                                               Executive Officer
                                               (Principal Operating Officer)