Form 10QSB
period 1997-09-30
WATER CHEF INC
filed 1997-10-27
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

           For the transition period from             to
                                          -----------    ------------

                        Commission file number 2-96455-LA
                                              -------------


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


              7707 E.Acoma Dr.Suite 109, Scottsdale, Arizona 85260
              ----------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                                 OUTSTANDING AS OF SEPTEMBER 30, 1997
      -----                                 ------------------------------------
Common
Par Value $.001 per share                                35,036,237

                                WATER CHEF, INC.

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1.   Financial Statements:

          Consolidated Balance Sheet as of September 30, 1997..........     3

          Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996.................  5

          Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 1997 and 1996.................. 6

          Notes to Consolidated Financial Statements....................... 7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition............................ 8


PART II - OTHER INFORMATION

Item 3.   Exhibits and Reports on Form 8-K................................. 11

Signatures................................................................. 12

                        WATER CHEF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                            September 30, 1997
                                                            ------------------
                                                              (Unaudited)
CURRENT ASSETS:
   Cash ...................................................   $   55,765
   Accounts receivable, net of allowance for
   doubtful accounts of $51,940 at September 30, 1997
   and $51,940 at December 31, 1996 .......................       62,113
   Inventories, net .......................................    1,178,858
   Deposits and other .....................................       57,180
                                                              ----------
       Total Current Assets ...............................    1,353,916

PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation of $666,729 at September 30, 1997 and
  $278,375 at December 31, 1996 ...........................      374,642

PATENTS, DESIGNS AND TRADEMARKS, at cost less
  accumulated amortization of $36,848 at September 30, 1997
  and $18,943 at December 31, 1996.........................      181,381

INVESTMENT IN CHINA JOINT VENTURE (notes) .................      148,000
FRANCHISE SALE ............................................      500,000

OTHER .....................................................       55,067
                                                              ----------
                                                              $2,613,006
                                                              ==========








                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                        WATER CHEF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       September 30, 1997
                                                       ------------------
                                                          (Unaudited)
CURRENT LIABILITIES:
   Accounts payable:
     Trade ...........................................   $   818,291
     Other ...........................................         3,418
   Accrued expenses and other ........................       369,041
   Current portion of notes payable ..................       712,183
                                                         -----------

       Total Current Liabilities .....................     1,902,933
                                                         -----------

NOTES PAYABLE, net of current portion ................     1,966,916
                                                         -----------
MINORITY INTEREST IN CONSOLIDATED JOINT
  VENTURE (Note 3) ...................................       253,000
                                                         -----------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, $.001 par value,10,000,000 shares
     authorized; 120,000 shares issued and outstanding
     at September 30, 1996 ...........................           120
   Common Stock, $.001 par value, 40,000,000 shares
     authorized; 35,036,237 shares issued and
     outstanding at September 30, 1996 ...............        35,036
   Additional paid-in capital ........................     2,909,914
   Common Stock Issued ...............................     2,251,626
   Treasury stock, ...................................        (5,768)
   Accumulated deficit ...............................    (6,700,770)
                                                         -----------
       Total Stockholders' Deficit ...................    (1,509,842)
                                                         -----------
                                                         $ 2,613,006
                                                         ===========





                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                        WATER CHEF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                    Three Months Ended     Nine Months Ended
                                        September 30,         September 30
                                    -----------------     --------------------
                                    1997        1996        1997         1996
                                    ----------------      --------------------

Net sales ....................  $  289,948  $   90,720   $  524,527  $  309,351
Cost of sales ................     301,412      51,697      530,386     181,517
                                ----------  ----------   ----------  ----------
Gross margin .................     (11,464)     39,023       (5,859)    127,834

Selling, general &
administrative expenses ......     480,919     150,056    1,176,203      76,167
                                ----------  ----------    ---------  ----------

Profit (Loss) from operations     (492,383)   (111,033)   1,182,062)     51,667
Sale of WaterChef-Franchise ..                              261,221
Gain-Relieve-Debt ............     706,254                  706,254
Other income (expense):
   Interest expense ..........     (39,942)    (47,765)    (108,323)    (55,027)
                                ----------  ----------   ----------  ----------
Net Profit (Loss) before
 provision for income taxes ..     173,929    (158,798)    (322,910)     (3,360)

Provision for income taxes ...          --          --           --          --
                                ----------  ----------   ----------  ----------

NET PROFIT(LOSS) .............     173,929    (158,798)    (322,910)     (3,360)

Less-Preferred Dividends .....         (--)        (--)         (--)        (--)
                                ----------  ----------   ----------  ----------
NET PROFIT(LOSS) AVAILABLE
  FOR COMMON STOCK ...........  $  173,929  $ (158,798)  $ (322,910) $   (3,360)
                                ==========  ==========   ==========  ==========
Profit (Loss) per common share
and common share equivalent ... $     .005  $     (.01)  $     (.01) $
                                ==========  ==========   ==========  ==========
Weighted average number
of common shares and
common share equivalents
outstanding ..................  35,036,237  15,836,574   35,036,237  15,836,574
                                ==========  ==========   ==========  ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                        WATER CHEF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                             1997         1996
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................  $  (322,910)  $  (3,360)
Adjustments  to  reconcile  net  income  (loss)
 to net cash  used in  operating  activities:
   Depreciation and amortization .....................      (87,209)   (107,666)
   Non-Operating Cash Flow Adjustments ...............      (47,356)    (33,305)
   Change in assets and liabilities:
   (Increase) decrease  in accounts receivable, net ..       29,872     167,814
   Decrease (increase) in inventories ................     (682,948)   (485,583)
   Increase in investment in China Joint Venture .....            0           0
   Increase (decrease) in prepaid expenses
      and other assets ...............................            0           0
   Increase (decrease) in accounts payable ...........       85,094     230,034
   Increase in accounts payable-China Joint Venture ..     (148,000)   (148,000)
   Increase (decrease) in accrued expenses and other
      liabilities ....................................     (362,925)   (194,806)
                                                        -----------   ---------
   Net cash used in operating activities .............  $(1,536,382)  $(574,872)
                                                        -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ..............  $   583,422   $ 689,009
  Acquisition of patents, designs and trademarks .....  $  (142,084)  $ (60,393)

  Net cash used in investing activities ..............  $   441,338   $ 628,616
                                                        -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payable ..........  $  (757,086)  $(664,486)
  Payments on notes payable ..........................       16,953      71,887
  Proceeds from preferred and common stock, net ......    1,872,389     463,234

  Net cash provided by financing activities ..........  $ 1,132,256   $(129,365)
                                                        -----------   ---------

Net increase (decrease) in cash ......................  $    37,212   $ (75,621)

CASH, beginning of period ............................  $    18,553   $  94,174
                                                        -----------   ---------

CASH, end of period ..................................  $    55,765   $  18,553
                                                        ===========   =========
Supplemental Cash Flow Information:
Cash paid for interest ...............................  $         0   $       0
                                                        ===========   =========
                   The accompanying notes are an integral part of these consolidated financial statements.

                        WATER CHEF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

(1) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997, or with the Company's December 31, 1997 Form 10-KSB, financial statements and accompanying notes thereto.

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

(2) As of September 30, 1997, Inventories consist of the following (including $236,137 in China facility inventory) :

             Raw Material                  828,030
             Work in Process                12,400
             Finished Goods                338,428
                                        ----------
                                        $1,178,858

(3) In February 1994, the Company entered into an agreement (the "Agreement") to form a joint venture, Tianjin Tahoe Cooler Co., Ltd. (the "Joint Venture") to establish and operate a facility to manufacture the Company's Series I water coolers in the People's Republic of China. The Company's contribution to the Joint Venture, in which it will have a 55% interest, will be in the form of machinery and other equipment in the approximate value of $144,000 (based on the price of the equipment to be supplied by the Company to the joint venture), $140,000 cash and designs and technology with an agreed upon value of $156,000. The minority interest of $253,000 reflected in the consolidated balance sheet represents the minority shareholder's proportionate share of the equity of the

Joint Venture. No minority interest has been reflected in the accompanying consolidated statements of operations as the Joint Venture did not have any material operations during the nine months ended September 30, 1997. However, design work on the plastic molds (4) In December 1996 the company purchased all of the outstanding common stock of Natural Water Systems Inc. Boulder, Co for 1, Million shares of WaterChef common. The company supplies water dispensing systems for Natural Water stores and a shower filter of patented design that removes 95% of the chlorine. Chlorine causes dry skin, split ends, scalp flaking and red eyes, Chlorine absorbed by the body during a shower has been known to cause cancer of the colon and bladder. It is believed this shower filter product can grow into a $100 Million business.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the 3rd quarter and 9 months ending September 30, 1997 were $289,948 and $524,527 respectively. This compares to a like period of 1996 of $90,720 and $309,351. The sales increase was 170%. Sales in the 3rd quarter were limited by 2 occurrences. The late arrival of parts for the Company's totally new water dispenser line, which arrived from China in mid August. This pushed production into the September period. Second, there were delays in implementing a new sales program involving national coverage of The Home Depot stores. The Home Depot selected the Company's new Tri-Temp dispenser line as the product to be offered. Production of the new line started in September and shipments to The Home Depot started in mid October. As with any totally new product there were non recurring start up costs. They totaled $115,000 and were included in the cost of sales figures. These costs include charges incurred in both the U.S. and China facilities.

The Company will deliver 2 other new products in the 4th quarter, they are the Village Water stations and an in store dispensing system. Both are involved in the contracts totaling $200 Million over 10 years for the Philippines which were previously announced.

Delivery of both products to start in the 3rd quarter but were delayed by financing problems of the customers. We are informed these problems have now been solved.

Selling, general and administrative expenses for the quarter and nine month periods were $480,919 and $1,176,203 respectively. These year to year figures are not comparable when considering actual operating expenses. Non recurring adjustments totaling $482,000 were made in 1996 which distort the final data. The 1997 figure represents a realistic figure for the operating rate for the period. On this basis SG & A increased 18% while operations activity increased 170%.

Net profit for the 3rd quarter and 9 months was $173,929 and ($322,910). Comparing these figures with 1996 the 3rd quarter loss was ($158,798) and the 9 month loss was ($3,360). The losses incurred in the first 2 quarters were due to low operating levels. Working capital financing was obtained late in June which enabled the Company to bring operating levels to a profitable level.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit decreased from $961,922 at December 31, 1996 to $549,017 at September 30, 1997. The deficit decreased primarily because of the net profit for the quarter and account adjustments. The Company's current ratio was .71 to 1 at September 30, 1997 and .52 to 1 at December 31, 1996.

In January 1994, the Company commenced a private placement of Units (each Unit consisting of one share of the Company's Series A Preferred Stock, one share of the Company's common stock and one Series A Warrant to purchase four shares of the Company's common stock at a price of $1.00 per share) at a Unit purchase price of $10.00.

The Series A Preferred Stock provides for a 10% cumulative dividend, payable annually in the Company's common stock or cash, at the Company's option, based upon the $10.00 Unit purchase price. The Series A Preferred Stock is not convertible, and is callable by the Company at any time following January 17, 1998 at a price of $11.00 per share. In total, the Company sold 52,500 Units and received net proceeds of approximately $335,000, after deduction of offering expenses of approximately $190,000. The private placement expired in April 1994.

In January and February 1994, Canaccord Capital; Corporation loaned the Company a total of $170,000 to meet the temporary working capital needs of the Company. These notes bear interest at 10% and were payable on February 28, 1994. The notes are secured by substantially all these assets of the Company and are guaranteed by an officer and director of the Company. These notes have been paid off.

During February and March 1994, the Chairman and Chief Executive Officer of the Company, and an affiliate of his advanced the Company a total of $26,000 to meet temporary working capital needs of the Company. A portion of these loans ($13,000) was repaid out of the proceeds of the Company's private placement in March 1994.

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

In October 1994, the Company commenced efforts to raise up to $1,200,000 in debt funding through several sources. As part of this effort, the Company was attempting to raise $800,000 in debt funding (the "Note" or "Notes") through private sources. The Notes would be unsecured and payable in one year, including interest at 10% per annum. Each Note holder would receive Series D Warrants entitling the Note holder to purchase, at a purchase price of $0.60 per share, one share of the Company's common stock for each dollar of note principal. Through September 30, 1995 the Company raised approximately $485,000 through this funding source. This funding effort was closed at this point.

In August 1996, the Montana Department of Commerce amended its open Community Development Block Grant project to assist the Company with an additional loan of $340,000. The Company borrowed $200,000 of these funds through November 20, 1996 to meet working capital requirements. The balance was drawn in January 6, 1997.

In December 1996 the company commenced efforts to raise $2, Million from private placement of $5pfd 12% with 5 shares of common stock .As of the end of the first quarter $400,000 had been raised. This private placement has been modified as of July 1, 1997 by adding an addition 5 shares of incentive stock.

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

The Company raised $1.5 Million in working capital late in June 1997. Funds to purchase parts for coolers from China and US sources were immediately released. These parts will be used to fill the Company's backlog of orders for delivery in the 3rd quarter and 4th quarter. The funds were not available in time to affect the company's 2nd quarter operations.

Management of the Company believes that the marketing and distribution network it has created along with the creation of new markets (such as retail and international), will produce a volume of sales sufficient to operate profitably. There can be no assurance that additional debt or equity funding will be available to the Company.

Additional shares were issued as part of the Company's program to improve the balance sheet and working capital. In total 19,199,663 shares were issued broken down as follows 10 million shares to raise the $1.5M. 2.43 million shares for the bridge loan. Seven key employees purchased 2.3 million shares at market price. Of these shares which are restricted, Gus Grant Chairman and CEO purchased 960,000. 1 million shares were issued to settle debt which has been removed from the balance sheet. 663,000 shares were issued for a private placement and 400,000 shares were issued as incentive shares for stock sales.

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

                                              WATER CHEF, INC.


Date: October 21, 1997                        /s/ C. Gus Grant
                                              -----------------------------
                                              C. Gus Grant
                                              President, Director and Chief
                                              Executive Officer
                                              (Principal Operating Officer)