Form 10QSB
period 1998-03-31
WATER CHEF INC
filed 1998-05-22
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding as of
          Class                                        March 31, 1998
          -----                                      -----------------
Common
Par Value $.001 per share                               36,606,792

                                WATER CHEF, INC.

                                   FORM 10-QSB

                       FOR FIRST QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.  Financial Statements:

         Consolidated Balance Sheet as of March 31, 1998...................  3

         Consolidated Statements of Operations for the three and six month periods ended March 31, 1998 and 1997.......................  5

         Consolidated Statements of Cash Flows for the six
         month periods ended March 31, 1998 and 1997.......................  6

         Notes to Consolidated Financial Statements........................  7

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition.............................  8


                           PART II - OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K.................................. 11

Signatures................................................................. 12

                        WATER CHEF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                 March 31, 1998
                                                 --------------
                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                            $   43,853
  Accounts receivable, net of allowance for
   doubtful accounts of $26,541.98 at March 31,
   1998 and $26,541.98 at December 31, 1997           58,520
  Inventories, net                                 1,083,045
  Deposits and other                                 222,698
                                                  ----------

        Total Current Assets                       1,408,117

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation of $380,862
  at March 31, 1998 and $271,140 at
  December 31, 1997                                  161,060

PATENTS,  DESIGNS  AND  TRADEMARKS,  at
  cost less accumulated amortization of
  $6,934 at March 31, 1998 and $5,200
  at December 31, 1997                               162,639

FRANCHISE-SALE                                       300,000
Investment In Subsidiaries                           499,013
                                                  ----------

                                                  $2,530,830
                                                  ==========




                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                        WATER CHEF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                  March 31, 1998
                                                  --------------
                                                   (Unaudited)
CURRENT LIABILITIES:
  Accounts payable:
    Trade                                          $1,234,763
    Other                                               5,846
  Accrued expenses and other                          889,668
  Current portion of notes payable                    481,488
                                                  -----------
        Total Current Liabilities                   2,611,766
                                                  -----------
NOTES PAYABLE, net of current portion               2,184,227
                                                  -----------
MINORITY INTEREST (Note 3)                            246,125
                                                  -----------
STOCKHOLDERS' DEFICIT:

 Preferred Stock, $.001 par value, 10,000,000
   shares authorized; 145,000 shares issued
   and outstanding at March 31, 1998                      146

 Common Stock, $.001 par value, 40,000,000
   shares authorized; 36,606,792 shares issued
   and outstanding at March 31, 1998                  152,060
 Comon Stock Issued                                     1,571
 Additional paid-in capital                         6,073,139
 Treasury stock, at cost                               (5,768)
 Accumulated deficit                               (8,978,561)
                                                  -----------
       Total Stockholders' Deficit                 (2,511,288)
                                                  -----------
                                                  $ 2,530,830
                                                  ===========


                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                        WATER CHEF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                       1998         1997
                                       ----         ----

Net sales                        $   101,708     $    40,025

Cost of sales                         99,167          50,669
                                 -----------     -----------
Gross margin                           2,541         (10,644)

Selling, general &
administrative expenses              337,029         288,434
                                 -----------     -----------
Profit (Loss) from operations       (334,488)       (299,078)

  Interest expense                   (24,783)        (24,225)
                                 -----------     -----------
Other Net                                 --              --
Total Other Expense                 (359,271)        (24,225)

Gain of Foreign Subsidiary           (19,649)             --

Net Profit (Loss) before
provision for income taxes          (339,622)        (62,081)

Provision for income taxes                --              --
                                 -----------     -----------
NET PROFIT (LOSS)                   (339,622)        (62,081)

Loss per common share and
common share equivalent          $     (0.01)    $        (0)
                                 ===========     ===========
Weighted average number
of common shares and
common share equivalents
outstanding                       36,606,792      16,838,574
                                 ===========     ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                        WATER CHEF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                             1998        1997
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $(339,622)   $ (62,081)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                           (193,769)    (186,389)
  Non-Operating Cash Flow Adjustments                            0        7,689
  Change in assets and liabilities:
  (Increase) decrease in accounts receivable, net           66,083       70,287
  Decrease (increase) in inventories                       (12,323)     (31,555)
  Increase in investment in China Joint-Venture                  0            0
  Increase (decrease) in prepaid expenses and
    other assets                                           (14,404)     (28,817)
  Increase (decrease) in accounts payable                 (176,943)      72,711
  Increase in accounts payable China Joint-Venture               0     (148,000)
  Increase (decrease) in accrued expenses and
   other liabilities                                       256,661      270,768
                                                         ---------    ---------
     Net cash used in operating activities               $(405,317)   $ (35,987)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                   $       0    $(133,240)
 Acquisition of patents, designs and trademarks          $  32,974    $(154,187)
                                                         ---------    ---------
     Net cash used in investing activities               $  32,974    $(287,427)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings on notes payable               $      91    $  92,003
 Payments on notes payable                                       0      (10,149)
 Proceeds from preferred and common stock, net             360,111      261,536
                                                         ---------    ---------
     Net cash provided by financing activities           $ 360,202    $ 343,390
                                                         ---------    ---------

Net increase (decrease) in cash                          $ (12,141)   $  19,976

CASH, beginning of period                                $  55,994    $  18,553

CASH, end of period                                      $  43,853    $  38,529
                                                         =========    =========
Supplemental Cash Flow Information:
Cash paid for interest                                   $       0    $       0
                                                         =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                WATER CHEF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

(1) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998, or with the Company's December 31, 1998 Form 10-KSB, financial statements and accompanying notes thereto.

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

(2) As of March 31, 1998, Inventories consist of the following:
    (including in China facility inventory)

          Raw Material             $  393,639
          Work in Progress             30,060
          Finished Goods              659,346
                                   ----------
                                   $1,083,045
                                   ==========

(3) In February 1994, the Company entered into an agreement (the "Agreement") to form a joint venture, Tianjin Tahoe Cooler Co., Ltd. (the "Joint Venture") to establish and operate a facility to manufacture the Company's Series I water coolers in the People's Republic of China. The Company's contribution to the Joint Venture, in which it has a 55% interest, was in the form of machinery and other equipment in the approximate value of $144,000 (based on the price of the equipment supplied by the Company to the joint venture), $140,000 cash and designs and technology with an agreed upon value of $156,000. The minority interest of $246,125 reflected in the consolidated balance sheet represents the minority shareholder's proportionate share of the equity of the Joint-Venture. The Joint-Venture operated for all of the First Quarter 1998 and its results are included in the consolidated stetements.

(4) In December 1996 the company purchased all of the outstanding common stock of Natural Water Systems Inc. Boulder, Co., for 1 Million shares of Water Chef common. The company supplies water dispensing systems for Natural Water stores and a shower filter of patented design that removes 95% of the chlorine. Chlorine causes dry skin, split ends, scalp flaking and red eyes, Chlorine absorbed by the body during a shower has been known to cause cancer of the colon and bladder. It is believed this shower filter product and other fine filtration products offered by WaterChef, Inc. can grow into a Multi-Million Dollar Business.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the First Quarter ended March 31, 1998 were $101,708 compared to $40,025 in First Quarter, 1997. First Quarter sales yielded a gross margin of $2,541, which included a gain of $12,086 from domestic operations and a loss of $9,545 from the China Joint-Venture. The First Quarter of the year is typically the slowest quarter for water cooler sales, and this year's results were also adversely affected by returns from a major retailer to free up floor space for other seasonal items. The Company's manufacturing facilities were staffed at minimum levels with shipments made from inventory built during 1997.

Selling, general and administrative expenses for the Quarter were $337,029 compared to $299,078 in the 1997 Quarter, reflecting increased costs in the China Joint-Venture and costs incurred in the First Quarter for the launch of the Company's Sante line of products, which were introduced in late March.

The net loss for the Quarter was $(339,622) or $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased from December 31, 1997 to $1,203,649 at March 31, 1998. The deficit decreased primarily because of the net profit for the quarter and account adjustments. The company's current ratio .71 to 1 on December 31, 1997, and .52 to 1 at March 31, 1998.

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

In January and February 1994, Canaccord Capital Corporation loaned the Company a total of $170,000 to meet the temporary working capital needs of the Company. These notes bear interest at 10% and were payable on February 28, 1994. The notes are secured by substantially all the assets of the Company and are guaranteed by an officer and director of the Company. The principal and accrued interest will be converted to equity in the Second Quarter 1998, with the issuance of 600,000 shares of common stock to Canaccord Capital.

In October 1994, the Company commenced efforts to raise up to $1,200,000 in debt funding through several sources. As part of this effort, the Company is attempting to raise $800,000 in debt funding (the "Note" or "Notes") through private sources. The Notes would be unsecured and payable in one year, including interest at 10% per annum. Each Note holder would receive Series D Warrants entitling the Note holder to purchase, at a purchase price of $0.60 per share, one share of the Company's common stock for each dollar of note principal. Through September 30, 1995 the Company raised approximately $485,000 through this funding source. This fundeing effort was closed at this point.

In August 1996, the Montana Department of Commerce amended its open Community Development Block Grant project to assist the Company with an additional loan of $340,000. The Company borrowed $200,000 of these funds through November 20, 1996 to meet working capital requirements. The balance was drawn on January 6, 1997.

In December 1996 the company commenced efforts to raise $2 Million, from private placement of $5pfd 12% with 5 shares of common stock. As of the end of the first quarter 1997, $400,000 had been raised.

The company's operations and cash flow have been hampered due to an inability to raise sufficient capital with which to fund its operations. This lack of capital has prevented the Company from being able to purchase sufficient inventory with which to fill sales orders.

To carry the company's operations until the working capital program was completed a bridge loan in the amount of $375,000 was negotiated in March 1997.

The Company raised $1.5 Million in working capital late in June 1997. Funds to purchase parts for coolers from China and US sources were immediately released. These parts will be used to fill the company's backlog of orders for delivery in the 3rd quarter and 4th quarter, however the timing of the financing caused the company to miss the prime selling season, and fell short of its revenue forecast.

Additional shares were issued as part of the Company's program to improve the balance sheet and working capital. In total 19,199,663 shares were issued broken down as follows: 10 million shares to raise $1.5M. 2.43 million shares for the bridge loan. Seven key employees purchased 2.3 million shares at market price. Of these shares which are restricted, Gus Grant Chairman and CEO purchased 960,000. 1 million shares were issued to settle debt which has been removed from the balance sheet. 663,000 shares were issued for a private placement and 400,000 shares were issued as incentive shares for stock sales.

In the First Quarter 1998, a first payment of penalty shares in the amount of 1,570,555 shares were issued due to the Company's failure to repay the bridge loan on a timely basis.

Management of the Company believes that the current product mix and the marketing plan to penetrate new markets (both domestic and international) while increasing sales to current accounts will allow the Company to operate profitably in 1998. There can be no assurance that additional debt or equity funding will be available to the Company.

                           PART II - OTHER INFORMATION


ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits:

     Exhibit 1 -  Calculation of Earnings Per Share

     Exhibit 27 - Financial Data Schedule

B. Reports on Form 8-K:

     There were no Reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WATER CHEF, INC.


Date:  May 21, 1998                            /s/ David A. Conway
                                               -----------------------------
                                                   David A. Conway
                                                   President, Director and Chief
                                                   Executive Officer
                                                   (Principal Operating Officer)