Form 10QSB/A
period 1998-03-31
WATER CHEF INC
filed 1998-06-11
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                               (Amendment No. 1)

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

                                WATER CHEF, INC.

                                   FORM 10-QSB

                       FOR FIRST QUARTER ENDED MARCH 31, 1998


                         PART I - FINANCIAL INFORMATION

         WaterChef Inc. (the "Registrant") is filing this Amendment No. 1 on Form 10-QSB (the "Amendment") to its Quarterly Report on Form 10-QSB for the period ended March 31, 1998 for the purpose of correcting an inadvertant omission in the Registrant's Consolidated Statements of Operations of the line entitled "Sale of WaterChef franchise." Included in this Amendment is the Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997.

                        WATER CHEF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                       1998         1997
                                       ----         ----

Net sales                        $   101,708     $    40,025

Cost of sales                         99,167          50,669
                                 -----------     -----------
Gross margin                           2,541         (10,644)

Selling, general &
administrative expenses              337,029         288,434
                                 -----------     -----------
Profit (Loss) from operations       (334,488)       (299,078)

  Interest expense                   (24,783)        (24,225)
                                 -----------     -----------
Sale of WaterChef Franchise               --         261,221
Other Net                                 --              --
Total Other Expense                 (359,271)        (24,225)

Gain of Foreign Subsidiary           (19,649)             --

Net Profit (Loss) before
provision for income taxes          (339,622)        (62,081)

Provision for income taxes                --              --
                                 -----------     -----------
NET PROFIT (LOSS)                   (339,622)        (62,081)

Loss per common share and
common share equivalent          $     (0.01)    $        (0)
                                 ===========     ===========
Weighted average number
of common shares and
common share equivalents
outstanding                       36,606,792      16,838,574
                                 ===========     ===========

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WATER CHEF, INC.


Date: June 11, 1998                            /s/ David A. Conway
                                               -----------------------------
                                                   David A. Conway
                                                   President, Director and Chief
                                                   Executive Officer
                                                   (Principal Operating Officer)