Form 10QSB
period 1999-03-31
WATER CHEF INC
filed 2000-03-20
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                ( X ) QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                    ( ) TRANSITION REPORT UNDER SECTION 13 OR

                           15 (D) OF THE EXCHANGE ACT

  For the transition period from.....................to.......................

                         Commission file number 0-30544

                                WATER CHEF, INC.

        (Exact name of small business issuer as specified in its charter)

                               DELAWARE 86-0515678
                   (State of other jurisdiction (IRS Employer
              of incorporation or organization) identification No.)

            1007 GLEN COVE AVENUE, SUITE 1, GLEN HEAD, NEW YORK 11545
                    (Address of principal executive offices)

                                  516-656-0059

                           (Issuer's telephone number)

              -----------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES__X__No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                OUTSTANDING AS OF

CLASS                            MARCH 31, 1999
Common                           --------------
Par value $0.001 per share       33,060,019

                                WATER CHEF, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

                                                                           PAGE

Item 1            Financial Statements:

                  Balance Sheets as of March 31, 1999

                  and December 31, 1998..............................      3

                  Statement of Operations for the three month periods

                  ended March 31, 1999 and 1998......................      4

                  Statement of Stockholders' Deficit.................      5

                  Statements of Cash Flow for the three month periods

                  ended March 31, 1999 and 1998......................      6

                  Notes to Consolidated Financial Statements.........      7

Item 2 Managements Discussion and Analysis of Results
            of Operations and Financial Condition....................      8


                           PART II - OTHER INFORMATION

Item 3 Exhibits and Reports on Form 8-K..............................      9

Signatures...........................................................      11

                                WATER CHEF, INC.

                                  Balance Sheet

                                                       March 31      December 31
                                                         1999           1998
                                                     ----------      ----------
                                                     (Unaudited)

                                     ASSETS

Current Assets:
         Cash                                     $      7,729     $      7,994
         Accounts receivable                            22,890            8,050
         Inventory                                     190,353          220,316
         Other current assets                            2,646            3,867
                                                  -------------    ------------
                  Total Current Assets                 223,618          240,227

Property Plant and Equipment                           273,599          279,045

Investment in joint venture                            111,353          125,941

Intangible and other assets                             51,486           52,967
                                                  ------------     ------------
                                                  $    660,056      $  698,180
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Notes payable                                    $3,584,742       $3,540,249
   Accounts payable                                  1,119,906        1,105,197
   Accrued expenses                                    684,617          626,154
   Preferred dividends payable                         368,281          341,206
   Loans payable - shareholder                         169,413          169,413
                                                  ------------     ------------
                  TOTAL CURRENT LIABILITIES          5,926,959        5,782,219

Stockholders Deficit:
  Preferred stock, $.001 par value; 10,000,000 shares
  authorized; 8,082,166 shares issued and outstanding    8,082            8,082
  Common stock, $.001 par value; 40,000,000 shares
  authorized; 32,560,019 shares issued and outstanding  32,560           32,339
  Additional paid-in capital                         7,125,386        7,103,507
  Treasury stock; 4,400 common shares at cost           (5,768)          (5,768)
  ACCUMULATED DEFICIT                              (12,427,163)     (12,222,199)
                                                   ------------     -----------

TOTAL STOCKHOLDERS' DEFICIT                         (5,266,903)      (5,084,903)
                                                   ------------     -----------
                                                    $  660,056       $  698,180
                                                   ============     ============

                                WATER CHEF, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended March 31
                                                          1999         1998
                                                          ----         ----
Net Sales                                           $    103,333    $    49,353
                                                    ------------    ------------

Costs and Expenses:
      Cost of sales                                       52,352         38,780
         Selling, general and administrative             155,681        256,843
         Depreciation and amortization                     6,926         14,683
         Provision for inventory write-down                    -         31,250
                                                    ------------    ------------
                                                         214,959        341,556

Loss Before Equity in Loss of Joint Venture             (111,626)      (292,203)

Equity in Loss of Joint Venture                          (14,588)      (238,700)
                                                    -------------   ------------

Net Loss From Operations                                (124,214)      (530,903)

Other Income and Expense:
         Interest expense                                (51,675)       (40,505)
         Preferred stock dividends                       (27,075)       (27,075)
                                                    -------------   ------------
Net Loss                                             $  (204,964)   $  (598,483)
                                                    =============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)        $    (0.006)   $    (0.017)
                                                    =============   ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            32,524,515     35,111,237
                                                    ============    ============

                                WATER CHEF, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                   (Unaudited)


                            Preferred Stock          Common Stock         Additional                       Retained
                            ---------------------------------------       Paid-in      Treasury            Earnings
                             Shares     Amt.         Shares     Amt.      Capital       Stock              (DEFICIT)         TOTAL

                             ------     ---          ------     ---       -------       -----             ---------          -----
Balances at
      December 31, 1998    8,082,166   $8,082      32,339,015   $32,339   $7,103,507    $(5,768)        $(12,222,199)   $(5,084,039)

Common Stock Issues For:
  Services                                             21,000        21        2,079                                          2,100
  Extinguishment of debt                              200,000       200       19,800                                         20,000

Preferred stock dividend
                                                                                                             (27,075)       (27,075)

Net loss                                                                                                    (177,889)      (177,889)
                          ---------   ------      ----------  --------    ----------    -------         -------------    ----------
Balance at
March 31, 1999            8,082,166   $8,082      32,560,015    $32,560   $7,125,386   $(5,768)         $(12,427,163)   $(5,266,903)
                          =========   ======      ==========    =======   ==========   ========          ============    ===========





                                                  WATER CHEF, INC.

                                              STATEMENTS OF CASH FLOWS

                                                     (Unaudited)

                                                                          Three Months Ended March 31,
                                                                              1999            1998
                                                                              ----            ----
Cash Flows From Operating Activities:
 Net (loss)                                                                 $(204,964)      $(598,483)

    Adjustments  to  reconcile  net  (loss)  earnings  to
    net cash  used in operating activities:
        Depreciation and amortization                                           6,926          14,702
        Issuance of shares for services                                         2,100             -
        Equity in loss of joint venture                                        14,588         238,700
   (Increase) decrease in operating liabilities:
        Accounts receivable                                                   (14,840)         13,859
        Inventory                                                              29,963          57,621
        Prepaid expense                                                         1,221             942
    Increase (decrease) in operating liabilities:
        Accounts payable                                                       14,710         105,847
        Accrued liabilities                                                    78,463          64,035
        Accrued preferred stock dividends                                      27,075          27,075
                                                                            ----------       ---------
                           Net cash used in operating activities              (44,758)        (75,702)
                                                                            ----------       ---------

Cash Flows From Investing Activities:
      Purchase of plant and equipment                                            -             (1,765)
                                                                            ----------      ----------

                           NET cash provided by financing activities             -             (1,765)
                                                                            ----------      ----------

Cash Flows From Financing Activities:
       Proceeds from notes payable                                               -             50,000
       Increase in notes payable accrued interest                              44,493          32,252
                                                                            ----------      ----------
            Net cash provided by financing activities                          44,493          82,252
                                                                            ----------      ----------

Net Increase In Cash                                                             (265)          4,785
Cash, Beginning of Period                                                       7,994           3,123
                                                                            ----------      ----------

Cash, End of Period                                                       $     7,729       $   7,908
                                                                            ==========      ==========
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
       Common stock issued for services                                   $     2,100       $     -
                                                                            ==========      ==========
       Common stock issued for debt                                       $    20,000       $     -
                                                                            ==========      ==========

                                       7

                                WATER CHEF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

(1) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the operations results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company' December 31, 1998 Form 10-KSB, financial statements and accompanying notes thereto.

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

In accordance with Accounting Principles Board Opinion No. 16, the Water Chef-Nevada acquisition has been accounted for as a reverse acquisition. The historical financial statements prior to June 4, 1993 are those of Water Chef-Nevada (Water Chef-Nevada was formed on January 25, 1993, therefore, no financial statements are presented prior to that date). For financial statement presentation purposes, the Company is considered to be the predecessor.

(2) As of March 31, 1999, Inventories consist of the following:

                  Raw Material                                  7,137
                  FINISHED GOODS                              183,216
                                                              -------
                                                             $190,353
                                                              =======

(3) In February 1994 the Company formed Tianjin Tahoe Cooler Co. LTD. ("Tianjin Tahoe") a joint venture with Tianjin Electronics and Instrument Import and Export Corporation (TEIIEC") for the purpose of manufacturing certain Company designed water coolers in Tianjin, Peoples Republic of China. Water Chef own 55% of the joint venture company.

(4) In December, 1995 the Company issued one million shares of common stock to acquire Natural Water Systems, Inc. a company producing and marketing a variety of water filters. Such activities were discontinued in 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 RESULTS OF OPERATIONS

Net sales for the quarter ending March 31, 1999 and March 31, 1998 were $103,333 and $49,353 respectively. Revenues increased $53,980, or 109% over the earlier period.

Cost of sales for the first quarter 1999 was $52,352 compared to $38,780 in first quarter 1998, an increase of $13,572, or 35%. Gross margins in first quarter 1999 were 49% compared to 21% in first quarter 1998, primarily due to improved product mix and improved productivity.

Selling, general and administrative expenses for the period ending March 31, 1999 were $155,681 compared to $256,843 in the year earlier period. The decrease of $101,162, or 39%, was primarily due to lower consulting and travel related expenses.

The loss from continuing operations was $126,214 in first Quarter 1999 compared to a loss of $530,903 in the year earlier period. The decrease of $404,689, or 76%, is primarily attributable to the above factors and to Water Chef's reduced loss recognized from equity in the joint venture ($14,588 in first quarter, 1999 compared to $238,700 in first quarter, 1998).

LIQUIDITY AND CAPITAL RESOURCES

At the end of first quarter, 1999 the Company had a stockholder's deficit of $5,266,903 and a working capital deficit of $5,703,341.

In first quarter 1999 the Company issued 21,000 shares of common stock in payment for services rendered and 200,000 shares as compensation in lieu of cash.

In first quarter 1999 management entered into negotiations to sell redundant real estate and to restructure its existing debt.

Management intends to raise additional capital through future issuances of stock and/or debentures to finance the growth of the Company.

                           PART II - OTHER INFORMATION

ITEM 3. EXHIBITS AND REPORTS ON FORM  8-K

A.   Exhibits:Statement re: Computation of earnings per share            page 10

B.   Reports on Form 8-K

                                    EXHIBIT 1

                                WATER CHEF, INC.

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNING

                                 MARCH 31, 1999

Common and Common Equivalent shares outstanding beginning of period  32,339,019

EFFECT OF WEIGHTING SHARES ISSUED...................................    185,496
                                                                    -----------

WEIGHTED SHARES..................................................... 32,524,515
                                                                     ==========

                The net loss per share was calculated as follows:

NET LOSS...........................................................   ($204,964)
                                                                     ==========

WEIGHTED SHARES....................................................  32,525,515
                                                                     ==========

                NET LOSS PER COMMON AND COMMON EQUIVALENT SHARES

NET LOSS PER SHARE.................................................($     0.006)
                                                                  =============

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              WATER CHEF, INC.

Date:   March 10, 2000                             David A. Conway
                                                   President, Director and Chief
                                                   Executive Officer
                                                   (Principal Operating Officer)