Form 10QSB
period 1999-06-30
WATER CHEF INC
filed 2000-03-20
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                ( X ) QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                    ( ) TRANSITION REPORT UNDER SECTION 13 OR

                           15 (D) OF THE EXCHANGE ACT

  For the transition period from.....................to.......................

                         Commission file number 0-30544

                                WATER CHEF, INC.

        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                    86-0515678
         --------                                    ----------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES__X__No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                OUTSTANDING AS OF

CLASS                                JUNE 30, 1999
                                          --------
Common
Par value $0.001 per share   33,060,019

                                WATER CHEF, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

                                                                           PAGE

Item 1            Financial Statements:

                  Balance Sheets as of June 30,1999

                  and March 31, 1999......................................3

                  Statement of Operations for the three and six month

                  periods ended June 30, 1999 and 1998....................4

                  Statement of Stockholders' Deficit......................5

                  Statements of Cash Flow for the six month periods

                  ended June  30, 1999 and 1998...........................6

                  Notes to Consolidated Financial Statements..............7

Item 2            Managements Discussion and Analysis of Results
                  of Operations and Financial Condition...................8


                           PART II - OTHER INFORMATION

Item 3  Exhibits and Reports on Form 8-K..................................9




Signatures................................................................11

                                WATER CHEF, INC.

                                  Balance Sheet

                                                    June 30          December 31
                                                     1999             1998
                                                     ----             ----
                                                  (Unaudited)

                                     ASSETS

Current Assets:
   Cash                                       $         476        $      7,994
   Accounts receivable                               58,306               8,050
   Inventory                                        161,374             220,316
   Other current assets                               1,356               3,867
                                               ------------        ------------
                  Total Current Assets              221,612             240,227

Property Plant and Equipment                        268,154             279,045

Investment in joint venture                          94,048             125,941

Intangible and other assets                          50,005              52,967
                                               ------------        ------------
                                                   $633,719            $698,180

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Notes payable                                 $3,629,236          $3,540,249
   Bank overdraft                                     7,061              -
   Accounts payable                               1,092,347           1,105,197
   Accrued expenses                                 766,494             626,154
   Preferred dividends payable                      395,356             341,206
   Loans payable - shareholder                      169,413             169,413
                                               ------------        ------------
                  Total Current Liabilities       6,059,907           5,782,219
                                               ------------        ------------
Stockholders Deficit:
   Preferred stock, $.001 par value;
   10,000,000 shares authorized;
   8,082,166 shares issued and outstanding            8,082               8,082
   Common stock, $.001 par value;
   40,000,000 shares authorized;
   33,060,019 shares issued and outstanding          33,060              32,339
   Additional paid-in capital                     7,166,886           7,103,507
   Treasury stock; 4,400 common shares at cost       (5,768)             (5,768)
   Accumulated deficit                          (12,628,448)        (12,222,199)
                                               ------------        ------------
Total Stockholders' Deficit                      (5,426,188)         (5,084,039)
                                               ------------        ------------
                                                   $633,719         $698,180

                                WATER CHEF, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                          1999             1998               1999               1998
                                                          ----             ----               ----               ----
  Net Sales                                          $    139,140     $    61,632        $    242,473      $     110,985
                                                     ------------     -----------        ------------      -------------

Costs and Expenses:
         Cost of sales                                     44,355          27,990              96,707             66,769
         Selling, general and administrative              192,959         203,401             359,639            460,197
         Depreciation and amortization                      6,926          14,430              13,853             29,132
         Provision for inventory write-down                 -              31,250               -                 62,500
                                                     ------------     -----------        ------------      -------------
                                                          244,240         277,071             470,199            618,598
                                                     ------------     -----------        ------------      -------------

Loss Before Equity in Loss of Joint Venture              (105,100)       (215,439)           (227,726)          (507,613)

EQUITY IN LOSS OF JOINT VENTURE                           (17,305)        (60,500)            (31,893)          (299,200)
                                                     -------------    ------------        ------------      -------------

Net Loss From Operations                                 (122,405)       (275,939)           (259,619)          (806,813)

Other Income and Expense:
         Interest expense                                 (51,805)        (45,428)            (92,480)           (85,962)
         Preferred stock dividends                        (27,075)        (27,075)            (54,150)           (54,150)
                                                     -------------    ------------        ------------      -------------

Net Loss                                             $   (201,285)    $  (348,442)        $  (406,249)      $   (946,925)

Net Loss Per Common Share
         (basic and diluted)                         $     (0.006)    $    (0.010)        $    (0.012)      $     (0.027)

Weighted Average Common Shares
         Outstanding                                   32,717,433      35,964,472          32,620,285         35,540,212





                                WATER CHEF, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                   (Unaudited)





                                   Preferred Stock        Common Stock         Additional              Retained
                                   -----------------------------------          Paid-in    Treasury    Earnings
                                   Shares      Amt.      Shares      AMT.       Capital     Stock      (Deficit)          Total
                                   ------      ----      ------      ----       -------     -----      ---------          -----


Balances at
  December 31, 1998               8,082,166   $8,082    32,339,015   $32,339   $7,103,507  $(5,768)   $(12,222,199)    $(5,084,039)

Common Stock Issues For:
  Services                                                 421,000       421       13,679                                  14,100
  Extinguishment of debt                                   300,000       300       49,700                                  50,000


Preferred stock dividend                                                                                   (54,150)       (54,150)
Net loss                                                                                                  (352,099)      (352,099)
                                 ---------   ------     ----------   -------   ----------  --------   -------------   ------------
Balance at June 30, 1999         8,082,166   $8,082     33,060,015   $33,060   $7,166,886  $(5,768)   $(12,628,448)   $(5,426,188)




                                WATER CHEF, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)









                                                                              Six Months Ended June 30,
                                                                                  1999             1998
                                                                                  ----             ----


Cash Flows From Operating Activities:
   Net (loss)                                                                 $ (406,249)      $ (946,925)

   Adjustments  to  reconcile  net  (loss)  earnings  to
   net cash  used in operating activities:
       Depreciation and amortization                                              13,853           29,132
       Issuance of shares for services                                            14,100             -
       Equity in loss of joint venture                                            31,893          299,200
  (Increase) decrease in operating liabilities:
       Accounts receivable                                                       (50,256)          48,632
       Inventory                                                                  58,942          112,125
       Prepaid expense                                                             2,511            1,884
  Increase (decrease) in operating liabilities:
       Accounts payable                                                            7,150          108,398
       Bank overdraft                                                              7,061             -
       Accrued liabilities                                                       140,340          145,227
       Accrued preferred stock dividends                                          54,150           54,150
                                                                                 --------        ---------
                           Net cash used in operating activities                (126,505)        (148,177)

Cash Flows From Investing Activities:
       Purchase of plant and equipment                                            -              (1,765)
                                                                                 --------        ---------

                           Net cash provided by financing activities                -              (1,765)
                                                                                 --------        ---------

Cash Flows From Financing Activities:
      Proceeds from sale of common stock                                            -             170,778
      Proceeds from notes payable                                                   -              50,000
      Principle payments on notes payable                                           -             (50,000)
      Increase in notes payable accrued interest                                 118,987           78,445
                                                                                 --------        ---------

                           Net cash provided by financing activities             118,987          186,223
                                                                                 --------        ---------

Net Increase In Cash                                                              (7,518)          36,281
Cash, Beginning of Period                                                          7,994            3,123
                                                                                 --------        ---------
Cash, End of Period                                                           $      476         $ 39,404
                                                                                 ========        =========
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
         Common stock issued for services                                     $    14,100        $   -
                                                                                 ========        =========
         Common stock issued for debt                                         $    50,000        $  232,656

                                WATER CHEF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 1999

(1) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended June 30, 1999, are not necessarily indicative of the operations results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company' December 31, 1998 Form 10-KSB, financial statements and accompanying notes thereto.

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

(2) As of June 30, 1999, Inventories consist of the following:

                  Raw Material                                            21,413
                  FINISHED GOODS                                         139,961
                                                                         -------

                                                                      $  161,374
                                                                      ==========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter ending June 30, 1999 were $139,140 compared to net sales of $61,632 for the quarter ended June 30, 1998. Revenues increased $77,508, or 126% over the earlier period.

Net sales for the six months ending June 30, 1999 were $242,473, an increase of $131,488, or 119%, over the $110,985 reported for the first six months of 1998.

Cost of sales for the second quarter and first six months of 1999 were $44,355 and $96,707 respectively, compared to $27,990 and $66,769 for the second quarter and first six months of 1998. Gross margins for the first six months of 1999 were 60% compared to 40% in the year earlier period.

Selling, general and administrative expenses for the quarter ending June 30, 1999 were $192,959 compared to $203,401 for the quarter ended June 30, 1998, a decrease of $10,442, or 5%.

The net loss from continuing operations was $122,405 in second quarter, 1999 compared to a loss of $275,939 in the second quarter, 1998, a decrease of $153,534, or 56%. For the first six months, 1999 the loss from operations was $259,619 compared to $806,813 in the year earlier, a reduction of $547,194, or 68%.

The loss reduction is primarily due to improved overhead absorption, reduced compensation expense and improved product mix.

LIQUIDITY AND CAPITAL RESOURCES

At the end of second quarter, 1999, the Company had a stockholders' deficit of $5,426,188 and a working capital deficit of $5,838,295.

In the second quarter, 1999, management reached preliminary agreement to sell its redundant production facility and opened negotiations with its major creditor groups to restructure their debt. Management intends to raise additional capital through future issuances of stock and/or debentures to finance the growth of the Company.

                           PART II - OTHER INFORMATION

ITEM 3. EXHIBITS AND REPORTS ON FORM  8-K

A.   Exhibits:   Statement re: Computation of earnings per share


B.   Reports on Form 8-K

                                    EXHIBIT 1

                                WATER CHEF, INC.

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNING

                                  JUNE 30, 1999

Common and Common Equivalent shares outstanding beginning of period...32,560,019

EFFECT OF WEIGHTING SHARES ISSUED........................................157,414

Weighted shares.......................................................32,717,433

                The net loss per share was calculated as follows:

Net loss..............................................................($201,285)

Weighted shares.......................................................32,717,433

                NET LOSS PER COMMON AND COMMON EQUIVALENT SHARES

Net loss per share....................................................($  0.006)

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