Form 10QSB
period 1999-09-30
WATER CHEF INC
filed 2000-03-20
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                ( X ) QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                    ( ) TRANSITION REPORT UNDER SECTION 13 OR
                           15 (D) OF THE EXCHANGE ACT
  For the transition period from.....................to.......................

                         Commission file number 0-30544

                                WATER CHEF, INC.
                                ----------------
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

                                  516-656-0059
                                  ------------
                           (Issuer's telephone number)

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

                                                  OUTSTANDING AS OF

CLASS                                             SEPTEMBER 30, 1999
                                                            --------
Common
Par value $0.001 per share     33,060,019

                                WATER CHEF, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

                                                                            PAGE

Item 1  Financial Statements:

          Balance Sheets as of September 30,1999
          and December 31, 1998.............................................3

          Statement of Operations for the three and nine months
          periods ended September 30, 1999 and 1998.........................4

          Statement of Stockholders' Deficit................................5

          Statements of Cash Flow for the nine month periods
          ended September  30, 1999 and 1998................................6

          Notes to Consolidated Financial Statements........................7

Item 2  Managements Discussion and Analysis of Results
        of Operations and Financial Condition...............................8


                           PART II - OTHER INFORMATION

Item 3  Exhibits and Reports on Form 8-K....................................9

Signatures..................................................................11

                                WATER CHEF, INC.

                                  Balance Sheet

                                                      September 30   December 31
                                                         1999           1998
                                                     ----------      ----------
                                                     (Unaudited)

                                     ASSETS

Current Assets:
         Cash                                     $         70     $      7,994
         Accounts receivable                            12,499            8,050
         Inventory                                     118,822          220,316
         Other current assets                             -               3,867
                                                  -------------    ------------
                  Total Current Assets                 131,391          240,227

Property Plant and Equipment                           262,708          279,045

Investment in joint venture                             71,163          125,941

Intangible and other assets                             48,896           52,967
                                                  ------------     ------------
                                                  $    514,158      $  698,180
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Notes payable                                    $3,672,530       $3,540,249
   Bank overdraft                                        3,616            -
   Accounts payable                                  1,097,815        1,105,197
   Accrued expenses                                    847,302          626,154
   Preferred dividends payable                         422,431          341,206
   Loans payable - shareholder                         169,413          169,413
                                                  ------------     ------------
                  TOTAL CURRENT LIABILITIES          6,213,107        5,782,219

Stockholders Deficit:
  Preferred stock, $.001 par value; 10,000,000 shares
  authorized; 8,082,166 shares issued and outstanding    8,082            8,082
  Common stock, $.001 par value; 40,000,000 shares
  authorized; 32,560,019 shares issued and outstanding  32,060           32,339
  Additional paid-in capital                         7,166,886        7,103,557
  Treasury stock; 4,400 common shares at cost           (5,768)          (5,768)
  ACCUMULATED DEFICIT                              (12,901,209)     (12,222,199)
                                                   ------------     -----------

TOTAL STOCKHOLDERS' DEFICIT                         (5,698,949)      (5,084,039)
                                                   ------------     -----------
                                                    $  514,158       $  698,180
                                                   ============     ============

                                WATER CHEF, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended September 30,  Nine Months Ended June 30,
                                                          1999             1998               1999               1998
                                                          ----             ----               ----               ----
  Net Sales                                          $     79,384     $    85,170        $    312,587      $     196,155
                                                     ------------     -----------        ------------      -------------

Costs and Expenses:
         Cost of sales                                     57,424          57,234             154,131            124,004
         Selling, general and administrative              187,000         205,735             537,446            665,950
         Depreciation and amortization                      6,926          14,430              20,779             43,543
         Provision for inventory write-down                 -              31,250               -                 62,500
                                                     ------------     -----------        ------------      -------------
                                                          251,350         308,649             712,356            895,997
                                                     ------------     -----------        ------------      -------------

Loss Before Equity in Loss of Joint Venture              (171,966)       (223,479)           (309,499)          (699,842)

EQUITY IN LOSS OF JOINT VENTURE                           (22,885)       (228,800)            (54,778)           (70,400)
                                                     -------------    ------------        ------------      -------------

Net Loss From Operations                                 (194,851)          5,321            (445,277)          (770,242)

Other Income and Expense:
         Interest expense                                 (50,836)        (64,387)            (152,508)         (150,349)
         Preferred stock dividends                        (27,075)        (27,075)            (81,225)           (81,225)
                                                     -------------    ------------        ------------      -------------

Net Loss                                             $   (272,762)    $   (86,141)        $  (679,010)      $ (1,001,816)

Net Loss Per Common Share
         (basic and diluted)                         $     (0.008)    $    (0.002)        $    (0.021)      $     (0.028)

Weighted Average Common Shares
         Outstanding                                   33,135,019      37,493,724          32,793,748         36,198,538
                                                      ===========      ==========          ==========         ==========


                                WATER CHEF, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                       For the Nine Months Ended September 30, 1999
                                   (Unaudited)





                                   Preferred Stock        Common Stock         Additional              Retained
                                   -----------------------------------          Paid-in    Treasury    Earnings
                                   Shares      Amt.      Shares      AMT.       Capital     Stock      (Deficit)          Total
                                   ------      ----      ------      ----       -------     -----      ---------          -----


Balances at
  December 31, 1998               8,082,166   $8,082    32,339,015   $32,339   $7,103,507  $(5,768)   $(12,222,199)    $(5,084,039)

Common Stock Issues For:
  Services                                                 421,000       421       13,679                                  14,100
  Extinguishment of debt                                   300,000       300       49,700                                  50,000


Preferred stock dividend                                                                                   (81,225)       (81,225)
Net loss                                                                                                  (597,785)      (597,785)
                                 ---------   ------     ----------   -------   ----------  --------   -------------   ------------
Balance at September 30, 1999    8,082,166   $8,082     33,060,015   $33,060   $7,166,886  $(5,768)   $(12,901,209)   $(5,698,949)




                                WATER CHEF, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)









                                                                              Six Months Ended September 30,
                                                                                  1999             1998
                                                                                  ----             ----


Cash Flows From Operating Activities:
   Net (loss)                                                                 $ (679,010)      $(1,001,816)

   Adjustments  to  reconcile  net  (loss)  earnings  to
   net cash  used in operating activities:
       Depreciation and amortization                                              20,780           43,562
       Issuance of shares for services                                            14,100             -
       Equity in loss of joint venture                                            54,778           70,400
  (Increase) decrease in operating liabilities:
       Accounts receivable                                                        (4,449)          84,659
       Inventory                                                                 101,494          168,470
       Prepaid expense                                                             3,867            2,826
       Deposits                                                                     (372)             -
  Increase (decrease) in operating liabilities:
       Accounts payable                                                           12,618          112,447
       Bank overdraft                                                              3,616             -
       Accrued liabilities                                                       221,148          229,211
       Accrued preferred stock dividends                                          81,225           81,225
                                                                                 --------        ---------
                           Net cash used in operating activities                (170,205)        (209,016)

Cash Flows From Investing Activities:
       Purchase of plant and equipment                                            -                (1,765)
                                                                                 --------        ---------

                           Net cash provided by financing activities                -              (1,765)
                                                                                 --------        ---------

Cash Flows From Financing Activities:
      Proceeds from sale of common stock                                            -             107,778
      Proceeds from notes payable                                                   -              50,000
      Principle payments on notes payable                                           -             (60,737)
      Increase in notes payable accrued interest                                 162,281          136,731
                                                                                 --------        ---------

                           Net cash provided by financing activities             162,281          233,772
                                                                                 --------        ---------

Net Increase In Cash                                                              (7,924)          22,991
Cash, Beginning of Period                                                          7,994            3,123
                                                                                 --------        ---------
Cash, End of Period                                                           $       70         $ 26,114
                                                                                 ========        =========
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
         Common stock issued for services                                     $    14,100        $   -
                                                                                 ========        =========
         Common stock issued for debt                                         $    50,000        $  427,656

                                WATER CHEF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

(2) As of September 30, 1999, Inventories consist of the following:

                  Raw Material                                            30,106
                  FINISHED GOODS                                          88,715
                                                                        --------

                                                                      $  118,821

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

ITEM 2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter ending September 30, 1999 were $79,384 compared to net sales of $85,170 for the quarter ending September 30, 1998, a decrease of $5,786, or 7%.

Net sales for the nine months ending September 30, 1999 were $321,857 compared to net sales of $196,155 for the first nine months of 1998, for an increase of $125,702, or 64%.

Cost of sales for the third quarter 1999 was $57,424 as compared to $57,234 for the third quarter 1998. Gross margins for the third quarter, 1999 were 28% compared to 33% in the third quarter, 1998.

Selling, general and administrative expenses for the quarter ending September 30, 1999 were $187,000 compared to $205,735 in the third quarter, 1998, a decrease of $18,735, or 9%.

The net loss from continuing operations in the quarter ending September 30, 1999 was $194,851 compared to a profit of $5,321 in the quarter ending September 30, 1998. The 1998 period included a profit from equity in the joint venture while the 1999 period included a loss of $22,885.

For the first nine months of 1999, the net loss was $678,010 compared to a net loss of $1,001,816 for the first nine months of 1998, a reduction of $322,806, or 32%.

The loss reduction is primarily due to reduced compensation expense and consulting expense and gross margin improvement.

LIQUIDITY AND CAPITAL RESOURCES

At the end of third quarter, 1999, the Company had a stockholders' deficit of $5,698,949 and a working capital deficit of $6,081,716.

Management intends to restructure its existing debt and to raise additional capital through future issuances of stock and/or debentures to finance the growth of the Company

                           PART II - OTHER INFORMATION

ITEM 3. EXHIBITS AND REPORTS ON FORM  8-K

A.   Exhibits: Statement re: Computation of earnings per share           page 10

B.   Reports on Form 8-K

                                    EXHIBIT 1

                                WATER CHEF, INC.

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNING

                               SEPTEMBER 30, 1999

Common and Common Equivalent shares outstanding beginning of period   33,060,019

EFFECT OF WEIGHTING SHARES ISSUED..................................       75,000
                                                                      ----------

WEIGHTED SHARES....................................................   33,135,019
                                                                      ==========

                The net loss per share was calculated as follows:

NET LOSS...........................................................   ($272,762)

WEIGHTED SHARES....................................................   33,135,019


                NET LOSS PER COMMON AND COMMON EQUIVALENT SHARES

NET LOSS PER SHARE.................................................($     0.008)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   WATER CHEF, INC.

Date: March 10, 2000                               David A. Conway
                                                   President, Director and Chief
                                                   Executive Officer
                                                   (Principal Operating Officer)