Form 10KSB
period 1999-12-31
WATER CHEF INC
filed 2000-04-17
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                         Commission file number 0-30544

                                WATER CHEF, INC.

        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                             86-051678
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

            1007 GLEN COVE AVENUE, SUITE 1, GLEN HEAD, NEW YORK 11545
                    (Address of principal executive offices)

                                  516-656-0059

                           (Issuer's telephone number)

   Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES__X__No__

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 1999 -$354,792

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2000 computed by reference to the closing bid price of the Water Chef Inc. Common Stock as reported by OCTBB on that date $0.31):
$10,248,606

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                OUTSTANDING AS OF

CLASS                            MARCH 31, 2000
Common                           --------------
Par value $0.001 per share       33,060,019

Transitional Small Business Disclosure Format (check one):Yes         No     X

                                WATER CHEF, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I                                                                      PAGE

         ITEM 1.           BUSINESS                                            2
         ITEM 2.           PROPERTIES                                          8
         ITEM 3.           LEGAL PROCEEDINGS                                   8
         ITEM 4.           SUBMISSION OF MATTERS TO VOTE                       8

PART II

         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED                8
                           STOCKHOLDER MATTERS.
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR             9
                           PLAN OF OPERATIONS.
         ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.       11
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH                  11
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE.

PART III

         ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE            12
                           REGISTRANT.

         ITEM 10.          EXECUTIVE COMPENSATION.                            13
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL           14

                           OWNERS AND MANAGEMENT.

         ITEM 12.          RELATED PARTY TRANSACTIONS                         16

PART IV

         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

                                     PART I

ITEM I.  BUSINESS

OVERVIEW

Water Chef, Inc. (the "Company"), is a Delaware Corporation design, manufacturing and marketing company engaged in the manufacture and marketing of water dispensers and purification equipment through the use of its equipment, patents and other assets and its 55% owned joint venture, Tianjin Tahoe Cooler Co., Ltd. (the "Joint Venture") in the Republic of China.

The Company designs and markets its products primarily to capitalize on the growing demand for pure water dispensing appliances, which is driven by the increasing market for purified water. Themarket growth for bottled water is at a 10% per year rate.

In the water market, WaterChef offers three lines of products designed to make available purified water in the home, in offices, retail stores, and residential areas. These are water dispensers (commonly called coolers) small filter systems, and village water systems. The units have a capacity of between 6 & 5,000 gallons per day.

Because of this increasing demand for purified water, the Company believes that it is positioned to experience growth as a result of the patented features that have been incorporated into its products, in addition to their design and presentation.

DEVELOPMENT OF THE COMPANY

As a result of the transaction discussed below, on July 14, 1993 the Board of Directors approved a name change from Auto Swap U.S.A., Inc. to Water Chef, Inc.

The company was incorporated under Arizona law in 1985, but was subsequently merged into a Delaware corporation in 1987. Prior management had operated and sold several enterprises, including the last enterprise disposed of in March 1993.

Pursuant to a Merger Agreement and Plan of Reorganization between the Company and Water Chef, a Nevada corporation ("Water Chef-Nevada") dated June 4, 1993 ("the Agreement"), the Company issued 3,800,000 shares of its common stock to Water Chef-Nevada's three stockholders, in exchange for all issued and outstanding common stock of Water Chef-Nevada. The common stock issued represented 62% of the issued and outstanding shares of its common stock after the merger. In connection with this transaction, Water Chef-Nevada's officers and its director became officers and a director of the Company. This resulted in Water Chef-Nevada's officers and director, and directors appointed by Water Chef-Nevada, controlling the Company's day-to-day operations.

PRODUCTS AND TECHNOLOGY

In May 1993, the Company began the construction of a facility to produce TAHOE(R) "Traditional" model water dispensers in which the bottle of water rests upside down on top of the dispenser cabinet with its neck protruding downward into the cabinet. The first production occurred in July 1993. In November 1993 the Company also began limited production of its TAHOE(R) "New Century" model in which the bottle rests inside of and on the bottom of the dispenser cabinet, with the neck upwards.

The Company's present models are or will be equipped with various combinations of tepid, cool, hot and carbonated water. In February 1994, the Company entered into an agreement (the "Agreement") to form a joint venture, Tianjin Tahoe Cooler Co., Ltd. to establish and operate a facility to manufacture the Company's TAHOE(R) Series I (Infinity) water coolers in the People's Republic of China. The Company's contribution to the Joint Venture, in which it has a 55% interest, was in the form of machinery and other equipment in the approximate value of $144,000 (based on the price of the equipment supplied by the Company to the joint venture), $140,000 cash and design and technology with an agreed upon value of $156,000. The Joint Venture commenced limited parts production in May 1996, and the first significant import of finished product and parts kits for assembly in Havre, Montana occurred in the second half of 1997.

The Agreement also calls for a transfer of certain advanced production technology from the Company to the Joint Venture and the payment of royalties by the Joint Venture to Water Chef, Inc. for sales in the China Market. The transfer of technology agreement is for a term of 15 years.

In addition to the above, the Company has entered into a Distributor Agreement with the Joint Venture, whereby the Company becomes the exclusive sales and distribution company of products manufactured by the Joint Venture for all parts of the world except the People's Republic of China, Taiwan and Hong Kong.

As a result of the formation of the joint venture, a new design water dispenser using updated technology and advanced composite materials was designed in the United States and tooled by the Joint Venture in the Republic of China. The molds are owned by the Joint Venture. All plastic parts for the Infinity model dispenser are sourced from China and finished goods and parts kits for United States assembly are shipped to WaterChef's Havre facility to meet market needs in the U.S. and assigned export markets. Standard models will be assembled and shipped directly from China to meet market needs. Variations of this product line will be assembled and sold int the China Bloc.

Licensees of WaterChef will also buy parts from the Joint Venture.

In late 1999 WaterChef created a prototype for a revised front panel and quotes for the necessary tooling have been requested by the joint venture company engineering personnel. The tooling will be procured in China and the Company expects to have the updated design ready for market in Second Quarter, 2000.

During 1999 the Company entered into an agreement with a Long Island, New York manufacturer to produce its patent-pending Community Water Source family of products. The contract manufacturers' proximity to WaterChef's headquarters affords WaterChef's marketing personnel frequent opportunity to participate in design and performance meetings.

The Company also produces custom water filtration systems for installation in various models of the Series I (Infinity) series of water coolers. Such systems are connected directly to the water supply of the premises in which the cooler is located, thus eliminating the need for the use of bottled water. This same purification system can be used for an under counter installation where cooling or heating of the water is not required.

The Company through its acquisition of Natural Water Systems, Inc. (acquired December 1995) offers a line of shower filters, counter top filters and under-counter filter products.

MANUFACTURING FACILITIES

The Company's manufacturing facilities are located in Havre, Montana, and Tianjin, China. The Company leases approximately 13,000 sq. ft. of manufacturing space at $0.21 per sq. ft. per month including utilities. The lease is for three years and extends to November, 2002. The Company's water dispensers include a one year warranty, requiring the Company to repair or replace, at its option, all defective parts on such products. The refrigeration system included in the coolers includes a 5 year limited warranty which is provided by the manufacturer of the system.

MARKETS AND COMPETITION

Based on market studies conducted by others, the Company estimates that approximately 750,000 water dispensers were produced in 1997 in the United States. The water dispenser market in 1999 grew to about $145 million with a 10% per year growth rate. There are three privately-owned companies which the Company estimates account for approximately 75% of these sales. The Company will be at a competitive disadvantage with these companies as they are better financed, have greater depth of management and have established channels of distribution for their products.

The traditional market for water dispensers has been the bottled water companies, which lease the water dispensers to their customers for use in connection with delivery of the bottle water companies' products, and coffee service businesses, which provide coffee and other hot drink appliances to offices and frequently provide water dispensers and purified water as well.

Sales of the Company's products to the small water companies and coffee service companies are presently made through direct sales and independent sales representatives in the United States who are paid on a commission basis. A new market that has recently developed is the "water store," which is a retail store that sells purified water and water dispensers directly to consumers. Sales of water dispensers by water stores have increased as consumers elect to purchase, rather than lease, a water dispenser. Further, mass merchandisers such as The Home Depot and Sam's are entering the market. The Company's line of Infinity WaterChef water dispensers was designed to be user friendly with styling along appliance lines. This and other features make the line attractive to mass merchandisers who are expected to sell a significant share of water dispensers over the next five years.

The Company, via its acquisition of Natural Water Systems, has entered the lifestyle products market. The product lines are shower filters, counter-top and under-counter filters and purifiers and water coolers. Market data shows that over 12 million of these products were sold in 1998, mostly through mass merchandising outlets. The public is becoming aware of the need for these products and increasing the purchases about 11% per year.

WaterChef began the development of its Community Water Source product in 1997, responding to the world-wide need for an affordable, local solution for the potable water needs of smaller populations in emerging economies. Development and advanced engineering continued into 1998 and a systems patent application was filed in October, 1998. The Company has been notified that the U.S. Patent and Trademark Office examiner has upheld claims made by the Company and the patent will issue.

In June 1997, the Company received a memorandum of understanding from a Philippine Building Contractor to provide water center systems for a series of low-income housing developments. The product is designed to produce 5,000 gallons per day of purified water. The Philippine government agency, PITC, was appointed as Water Chef's sales representative. Although the need for housing and water systems persists Water Chef to date has received no purchase order for this project.

In 1998, Washington D.C. based Counterpart International selected Water Chef's Village Water Center as the potable water system for its planned housing development in the Phillippines.

Originally planned for 1999, the project has not yet begun.

In 1999 the Company entered into an agreement with First Argentum, LLC to qualify and select international distributors to market and sell the Company's patent pending water purification systems for small communities.

BACKLOG

Because of the Company's practice to immediately fill water dispenser orders for shipment in the U.S. there is no significant backlog.

RAW MATERIALS

The Company believes that there are alternative sources of supply for most of the materials used in manufacturing its products. Some of these materials, however, must be obtained from foreign suppliers, which subjects the Company to the risks inherent in obtaining materials from foreign sources, including supply interruptions. The Company's suppliers are adequately meeting the requirements of the Company.

PATENTS

The Company owns and holds eight patents that are or will be used in connection with the manufacture of its water dispensers. The issued patents, two of which expire in 2006, three of which expire in 2007, and three in 2008 cover such items as the designs for cabinets for the "new Century" water dispenser, certain methods of providing carbonated water through a water cooler, and the refrigeration unit for the water dispensers which features the use of ice as a thermal storage medium to extend the peak draw capacity of a water dispenser, e.g., the number of cups of cold water that may be drawn from the water coolers in an hour. There can be no assurance that any of its issued patents will afford protection against a competitor or that any patents issued to the Company could not be designed around or invalidated. In addition, the Company has filed for patent protection for its Community Water Source (October, 1998).

There can be no assurance that any application of the Company's technologies will not infringe patent or proprietary rights of others or that licenses, which might be required for the Company's processes or products, would be available on favorable terms. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenge will not be successful. The cost of litigation to uphold the validity of a patent and prevent infringement can be substantial and may have a material adverse effect on the Company's financial position.

SEASONALITY

The Company expects to experience seasonal fluctuations in the level of sales in the North American market for water dispensers. In particular, the Company anticipates that the first and, to a lesser extent, the fourth calendar quarters will be characterized by lower sales, due to the winter season. As the international market grows, the Company expects these seasonal fluctuations to be offset in part by sales in foreign markets, such as Australia, that experience their summer season while North America is experiencing its winter season. Further, the Company is seeking retail outlets in the U.S.

whose sales are not as seasonal as the bottled water companies.

Large purification systems such as Village Water Systems and point-of-use water dispensers have very little seasonal variation. Shower filters and counter top filter products are gift type items which TYPICALLY RESULTS IN ABOUT 40% OF THEIR SALES IN THE 4TH calendar quarter.

RESEARCH AND DEVELOPMENT

Product design is coordinated from Glen Head, New York and accomplished by engineering personnel in New York, Havre, Montana and Tianjin, People's Republic of China.

All of the Company's products have been designed to offer the broadest appeal to the markets they serve.

ENVIRONMENTAL LIABILITY

The Company's manufacturing process does not generate any hazardous waste in its operations.

INSURANCE

The Company maintains a $1,000,000 umbrella liability policy, in addition to a $2,000,000 general and product liability policy which covers the manufacture and marketing of its products. The

Company believes its insurance coverage to be adequate.

EMPLOYEES

The Company (as of December 31, 1999) employed a core of two management personnel in the Havre, Montana plant. The number of hourly personnel employed on the production line fluctuates with demand schedules.

The Company (as of December 31, 1999) employed three people in its headquarters operations, of whom one is engaged in management, one in administration, sales and marketing and one in operations and engineering management.

The Company believes that its relations with its employees are good. The Company also believes there is a sufficient number of persons available at prevailing wage rates in or near Havre, Montana that should expansion of its production require additional employees, they would be readily available. The Company has no collective bargaining agreement with any of its employees.

ITEM 2.  PROPERTIES

The company's manufacturing facilities are located in Havre, Montana and at the Tianjin, Tahoe Joint Venture facility located at Electronic Park, Tianjin Economic and Technology Development Zone, Tianjin, People's Republic of China.

In November 1999 the Company concluded the sale of its owned manufacturing facility in Havre, Montana to the BIG Equipment Co., LLC. Coincidentally the Company negotiated its release from a lease agreement with Hill County, Montana and became a tenant of the BIG Equipment Company, occupying approximately 13,000 sq. ft. of production space.

ITEM 3.  LEGAL PROCEEDINGS

The Company was involved in no significant legal proceedings in 1999.

ITEM 4.  SUBMISSION OF MATTER TO VOTE

No matters were submitted to the shareholders for vote during 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

Trading activity with respect to common stock, and the fact that certain shares of common stock have been registered under the Exchange Act which may be and are traded in the over-the-counter market, should not of itself be deemed to constitute an "established trading market." A public trading market having the characteristics of depth, liquidity and orderliness, depends upon the existence of market-makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company has no control.

The Company's common stock was included on NASDAQ under the symbol SWAP, until July 31, 1992. Subsequent to that date, the common stock has been quoted through the NASD "Electronic Bulletin Board" under the symbol WTER.

The chart below sets forth the range of high and low bid prices for the Company's common stock based on closing transactions during each specified period as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices without retail mark-up, mark-down, quotation or commission and do not necessarily represent actual transactions.

         1996                                     HIGH                      LOW

         First Quarter                            .11                       .08
         Second Quarter                           .10                       .06
         Third Quarter                            .34                       .09
         Fourth Quarter                           .25                       .10

         1997                                     HIGH                      LOW

         First Quarter                           .23                       .10.5
         Second Quarter                          .29                       .14
         Third Quarter                           .28                       .11.5
         Fourth Quarter                          .39                       .13

         1998                                     HIGH                      LOW

         First Quarter                           .21                       .10
         Second Quarter                          .13                       .10
         Third Quarter                           .07                       .04
         Fourth Quarter                          .03                       .01







         1999                                     HIGH                      LOW

         First Quarter                           .02                       .01
         Second Quarter                          .17                       .02
         Third Quarter                           .08                       .04
         Fourth Quarter                          .07                       .03

         2000

         First Quarter                           .86                       .04

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

INTRODUCTION

Water Chef, Inc. (the "Company") is a manufacturing and marketing company engaged in the manufacture and marketing of water dispensers and water purification and filtration equipment through the use of its equipment, patents and other assets.

DEVELOPMENT OF THE COMPANY

Pursuant to a Merger Agreement and Plan of Reorganization between the Company and Water Chef-Nevada dated June 4, 1993 ("the Agreement"), the company issued 3,800,000 shares of its common stock to Water Chef-Nevada's three stockholders, in exchange for all issued and outstanding common stock of Water Chef-Nevada. The common stock issued represented 62% of the issued and outstanding shares of its common stock after the merger. In connection with this transaction, Water Chef-Nevada's officers and it director became officers and a director of the Company. This resulted in Water Chef-Nevada's officers and director, and directors appointed by Water Chef-Nevada, controlling the Company's day-to-day operations.

RESULTS OF OPERATIONS

Net revenues for the fiscal years ended December 31, 1999 and December 31, 1998 were $354,792 and $238,548. Revenues increased $115,244 or 48% over the earlier period.

Cost of Sales increased from $176,233 in 1998 to $247,416 in 1999, an increase of $71,183 or 40% from 1998 primarily due to higher unit sales.

Selling general and administrative expenses for 1999 were $736,357 compared to $1,078,742 for 1998, a decrease of $342,385, or 32%. The decrease is attributable to lower staffing and consulting expenses as well as reduced rental and business travel expenses compared to 1998.

The loss from operations for the fiscal year ended December 31, 1999 was $628,981 compared to $1,016,427 for the previous year, a reduction of $387,446, or 38%.

In fiscal year 1999, the Company negotiated the restructuring the major elements of its debt, resulting in an extraordinary gain of $344,055.

In fiscal year 1999, the Company wrote-off accrued expenses and accounts payable of $801,875, which had been incurred under prior management during the year ended December 31, 1994, as it was determined that these obligations would not have to be paid.

For fiscal year ended December 31, 1999 the Company had net income of $159,353 compared to a net loss of $1,517,971 for the year ended December 31,1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 the Company had a stockholders' deficit of $4,759,140 and a working capital deficit of $4,877,661.

In 1999 the Company began the restructuring of its debt. With the sale of its manufacturing facility in Havre, Montana The Company generated proceeds to pay all outstanding real estate and personal property taxes in Hill County, Montana. To assist the Company in its restructuring, Hill County forgave a $300,000 mortgage obligation and approximately $120,000 of accrued rental related expenses. The balance of the proceeds were paid, in the First Quarter, 2000, to U.S. Small Business Administration to reduce the Company's debt to that agency, and preliminary agreement was reached with the Bear Paw Development Corporation of Northern, Montana and the Montana Department of Commerce to convert debt to equity. These transactions will close in 2000.

In 1999, the Company canceled 425,000 share of common stock which were previously issued, in error, to a former officer of the Company.

As part of its restructuring, the Company issued 1,911,666 shares of common stock to pay certain accounts payable and salaries. In addition, the Company issued 1,428,500 shares of common stock for services preformed on behalf of the Company.

Early in 2000 the Company entered into an agreement with a securities firm to raise capital for the Company.

Management has undertaken a program to restructure its existing debt and plans to raise additional capital through future issuances of stock and/or debentures to finance the growth of the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

At year-end 1999 the Company's Directors and Executive officers are:

NAME                                     AGE       POSITION(S) WITH COMPANY

David A. Conway                          58   Director, Chairman, President, and
                                              Chief Executive Officer

John J. Clarke                           58   Director

Richard P. Farkas                        76   Director

Rudolf W. Schindler                      47   Vice President Marketing & Sales

DAVID A. CONWAY

Was elected to the Board in July of 1997 and joined the Company as President and CEO in early 1998. Previous experience includes President and CEO of a privately held public relations and marketing company; Director and Vice President, Administration of KDI Corporation, a NYSE conglomerate until taken private by management; Vice President Administration, Keene Corporation and earlier positions with Goldman Sachs & Co. and CBS, Inc. Mr Conway holds undergraduate and graduate degrees from Fordham University and is listed in Who's Who in American Business.

JOHN J. CLARKE

Jack Clarke is co-founder of Baldwin & Clarke Corporate Finance, Inc. and Baldwin & Clarke Capital Markets, Inc. and a principal and co-founder of The Baldwin & Clarke Companies, a diversified financial services organization made up of five independent companies. Jack has a broad industry background with special emphasis on banking, healthcare and manufacturing. He is a registered securities principal of the National Association of Securities Dealers.

A graduate of Northeastern University, Jack is a founding Director of two New Hampshire commercial banks, a principal of several substantial commercial real estate ventures and has served as a trustee and member of a number of non-profit and civic organizations.

RICHARD P. FARKAS

Founder  and  Chairman  of  IMC  Corporation,  Inc.  an  international  business
consultancy   providing   broad  based  business   services  to   multi-national
corporations.

Mr. Farkas is a graduate of Princeton and Yale Universities, attended New Jersey Law School and served as a line officer in the U.S. Navy for four years.

After holding a number of corporate executive and operating positions with international companies such as Owens Illinois, ACF Industries, American
Standard and Westvaco, Mr. Farkas acquired, and later sold, a major paper products company.

In addition to WaterChef, Mr. Farkas currently serves on the boards of Arista Insurance Company, Environmental Solutions, Inc. and T.A. Lehman Corporation.

RUDOLF W. SCHINDLER

Vice President Sales and Marketing - Joined WaterChef, Inc. in September of 1998 after making a significant investment in the Company. Prior to WaterChef he served as Executive Vice President and CEO of Stocko Connectors Corp., a subsidiary of a leading European connector manufacturer for the appliance industry since 1995. He served as Director of Sales and Marketing for Stocko in the U.S. for 5 years and prior to that, 9 years as Manager, Special Projects and application engineer for Schenck, the world leading manufacturer of vibrations technology equipment. He hold an MS in Mechanical Engineering from the Technical University of Darmstadt, Germany and an MBA from Adelphi University.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION


Name                       Year     Salary           Bonus       Non - Cash                Total
Principal Position                                              Compensation            Compensation
David A. Conway            1999     $150,000            0              0                $150,000


DIRECTORS' COMPENSATION

Directors of the Company do not receive compensation for serving as members of the Company's Board of Directors. All directors are reimbursed for their expenses in attending meetings of the Board.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

The Company's Amended and Restated Certificate of Incorporation and Bylaws eliminate in certain circumstances the liability of Directors of the Company for monetary damages for breach of their fiduciary duty as Directors. This provision does not eliminate the liability of a Director (i) for breach of the Director's duty of loyalty to the Company or its stockholders; (ii) for acts of omissions by the director not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for willful or negligent declaration of an unlawful dividend, stock purchase or redemption; (iv) for transactions from which the Director derived an improper personal benefit; or (v) for any act or omission occurring prior to the effective date of the Amended and Restated Certificate of Incorporation.

The Company's Amended and Restated Certificate of Incorporation provides generally for indemnification of the Directors and Officers to the full extent permitted under Delaware law, and permits indemnification for all other persons whom the Company is empowered to indemnify.

The Company's Bylaws provide that the Company may indemnify, to the fullest extent permitted under Delaware law, any person, including officers and directors, with regard to any action or proceeding.

The Company believes that it is the position of the Securities and Exchange Commission that insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under the Securities Act, those provisions are against public policy as expressed in the Securities Act and are therefore unenforceable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                    MANAGEMENT

Set forth below is information as of December 31, 1999, concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the issued and outstanding common stock of the Company, all Directors, the Executive Officers, and all Directors and Executive Officers of the company as a group based on the number of shares of common stock issued and outstanding as of the date of this Offering Memorandum. For purposes of the Memorandum, beneficial ownership is defined in accordance with the Rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest.

Name and Address of                         Number of Shares of Voting                  Percentage of
BENEFICIAL OWNER OF SHARES                  STOCK BENEFICIALLY OWNED (1)                CLASS/TOTAL VOTING

David A. Conway     (2) (3)                 3,333,334 Common                                     9.5%
c/o Water Chef, Inc.                        6,936,666 Preferred E                                87.0%
1007 Glen Cove Ave.                                                                     % of Total Voting
Glen Head, NY 11545                                                                              23.8%

John J. Clarke                              433,334 Common                                       1.2%
c/o Baldwin & Clarke Corp. Finance                                                      % of Total Voting
116B South River Road                                                                            1.0%
Bedford, New Hampshire 03110

Richard P. Farkas                           250,000 Common                                       __
IMC, Inc.
121 Highway #38
West Long Branch, NJ 07764

Rudolf W. Schindler (4)                     1,166,666 Common                                     3.3%
c/o WaterChef, Inc.                         1,000,000 Preferred E                                12.6%
1007 Glen Cove Avenue                                                                   % of Total Voting
Glen Head, NY 11545                                                                              5.0%

All Executive Officers and                  5,183,334 Common                                     14.7%
Directors as a Group   (5)                  7,936,666 Preferred E                                100%
(Four -4- Persons)                                                                      % of Total Voting
                                                                                                 30.4%

(1) All shares of Voting Stock are comprised of Common Stock and Preferred Class E, with full voting rights and convertible into Common at the discretion of the Company.

(2) Includes 2,666,666 Preferred E Shares held by affiliates and 3,333,334 Shares of Common held in an IRA Trust.

(3) 6,666,666 Shares of Preferred E and 3,333,334 Shares of Common held by Mr. Conway and affiliates are subject to anti-dilution provisions to insure that said shareholders maintain 32.6% ownership of the Total Voting Shares.

(4) 1,000,000 Shares of Preferred E held by Mr. Schindler are subject to anti-dilution provisions to insure that the shareholder maintains ownership of 2.46% of the Total Voting Shares.

(5) Does not include Officers or Directors of the Company who were not such as of the date of record.



ITEM 12.  RELATED PARTY TRANSACTIONS

None.

                                WATER CHEF, INC.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report ...............................                 F-2

Balance Sheet  . ...........................................                 F-3

Statements of Operations ....................................                F-4

Statements of Stockholders' Deficit..........................                F-5

Statements of Cash Flows ....................................                F-6

Notes to Financial Statements ...............................        F-7  - F-14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Water Chef, Inc.
Glen Cove, New York

                  We have audited the accompanying balance sheet of Water Chef, Inc. as of December 31, 1999 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Water Chef, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company incurred operating losses of approximately $878,000 and $1,409,000 in 1999 and 1998, respectively. Additionally, the Company had working capital and total capital deficiencies of approximately $4,878,000 and $4,759,000 at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

April 6, 2000
New York, New York

                                WATER CHEF INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS:

    Cash                                                        $          4,426
    Due from factor                                                        2,073
    Inventories                                                           98,565
    Cash held in escrow                                                  161,988
    Prepaid expenses and other current assets                              3,401
                                                                  --------------
       TOTAL CURRENT ASSETS                                              270,453

PROPERTY AND EQUIPMENT - at cost, net                                     15,194

INVESTMENT IN JOINT VENTURE                                               52,184

INTANGIBLE AND OTHER ASSETS                                               51,143

                                                                  --------------
                                                                $        388,974

                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Notes payable and accurred interest                         $      3,375,238
    Accounts payable                                                     675,293
    Preferred dividends payable                                          449,506
    Loan payable-shareholder                                             327,781
    Accrued expenses and other current liabilities                       320,296
                                                                  --------------
       TOTAL CURRENT LIABILITIES                                       5,148,114

                                                                  --------------


STOCKHOLDERS' DEFICIT:

    Preferred stock, $.001 par value;
       10,000,000 shares authorized;
       8,082,166 shares issued and outstanding                            8,082
    Common stock, $.001 par value;
       90,000,000 shares authorized;
       35,254,181 shares  issued and outstanding                         35,254
    Additional paid-in capital                                        7,266,138
    Treasury stock, 4,400 common shares, at cost                         (5,768)
    Accumulated deficit                                             (12,062,846)

                                                                 ---------------
       TOTAL STOCKHOLDERS'  DEFICIT                                  (4,759,140)

                                                                 ---------------
                                                                $        388,974

                                                                 ===============





                       See Notes to financial statements.

                                WATER CHEF INC.
                            STATEMENTS OF OPERATIONS



                                                                                            Years Ended December 31
                                                                                          ---------------------------
                                                                                              1999           1998
                                                                                          -----------      ----------

NET SALES                                                                                 $  354,792       $  238,548

COSTS AND EXPENSES:

     Cost of sales                                                                           247,416          176,233
     Selling, general, and administrative                                                    736,357        1,078,742
                                                                                             983,773        1,254,975


LOSS BEFORE OTHER INCOME (EXPENSES) AND
                                                                                            ---------      -----------
     EXTRAORDINARY ITEM                                                                     (628,981)      (1,016,427)
                                                                                            ---------      -----------
OTHER INCOME (EXPENSES)

     Non-recurring income                                                                    801,875                -
     Interest expense                                                                       (179,044)        (233,075)
     Equity in loss of joint venture                                                         (73,757)        (160,169)
     Gain on sale of land and building                                                         3,505                -
                                                                                            ---------      -----------
     Other Income expenses, net                                                              552,579         (393,244)
                                                                                            ---------      -----------
Loss before extraordinary item                                                              (76,402)      (1,409,671)

Extraordinary item - Gain on early extinguishment of debt                                    344,055                -
                                                                                            ---------      -----------
Net income (loss)                                                                            267,653       (1,409,671)

Preferred stock dividends                                                                   (108,300)        (108,300)
                                                                                            ---------      -----------
Net income (loss) applicable to common stock                                            $    159,353     $  (1,517,971)
                                                                                            =========      ===========

Basic and diluted loss per common share:


     Loss before extraordinary item                                                     $      (0.01)     $      (0.05)
                                                                                            ---------      -----------
     Extraordinary item                                                                         0.01                -

Net income (loss) per common share-basic and diluted                                    $       0.00      $      (0.05)
                                                                                        ===============    ==============



                                                                                        ===============    ==============
Weighted average common shares outstanding                                                32,478,507        33,257,256
                                                                                        ===============    ==============






                       See notes to financial statements.

                                Water Chef, Inc.

                       Statements of Stockholders' Deficit



                                                                                 Additional                               Total

                                 Preferred Stock          Common Stock                Paid-in      Treasury   Accumulated Stockholde
                                 ---------------          ------------
                                 Shares       Amount       Shares       Amount       Capital       Stock       Deficit    Deficit
                                 ----------   ---------    -----------  ---------    -----------    --------    ---------  ---------

BALANCE - JANUARY 1,
1998                     145,500    $    145     35,036,237   $ 35,036     $ 6,322,814   $ (5,768)  $ (10,704,228)$     $(4,352,001)


    Exchange of common
for  preferred stock   7,936,666       7,937     (7,936,666)    (7,937)              -          -               -                 -
    Shares issued for:

       Cash                    -            -      2,077,778      2,078         205,700          -               -           207,778
       Services                -            -        270,000        270          47,730          -               -            48,000
       Extinguishment of
       Debt                    -            -      2,891,666      2,892         527,263          -               -           530,155
    Preferred stock
    dividend                  -            -              -          -               -          -        (108,300)         (108,300)
    Net Loss                  -            -              -          -               -          -      (1,409,671)       (1,409,671)

BALANCE - DECEMBER 31,----------      -----     -----------     ------       ---------     ------     -----------         ----------
1998                  8,082,166       8,082      32,339,015     32,339       7,103,507     (5,768)    (12,222,199)       (5,084,039)
    Cancellation of
shares                        -            -       (425,000)      (425)        (42,075)         -               -           (42,500)
    Shares issued for:

       Services               -            -      1,428,500      1,429          62,971          -               -            64,400
       Payment of Accounts
       Payable and Salaries   -            -      1,911,666      1,911         141,735          -               -           143,646
    Preferred stock dividend  -            -              -          -               -          -        (108,300)         (108,300)
    Net Loss                  -            -              -          -               -          -         267,653           267,653
                      -------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31,
1999                  8,082,166     $  8,082     35,254,181   $  35,254    $  7,266,138  $  (5,768) $  (12,062,846)   $  (4,759,140)
                      ==========     ========     ==========    ========     ===========  ==========  ==============  ==============


                       See notes to financial statements.

                                 WATERCHEF INC.

                            STATEMENTS OF CASH FLOWS

                                                                              --------------------------------
                                                                                  Year Ended December 31,
                                                                              --------------------------------
                                                                                  1999              1998
                                                                              --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                                      $        267,653  $     (1,409,671)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities

       Depreciation and amortization                                                 26,502            57,387
       Gain on sale of land and building                                             (3,505)                -
       Issuance of shares for services,
          Salaries and Payment of Accounts Payable                                   64,400            48,000
       Equity in loss of joint venture                                               73,757           160,169
       Extraordinary gain on extinguishment of debt                                (344,055)                -
       Non-recurring income                                                        (801,875)                -

    Change in assets and liabilities

       Due from factor                                                                5,977            86,779
       Cash held in escrow                                                         (161,988)                -
       Prepaid expenses and other current assets                                        466                 -
       Inventories                                                                  121,751           205,644
       Other assets                                                                  (4,100)           26,263
       Accounts payable and accrued expenses                                        346,303            (9,820)
                                                                              --------------   ---------------
       CASH USED IN OPERATING ACTIVITIES                                           (408,714)         (835,249)
                                                                              --------------   ---------------


CASH FLOWS USED IN INVESTING ACTIVITIES

    Net proceeds from the sale of land and building                                 246,778                 -
    Purchase of property and equipment                                                    -            (5,693)
                                                                              --------------   ---------------
       CASH PROVIDED(USED) BY FINANCING ACTIVITIES                                  246,778            (5,693)

CASH FLOWS FROM FINANCING ACTIVITIES

       Increase in notes payable                                                          -           468,622
       Increase in loan payable - shareholder                                       158,368           169,413
       Proceeds from sale of common stock                                                 -           207,778
                                                                              --------------   ---------------
       CASH PROVIDED BY FINANCING ACTIVITIES                                        158,368           845,813
                                                                              --------------   ---------------

NET INCREASE(DECREASE) IN CASH                                                       (3,568)            4,871
CASH - Beginning of year                                                              7,994             3,123
                                                                              ==============   ===============
CASH - End of year                                                         $          4,426 $           7,994
                                                                              ==============   ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                                            $              - $               -
                                                                              ==============   ===============
       Income taxes                                                        $              - $               -
                                                                              ==============   ===============
    Non-cash financing and investing activities:

             Common stock issued for debt                                           143,646           530,155
                                                                              ==============   ===============
             Common stock issued for services                                        64,400            48,000
                                                                              ==============   ===============


                       See notes to financial statements.

                                WATER CHEF, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1.       THE COMPANY

          Water Chef, Inc. (The "Company"),  is a Delaware Corporation currently
          engaged  in  the  design  and  marketing  of  water   dispensers   and
          purification equipment both in the United States and internationally.

          In December 1999, the Company's board of directors approved an increase in the authorized common shares from 40,000,000 to 90,000,000 shares.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     a. BASIS OF PRESENTATION - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from continuing operations of $878,000 and $1,409,00 for the year ended December 31, 1999 and 1998. Additionally, the Company had working capital and total capital deficiencies of $4,878,000 and $4,759,000 at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     b. INVENTORIES - Inventories are stated at the lower of cost (average) or net realizable value.

     c.   PROPERTY AND  EQUIPMENT - Property and  equipment  are stated at cost.
          Depreciation  is  calculated  using  the  straight-line   method  over
          estimated useful lives of seven to thirty years.

     d. INVESTMENT IN JOINT VENTURE - The Company is unable to exercise economic control over the joint venture's operations, and accordingly, the investment is accounted for under the equity method of accounting.

     e. INTANGIBLE ASSETS - Patents and trademarks are amortized ratably over five to fourteen years.

         f. STOCK-BASED COMPENSATION - The Company accounts for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company adopted the pro forma disclosure requirements of SFAS 123.

         g. WARRANTIES - The Company provides limited warranties of one year on its coolers and five years on its compressors. No reserve for future warranty costs has been provided due to limited sales volume.

         h. REVENUE RECOGNITION - Revenues are recognized when products are shipped and collectibility is reasonably assured. Allowances for estimated bad debts, sales allowance and discounts are provided when the sales are recorded.

         i. INCOME TAXES - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         j. INCOME (LOSS) PER SHARE - Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options and warrants.

         k. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         l. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of the financial instruments reported in the balance sheet approximate their fair market value due to the short-term maturity of these instruments.

         m. IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At December 31, 1999, the Company does not believe that any impairment has occurred.

         n. RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities" was issued in April 1998. SOP 98-5 requires the costs of start-up activities, including organization costs, to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in for calendar year 2000 and does not expect the adoption to have a material impact on the consolidated financial statements.

                  In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal periods beginning after June 15, 1999. SFAS No. 133 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS No. 133 to have any impact on the consolidated financial statements as they do not currently hold any derivative instruments nor have they held any in the past.

3.       DUE FROM FACTOR

         The Company sells a substantial portion of its trade receivables to a commercial factor, without recourse, up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limits are subject to recourse in the event of nonpayment by the customer. At December 31, 1999, there were no significant receivables subject to recourse. Under the terms of the agreement, advances made by the commercial factor prior to maturity of the accounts receivable will charge a discount rate of 3.5% on invoices that are collected within 34 days. An additional 1% is added when the average collection days increases by 10 days up to a maximum of 9.5%. At December 31, 1999, factor advances of approximately $16,400 were offset against accounts receivable assigned to the factor.

4.       INVENTORIES

         Inventories consisted primarily of parts and supplies which, at December 31, 1999, amounted to $98,565.

5.       INVESTMENT IN JOINT VENTURE

         In February 1994, the Company formed Tianjin Tahoe "Cap" Cooler Co., Ltd. ("Tianjin Tahoe") a joint venture with Tianjin Electronics & Instruments Import and Export Corporation ("TEIIEC") for the purpose of manufacturing certain Company designed water coolers in Tianjin, Peoples Republic of China. The Company contributed $440,000, inclusive of cash, machinery and equipment and engineering designs in exchange for a fifty-five percent interest in the joint venture. Limited production commenced in May 1996. The first significant importation of finished products and parts kits occurred in 1997.

         The agreement calls for a transfer by the Company of certain advanced production technology to the joint venture in exchange for royalties on sales made by the joint venture to the China market for a term of fifteen years.

         The Company also has a distribution agreement with the joint venture whereby the Company is the exclusive sales agent for products manufactured by the joint venture. The exclusive territory covers all parts of the world, except the People's Republic of China, Taiwan and Hong Kong.

         The Company is unable to exercise economic control over the joint venture's operations, and accordingly, the investment is accounted for under the equity method of accounting which, at December 31, 1999, was $52,184. At December 31, 1999, accounts payable included $14,734 due to the joint venture. Purchases in 1999 and 1998 were insignificant.

6.       PROPERTY AND EQUIPMENT

         At  December  31,  1999,   property  and  equipment  consisted  of  the
         following:

         Machinery and equipment                            $            278,888
         Furniture, fixtures and equipment                                96,622
                                                              ------------------
                                                                         375,510
         Less: accumulated depreciation                                  360,316
                                                              ------------------
                                                            $             15,194
                                                              ==================


7.       INTANGIBLE AND OTHER ASSETS

         At December 31, 1999, intangible and other assets consisted of the following:

         Patents and trademarks, less accumulated
         amortization of $35,601                        $                 42,581
         Deposits                                                          8,562
                                                              ------------------
                                                        $                 51,143
                                                              ==================

         Amortization of patents and trademarks in 1999 and 1998 was $5,924 in each year.

8.       NOTES PAYABLE

Notes payable - Bear Paw Development Corporation of Northern
Montana, interest payable at 5% per annum; the notes are
secured by the general assets of Water Chef, Inc; amounts
due inclusive of $367,248 interest were:                             $ 1,828,203

Note payable - U.S. Small Business Administration, interest payable at 11.00% per annum; the note is secured by real property located in Havre, Montana and additionally by certain machinery, equipment, furniture, fixtures, receivables and inventory. A former officer has personally guaranteed the note payable.

In November 1999, the Company sold land and building for $245,816, net of closing costs of $11,684. The carrying value of the property was $242,311, net of accumulated depreciation of $57,689 and resulted in a gain of $3,505. The net proceeds were used to pay property taxes of $73,028. The balance of proceeds were held in escrow to pay part of the SBA note payable balance at December 31, 1999. The escrow funds were paid in March 2000 to the holder of the SBA note
payable;amounts due inclusive of $88,219 interest were:              $   482,306

Bridge loans - unsecured, interest payable at 12% per annum;
amounts due inclusive of $26,250 interest were:                          401,250

Loans payable - other - unsecured, interest ranging from 10% to
15% per annum - amounts due inclusive of $177,592 interest were:         663,479
                                                                     -----------
                                                                     $ 3,375,238
                                                                     ===========

          All of the above notes and loans are in default and, accordingly, are due and payable on demand. Management, with the forbearance of the noteholders, intends to restructure the debt and is currently in the process of formulating a plan for submission to the various creditors (see Note 2 (a)).

9.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         At December 31, 1999, accrued expenses were as follows:

Payroll                                                              $   159,017
Rent                                                                      18,664
Other                                                                    142,615
                                                                      ----------
                                                                     $   320,296
                                                                      ==========
10.      PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of preferred stock, issuable in series with rights, preferences, privileges and restrictions as determined by the board of directors.

         At December 31, 1999, outstanding preferred shares were as follows:

                                               Shares                  Amount

                                      ------------------       -----------------
Series A                                          52,500 $                    52
Series D                                          93,000                      93
Series E                                       7,936,666                   7,937
                                      ------------------       -----------------
                                               8,082,166 $                 8,082
                                      ==================       =================

         SERIES A:

         The Series A preferred stock provides for a 10% cumulative dividend, based on the $10 per share purchase price, payable annually in the Company's common stock or cash, at the Company's option. The Series A preferred stock is not convertible, and is callable by the Company at a price of $11 per share.

         SERIES D:

         The Series D preferred stock provides for a 12% cumulative dividend, based on the $5 per share purchase price, payable twice annually in the Company's common stock or cash, at the Company's option. The Series D preferred stock is not convertible, and is redeemable at the Company's option.

         SERIES E:

         The Series E preferred stock is convertible into common stock on a one for one basis, at the option of the Company and provides voting rights to its holders. No interest or dividends are payable to such holders. In May 1998, the Company issued 7,936,666 Series E preferred shares to an officer in exchange for a like number of common shares.

         At December 31, 1999, dividends in arrears on the Series A and Series D preferred shares were $255,106 and $194,400, respectively.

11.      COMMON STOCK

         In 1999, the Company canceled 425,000 shares of common stock which were previously issued, in error, to a former officer of the Company.

         In 1999, as part of the Company's restructuring plan, they issued 1,911,666 shares of common stock to pay certain accounts payable and salaries valued at $143,646. In addition, the Company issued 1,428,500 shares of common stock for consulting services valued at $64,400.

12.      WARRANTS

         All outstanding warrants issued prior to 1997 have expired as of December 31, 1998. The Company issued 3,083,338 warrants in 1997 in connection with private placements of which 750,000 warrants expired in June 1999. The remaining 2,333,338 warrants entitle the holders to a like number of common shares and are exercisable at $0.15 each through May 2002.

13.      STOCK OPTIONS

         In 1994, the Company instituted a stock option plan which is available to selected directors, officers, employees and consultants of the Company ("Participants").

         The  term of each  option  is ten  years  from  the  date of grant or a shorter term as determined by the Stock Option Committee (the "Committee"). The exercise price is determinable by the Committee and cannot be less than 110% of the fair market value of the shares on the date of the grant. The terms, conditions and restrictions of the options are determinable by the Committee as of the date of grant.

         Options to purchase up to 75,000 shares of common stock at $0.10 per share were granted to two employees prior to 1997. Such options remain unexercised at December 31, 1999 and expire in the year 2002.

14.      MAJOR CUSTOMERS

         Sales to two individual customers approximated 14% and 15% in 1999 and 15% to a single customer in 1998.

15.      LEASES

         The Company is currently obligated under a lease for its administrative facilities located in Glen Head, New York. The lease expires in September 2001. Minimum annual lease payments are $20,556 and $16,129 in 2000 and 2001, respectively.

         On December 9, 1999, the Company was released from all obligations under their factory lease agreement, effective October 1, 1999. In November 1999, the Company entered into a new factory lease which expires in November 2002. The future minimum lease payments are $32,400 in 2000, 2001, and $29,700 in 2002.

         Rent expense for 1999 and 1998 was $63,306 and $28,270, respectively.

16.      INCOME TAXES

         The following is a reconciliation of income taxes and amounts computed using the U.S. Federal statutory rate and the effective tax rate for the years ended December 31, 1999 and 1998:

                                                        1999             1998
                                                   ------------    -------------
Pre-tax income(loss)                                    267,000    $ (1,409,000)
                                                   ------------    -------------
Tax (benefit) at Federal statutory rate (35%)            94,000        (493,000)
Temporary differences                                    26,000          56,000
Net operating loss carryforwards                       (120,000)              -
Tax benefit not recognized                                    -         437,000
                                                   ------------    -------------
Taxes per financial statements                                -    $          -
                                                   ============    =============


         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this standard, the Company records as an asset its net operating loss carryforward ("NOL") based upon current tax returns, and establishes a valuation allowance to the extent of any NOL which will not be utilized in the foreseeable future. At this time, the Company cannot reliably predict future profitability. Accordingly, the deferred tax asset has been reduced in its entirety by the valuation allowance. As of December 31, 1998, the Company had net operating loss carry forwards of approximately $10,380,000 expiring variously through 2013.

         A significant portion of these carry forwards may be subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code), which resulted in more than a 50% change in ownership.

17.      NON-RECURRING INCOME AND EXTRAORDINARY ITEM

         Included in non-recurring income is a write-off of accrued management salaries, certain trade payables and accrued rent totaling $801,875 from the year ended December 31, 1994. The accrued expenses and accounts payable were from prior management and during the year ended December 31, 1999, current management wrote-off these liabilities as it was determined that they would not be paid.

         On  December  9, 1999,  Hill  County,  State of  Montana,  forgave  the
         Company's indebtedness on a note payable for $300,000 plus accrued interest of $44,055.