Form 10QSB
period 2000-03-31
WATER CHEF INC
filed 2000-05-22
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                ( X ) QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                    ( ) TRANSITION REPORT UNDER SECTION 13 OR

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




            1007 GLEN COVE AVENUE, SUITE 1, GLEN HEAD, NEW YORK 11545
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                  516-656-0059
                           ---------------------------
                           (Issuer's telephone number)

              -----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                OUTSTANDING AS OF

CLASS                             MAY 19, 2000

Common

Par value $0.001 per share      50,774,177

                                WATER CHEF, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000



                               TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

                                                                            Page

Item 1.           Financial Statements:

                  Balance Sheet as of  March 31, 2000                          1

                  Statements of Operations for the three months

                  ended March 31, 2000 and 1999                                2

                  Statements of Cash Flow for the three months

                  ended March 31, 2000 and 1999                                3

                  Notes to Financial Statements                                4

Item 2.           Management's Discussion and Analysis or Plan

                  of Operations                                                5

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                            6

Item 2.           Changes in Securities and Use of Proceeds                    6

Item 3.           Defaults Upon Senior Securities                              6

Item 4.           Submission of Matters to a Vote of Securities Holders        6

Item 5.           Other Information                                            6

Item 6.           Exhibits and Reports on Form 8-K                             6

                                 WATER CHEF INC.


                                  BALANCE SHEET


                                 MARCH 31, 2000
                                   (Unaudited)



                                     ASSETS


CURRENT ASSETS:

     Cash                                                     $         107,927
     Inventories - finished goods                                        81,560
     Other current assets                                                 2,148
                                                                 ---------------
        TOTAL CURRENT ASSETS                                            191,635


PROPERTY AND EQUIPMENT                                                   19,994


INVESTMENT IN JOINT VENTURE                                              37,184



INTANGIBLE AND OTHER ASSETS                                              51,486
                                                                 ---------------

                                                              $         300,299
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:

     Notes payable and accrued interest                       $       2,915,632
     Accounts payable                                                   587,323
     Accrued expenses                                                   355,470
     Preferred dividends payable                                        476,581
     Loans payable                                                      327,781
                                                                 ---------------
        TOTAL CURRENT LIABILITIES                                     4,662,787
                                                                 ---------------


STOCKHOLDERS' DEFICIT:

     Preferred stock, $.001 par value; 10,000,00 shares authorized;
        145,500 shares issued and outstanding                               146
     Common stock, $.001 par value; 90,000,000 shares authorized;
        47,774,177 shares  issued and outstanding                        47,774
     Additional paid-in capital                                       7,511,555
     Treasury stock, 4,400 common shares, at cost                        (5,768)
     Accumulated deficit                                            (11,916,195)
                                                                 ---------------
       TOTAL STOCKHOLDERS'  DEFICIT                                  (4,362,488)
                                                                 ---------------

                                                              $         300,299
                                                                 ===============
See notes to financial statements.

                                 WATER CHEF INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                         Three Months Ended March 31,

                                                                                         ---------------------------------
                                                                                             2000                  1999
                                                                                         -------------          -------------

NET SALES                                                                                $   36,738            $  103,333
                                                                                       -------------         -------------
COSTS AND EXPENSES:

     Cost of sales                                                                           28,300                52,352
     Selling, general, and administrative                                                   123,895               155,681
      Depreciation and amortization                                                           5,200                 6,926
                                                                                       -------------         -------------
                                                                                            157,395               214,959
                                                                                       -------------         -------------
LOSS BEFORE OTHER EXPENSES AND

     EXTRAORDINARY ITEM                                                                    (120,657)             (111,626)
                                                                                       -------------         -------------
OTHER EXPENSES:

     Equity in loss of joint venture                                                        (14,657)              (14,588)
     Interest expense                                                                       (31,211)              (51,675)
                                                                                       -------------         -------------
              OTHER EXPENSES                                                                (45,868)              (66,263)
                                                                                       -------------         -------------
Loss before extraordinary item                                                             (166,525)             (177,889)

Extraordinary item - Gain on  extinguishment of debt                                        340,251                     -
                                                                                       -------------         -------------
Net income (loss)                                                                           173,726              (177,889)

Preferred stock dividends                                                                   (27,075)              (27,075)
                                                                                       -------------          -------------

Net income (loss) applicable to common stock                                            $   146,651           $  (204,964)
                                                                                       =============          =============



Basic and diluted loss per common share:

     Loss before extraordinary item                                             $              (0.01) $               (0.01)

     Extraordinary item                                                                         0.01                      -

                                                                                   ==================   ====================
Net income (loss) per common share-basic and diluted                            $               0.00 $                (0.01)
                                                                                   ==================   ====================
Weighted average number of common shares outstanding -

     basic and diluted                                                                    36,795,791             32,524,515

                                                                                   ==================   ====================

                   See notes to financial statements.

                                                       WATERCHEF INC.

                                                  STATEMENTS OF CASH FLOWS

                                                         (Unaudited)

                                                                                             Three Months Ended March 31,

                                                                                         -------------------------------------

                                                                                               2000                1999
                                                                                         -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                                   $        173,726     $      (177,889)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities
           Depreciation and amortization                                                            5,200               6,926
           Issuance of shares for services                                                              -               2,100
           Equity in loss of joint venture                                                         14,657              14,588
           Extraordinary gain on extinguishment of debt                                          (340,251)                  -

     Change in assets and liabilities
        Due from factor                                                                             2,073             (14,840)
        Cash held in escrow                                                                       161,988                   -
        Prepaid expenses and other current assets                                                   1,253               1,221
        Inventories                                                                                17,005              29,963
        Accounts payable and accrued expenses                                                        (374)             93,173
                                                                                         -----------------    ----------------
        CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                            35,277             (44,758)
                                                                                         -----------------    ----------------


CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of property and equipment                                                           (10,000)                  -
                                                                                         -----------------    ----------------
        CASH USED in INVESTING ACTIVITIES                                                       (10,000)                  -

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in notes payable                                                        (171,776)             44,493
     Proceeds from sale of common stock                                                           250,000                   -
                                                                                         -----------------    ----------------
        CASH PROVIDED BY FINANCING ACTIVITIES                                                      78,224              44,493
                                                                                         -----------------    ----------------

NET INCREASE(DECREASE) IN CASH                                                                    103,501                (265)

CASH - Beginning of period                                                                          4,426               7,994

                                                                                         =================    ================
CASH - End of period                                                                     $        107,927    $          7,729
                                                                                         =================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                                                                         $              -    $              -
                                                                                         =================    ================
         Income taxes                                                                    $              -    $              -
                                                                                         =================    ================


                        See notes to financial statements

                                WATER CHEF, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 Form 10-KSB, financial statements and accompanying notes thereto.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred an operating loss of $166,000 for the three months ended March 31, 2000. Additionally, the Company had working capital and total capital deficiencies of $4,471,000 and $4,362,000 at March 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

3.       STOCKHOLDERS' EQUITY

         During the three months ended March 31, 2000, the Company sold 4,583,330 common shares for $250,000. Additionally, 7,936,666 preferred shares were exchanged for a like number of common shares.

ITEM 2 -  Management's Discussion and  Analysis or Plan of Operations

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2000 and March 31, 1999 were $36,738 and $103,333 respectively. Revenues decreased $66,595 or 64%.

Cost of sales for the three months ended March 31, 2000 was $28,300 compared to $52,352 in the three months ended March 31, 1999, a decrease of $24,052 or 46%.

Selling, general and administrative expenses for the three months ended March 31, 2000 were $123,895 compared to $155,681 in the comparable prior period, a reduction of $31,786, or 20%.

Net income for the three months ended March 31, 2000 was $146,652 compared to a net loss of $203,964 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had a stockholder's deficit of $4,362,488 and a working capital deficit of $4,471,152.

During the three months ended March 31, 2000, the Company reached preliminary agreement to resolve all outstanding debt with the Bear Paw Development Corporation of Northern Montana and the Montana Department of Commerce with the issuance of equity. Pending only final approval by Bear Paw's Board of Directors, this settlement will reduce the Company's debt by approximately $1.9 million.

During the three months ended March 31, 2000, WaterChef made a final cash payment to the U.S. Small Business Administration in full settlement of $490,000 of principal and accrued interest owed to that agency. The negotiated compromise resulted in a forgiveness of debt of $288,000.

The Company also settled trade payables of $77,000 for a cash payment of $25,000, which resulted in a forgiveness of debt of $52,000.

The Company also raised $250,000 through the sale of stock during the period, and has entered into an agreement with a Broker-Dealer organization to do an equity financing for the Company later in the year.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

                   None.

ITEM 2.     Changes in Securities

                  During the three months ended March 31, 2000, the Company sold 4,583,330 common shares for $250,000. Additionally, 7,936,666 preferred shares were exchanged for a like number of common shares.

ITEM 3.     Defaults Upon Senior Securities

                   None

ITEM 4.      Submission of Matters to a Vote of Securities Holders

                   None

ITEM 5.      Other Information

                   None

ITEM 6.       Exhibits and Reports on Form 8-K

                   None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                            WATER CHEF, INC.

Date:  May 19, 2000                                         /s/  David A. Conway
                                                                 David A. Conway
                                                   President, Director and Chief
                                                               Executive Officer