Form 10QSB
period 2000-06-30
WATER CHEF INC
filed 2000-09-05
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 0R 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 2000

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

            1007 GLEN COVE AVENUE, SUITE 1, GLEN HEAD, NEW YORK 11545
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                  516-656-0059
                                  ------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AS OF
CLASS                                                            August 31, 2000
-----                                                              -------------
Common

Par value $0.001 per share                                            64,183,497

                                WATER CHEF, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

                                                                            PAGE

Item 1   Financial Statements:

         Balance Sheet as of June 30, 2000..................................   3

         Statements of Operations's for the three and six month periods
         ended June 30, 2000 and 1999.......................................   4

         Statements of Cash Flow for the six month periods
         ended June 30, 2000 and 1999.......................................   5

         Notes to Financial Statements......................................   6

Item 2   Managements Discussion and Analysis or Plan
         of Operation.......................................................   8


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings.....................................................9
Item 2   Changes in Securities and Use of Proceeds..........................   9
Item 3   Defaults Upon Senior Securities....................................   9
Item 4   Submission of Matters to a Vote of Security Holders................   9
Item 5   Other Information..................................................   9
Item 6   Exhibits and reports on Form 8-K...................................   9

Signatures.................................................................   10

                                WATER CHEF, INC.

                                  Balance Sheet
                                  June 30, 2000
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
         Cash                                                       $    53,571
         Inventories                                                    115,614
         OTHER CURRENT ASSETS                                             3,794
                                                                   -------------
                  Total Current Assets                                  172,979

PROPERTY AND EQUIPMENT                                                   14,794

INVESTMENT IN JOINT VENTURE                                              16,759

INTANGIBLE AND OTHER ASSETS                                              51,143
                                                                    ------------
                                                                      $ 255,675
                                                                    ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Notes payable and accrued interest                         $   704,687
         Accounts payable                                               532,245
         Accrued expenses                                               345,509
         Preferred dividends payable                                    503,656
         LOANS PAYABLE -                                                327,781
                                                                    ------------
                  TOTAL CURRENT LIABILITIES                           2,413,878
                                                                     -----------

Stockholders Deficit:
         Preferred stock, $.001 par value; 10,000,000 shares;
                  authorized; 145,500 shares issued and outstanding         146
         Common stock, $.001 par value; 90,000,000 shares
                  authorized; 62,708,449 shares issued and outstanding   62,708
         Additional paid-in capital                                   8,453,752
         Treasury stock; 4,400 common shares at cost                     (5,768)
         ACCUMULATED DEFICIT                                        (10,669,041)
                                                                    ------------

TOTAL STOCKHOLDERS' DEFICIT                                          (2,158,203)
                                                                    ------------
                                                                      $ 255,675
                                                                    ============
                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------      ---------------------------
                                                        2000        1999                    2000            1999
                                                        ----        ----                    ----            ----

NET SALES                                            $  78,674    $139,140            $    115,412     $    242,473
                                                     ---------    ---------             ------------     ------------

Costs and Expenses:
         Cost of sales                                  46,734      44,355                  75,034           96,707
         Selling, general and administrative           143,232     192,959                 267,127          359,639
         Non-cash compensation                         296,834           -                 296,834                -
         Depreciation and amortization                   5,200       6,926                  10,400           13,853
                                                    -----------  -----------         --------------   --------------
                                                       492,000     244,240                 649,395          470,199
                                                    -----------  -----------         --------------   --------------

Loss Before Other Expenses and
         Extraordinary Item                           (413,326)   (105,100)               (533,983)        (227,726)
                                                    -----------  -----------         --------------    --------------

Other Expenses:

         Equity in Loss of Joint Venture               (20,768)    (17,305)                (35,425)         (31,893)
         Interest Expense                              (25,719)    (51,805)                (56,930)         (92,480)
                                                    -----------  -----------         --------------    -------------
                  Other Expenses                       (46,487)    (69,110)                (92,355)        (124,373)
                                                    -----------  -----------         --------------    -------------

Loss before extraordinary item                        (459,813)   (174,210)               (626,338)        (352,099)

Extraordinary item - Gain on early
         extinguishment of debt                      1,734,042           -               2,074,293                -
                                                    -----------  -----------         -------------     -------------

Net Income (Loss)                                    1,274,229    (174,210)              1,447,955         (352,099)

Preferred Stock Dividends                              (27,075)    (27,075)                (54,150)         (54,150)
                                                    -----------  -----------         --------------    -------------

Net Income (Loss) applicable to
          Common Stock                              $1,247,154   ($201,825)             $1,393,805        ($406,249)
                                                    ===========  ===========         ==============    =============

Basic income (loss) per common share:

         Loss before extraordinary item          $       (0.01)  $   (0.01)          $       (0.02)      $    (0.01)
         Extraordinary item                               0.03           -                    0.05                -
                                                    -----------  -----------         --------------    -------------
                                                 $        0.02   $   (0.01)          $        0.03       $     (0.01)
                                                    ===========  ===========         ==============    ==============

Diluted income (loss) per common share:

         Loss before extraordinary item     $       (0.01)    $      (0.01)          $       (0.01)      $     (0.01)
         Extraordinary item                          0.03                -                    0.04                 -
                                            $        0.02     $      (0.01)          $        0.03       $     (0.01)
                                            =============     =============          ===============    =============

Weighted Average Common Shares  Outstanding:
         Basic                                 52,658,376       32,717,433              45,333,725        32,620,285
                                            =============     =============          ===============    =============
         Diluted                               53,636,776       32,717,433              46,312,125        32,620,285
                                            =============     =============          ===============    ==============

                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                                              2000                 1999
                                                                              ----                 ----

Cash Flows From Operating Activities:
      Net income (loss)                                                 $   1,447,955          $  (352,099)
         Adjustments to reconcile net income (loss) earnings to
         net cash used in  operating activities:
                  Depreciation and amortization                                10,400               13,853
                  Non-cash compensation                                       296,834               14,100
                  Equity in loss of joint venture                              35,425               31,893
                  Extraordinary gain on extinguishment of debt             (2,074,293)                   -
         Change in assets and liabilities:
                  Cash held in escrow                                         161,988                    -
                  Accounts receivable                                           2,073              (50,256)
                  Inventory                                                   (17,049)              58,942
                  Other current assets                                           (393)               2,511
                  Accounts payable                                            (35,263)               7,150
                  ACCRUED LIABILITIES                                          25,213              140,340
                                                                             ---------            --------

                           NET CASH USED IN OPERATING ACTIVITIES             (147,110)            (133,566)
                                                                             ---------            ---------

Cash Flows From Investing Activities:
         PURCHASE OF PLANT AND EQUIPMENT                                      (10,000)                   -
                                                                             ---------            ----------

                  NET CASH USED IN INVESTING ACTIVITIES                       (10,000)                   -
                                                                             ---------            ----------

Cash Flows From Financing Activities:
         Bank overdraft                                                             -                 7,061
         Proceeds from sale of common stock                                   350,000                     -
         REPAYMENT OF NOTES PAYABLE                                          (143,745)              118,987
                                                                             ---------            ----------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                   206,255               126,048
                                                                             ---------            ----------

Net Increase (Decrease) in Cash                                                49,145                (7,518)
CASH, BEGINNING OF PERIOD                                                       4,426                 7,994
                                                                             ----------           ----------

CASH, END OF PERIOD                                                        $   53,571            $      476
                                                                             ==========           ===========


                       See notes to financial statements.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 Form 10-KSB, financial statements and accompanying notes thereto.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss before extraordinary item of $626,000 for the six months ended June 30, 2000. Additionally, the Company had working capital and total capital deficiencies of approximately $2,241,000 and $2,158,000 at June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3. STOCKHOLDERS' EQUITY

During the six months ended June 30, 2000, the following common stock transactions occurred:


                                                                                      Additional
                                               Number of               Par               Paid in
                                                Shares                Value              Capital                Total
                                           -----------------      -------------      ----------------      --------------

Issued at December 31, 1999                       35,254,181      $      35,254      $      7,266,138         7,301,392
        Sale of common stock for
        cash                                       4,983,330              4,983               295,017           300,000
        Exercise of Class B
        warrant                                      333,334                333                49,667            50,000
        Issuance of shares for
        consulting services                        1,699,998              1,700               133,300           135,000
        Conversion of notes
        payable and accrued
        interest                                   3,439,996              3,440               547,181           550,621
        Conversion of other
        liabilities                                  129,554                130                19,547            19,677
        Common stock issued to
        the Chief Executive
        Officer and President
        under terms of a non-
        dilution agreement                         8,931,390              8,931               142,902           151,833
        Exchange of preferred
        shares on a one for one

        basis for common shares                    7,936,667              7,937                     -             7,937
                                           -----------------      -------------      ----------------      --------------
Issued at June 30, 2000                           62,708,450 $           62,708   $         8,453,752        $8,516,460
                                           =================      =============      ================      ==============


4. EXTRAORDINARY ITEM

During the six months ended June 30, 2000, the Company reduced certain outstanding debts payable in the amount of $2,488,293 by payments of $234,000 in cash and by issuance of 2,000,000 shares of common stock with a market value of $180,000, for a total consideration of $414,000. Such reduction resulted in a gain on extinguishment of debt of $2,074,293 which was reflected in the financial statements as of June 30, 2000 as an extraordinary item.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Net sales for the three months ending June 30, 2000 were $78,674 compared to net sales of $139,140 for the three months ended June 30, 1999, a decrease of $60,466 or 43%.

Net sales for the six months ended June 30, 2000 were $115,412 compared to net sales of $242,473 for the six months ended June 30, 1999, a decrease of $127,061 or 52%.

Cost of sales for the three months and six months ended June 30, 2000 were $46,734 and $75,034 respectively, compared to $44,355 and $96,707 for the three months and six months ended June 30, 1999.

Selling, general and administrative expenses for the three months ended June 30, 2000 were $143,232 compared to $192,959 for the three months ended June 30, 1999, a decrease of $49,727, or 26%.

Selling , general and administrative expenses for the six months ended June 30, 2000 were $267,127 as compared to $359,639 in the comparable period in 1999.

Loss before extraordinary item for the three months and six months ended June 30, 2000 were $459,813 and $626,338 respectively compared to losses of $174,210 and $352,099 in the comparable periods in 1999.


During the six months ended June 30, 2000, the Company reduced certain outstanding debts payable in the amount of $2,488,293 by payments of $234,000 in cash and by issuance of 2,000,000 shares of common stock with a market value of $180,000, for a total consideration of $414,000. Such reduction resulted in a gain on extinguishment of debt of $2,074,293 which was reflected in the financial statements as of June 30, 2000 as an extraordinary item.


Net income for the three months and six months ended June 30, 2000 was $1,274,229 and $1,447,955 respectively, compared to net losses of $174,210 and $352,099 for the comparable period in 1999.



LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000 the Company had a stockholder's deficit of $2,158,203 and a working capital deficit of $2,240,899.

During the three months ended June 30, 2000 the Company finalized the agreement to resolve all outstanding debt with the Bear Paw Development Corporation of Northern Montana and the Montana Department of Commerce (principal and interest aggregating $1,867,356) for the conversion of $180,000 of debt into of 2,000,000 shares of common stock, the remainder of $1,687,356 was forgiven and is accounted for as an extraordinary item. Other notes and accrued interest aggregating $370,621were converted into 1,439,996 shares of common stock.

In addition accrued expenses, representing $19,677 of liabilities were settled with the issuance of 129,554 common shares.

During the six months ended June 30, 2000 the Company raised $350,000 through the sale of stock and exercise of warrants.

With the reorganization of the Company's finances proceeding on schedule, the Company plans an equity financing later in the year.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

During the six months ended June 30, 2000 the Company issued 333,334 common shares upon the exercise of a Class B warrant for $50,000 and sold 4,983,330 common shares for $300,000. Additionally 3,569,550 common shares were issued in settlement of $2,257,654 of debt; 8,931,390 common shares were issued under the terms of a non-dilution agreement, and 1,699,998 shares were issued as payment in lieu of cash for consulting services received. 7,936,667 preferred shares were exchanged for a like number of common shares.

ITEM 3. Default Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Securities Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

a.)      The following exhibits are filed as part of this report:

                  EXHIBIT                   DESCRIPTION

                     27                     Financial Data Schedule

b.)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the six months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WATER CHEF, INC.

Date:             August 31, 2000              /s/ David A. Conway
                                                   David A. Conway
                                                   President, Director and Chief
                                                   Executive Officer
                                                   (Principal Operating Officer)