Form 10QSB
period 2000-09-30
WATER CHEF INC
filed 2000-11-14
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     ( X ) QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,2000

     ( )  TRANSITION REPORT UNDER SECTION 13 OR
          15 (D) OF THE EXCHANGE ACT

          For the transition period from.............to...............

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AS OF
CLASS                                                NOVEMBER 10, 2000
-----                                                -----------------
Common

PAR VALUE $0.001 PER SHARE                           66,278,287

                                WATER CHEF, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

                                                                            PAGE

Item 1            Financial Statements:

                  Balance Sheet as of September 30, 2000.............          3

                  Statement of Operations for the three and nine month periods
                  ended September 30, 2000 and 1999...................         4

                  Statements of Cash Flow for the nine month periods
                  ended September 30, 2000 and 1999...................         5

                  Notes to Financial Statements.......................         6

Item 2            Managements Discussion and Analysis or Plan
                  of Operation..........................................       9


                           PART II - OTHER INFORMATION

Item 1            Legal Proceedings....................................       10
Item 2            Changes in Securities and Use of Proceeds...........        10
Item 3            Defaults Upon Senior Securities......................       10
Item 4            Submission of Matters to a Vote of Security Holders.        10
Item 5            Other Information....................................       10
Item 6            Exhibits and reports on Form 8-K.....................       10

Signatures...............................................................     11

                                WATER CHEF, INC.

                                  Balance Sheet
                               September 30, 2000
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
         Cash                                                       $    55,052
         Inventories                                                    127,332
         Other current assets                                            20,445
                                                                    ------------
                  TOTAL CURRENT ASSETS                                  202,829

PROPERTY AND EQUIPMENT                                                   14,000

INTANGIBLE AND OTHER ASSETS                                              51,143
                                                                    ------------

                                                                       $ 267,972
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Notes payable and accrued interest                         $   710,125
         Accounts payable                                               645,328
         Accrued expenses                                               266,163
         Preferred dividends payable                                    530,731
         Loans payable -                                                327,781
                                                                    ------------
                  TOTAL CURRENT LIABILITIES                           2,480,128
                                                                    ------------

Stockholders Deficit:
         Preferred stock, $.001 par value; 10,000,000 shares;
             authorized; 145,500 shares issued and outstanding              146
         Common stock, $.001 par value; 90,000,000 shares
             authorized; 64,183,449 shares issued and outstanding        64,183
         Additional paid-in capital                                   8,518,277
         Treasury stock; 4,400 common shares at cost                     (5,768)
         Accumulated deficit                                        (10,788,994)
                                                                   -------------

                  TOTAL STOCKHOLDERS' DEFICIT                        (2,212,156)
                                                                   -------------

                                                                      $ 267,972
                                                                   =============


                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                             ---------------------------        ---------------------------
                                                     SEPTEMBER 30                     SEPTEMBER  30
                                             ---------------------------        ---------------------------
                                                2000            1999                   2000          1999
                                                ----            ----                   ----          ----

Net sales                                     $ 86,533          $79,384           $    201,945     $ 312,587
                                               --------          -------           ------------     ---------

Costs and Expenses:
         Cost of sales                          31,828           57,424                106,862       154,131
         Selling, general and administrative    83,852          187,000                360,979       537,446
         Non-cash compensation                  36,500                -                323,334            -
         Depreciation and amortization           4,794            6,926                 15,194        20,779
                                            -----------       ----------        --------------   -----------
                                               156,974          251,350                806,369       712,356
                                            -----------       ----------        --------------   -----------

Loss Before Other Income (Expenses) and

         Extraordinary item                  ( 70,441)        (171,966)              (604,424)      (399,769)
                                             ---------        ---------         --------------    -----------

Other Expenses

         Equity in Loss of Joint Venture       (16,759)         (22,885)               (52,184)       (54,778)
         Interest expense                       (6,750)         (50,836)               (63,680)      (152,508)
                                            -------------     -----------       ---------------  ------------
                                               (23,509 )        (73,721)              (115,864)      (207,286)
                                            ------------      -----------       ---------------  ------------

Loss before extraordinary item                 (93,950)        (245,687)              (720,288)      (607,055)

Extraordinary item - Gain on early

         Extinguishment of debt                  1,072                -              2,075,365              -
                                            ------------      -----------       --------------    -----------

Net Income (loss)                              (92,878)        (245,687)             1,355,077       (607,055)

Preferred stock dividends                      (27,075)         (27,075)               (81,225)       (81,225)
                                             -----------      ------------      --------------   -------------

Net Profit (Loss) applicable to

          Common stock                      $ (119,953)        (272,762)             $1,273,852      (688,280)
                                            ===========        =========         ==============   ============

Basic income (loss) per common share:

         Loss before extraordinary item     $    (0.00)    $      (0.01)         $       (0.01) $       (0.02)
         Extraordinary item                       0.00                -                   0.04              -
                                             -----------      ------------      ---------------- -------------
                                            $    (0.00)    $      (0.01)         $        0.03  $        (0.02)
                                            ============     ============       ================ =============

Diluted income (loss) per common share:

         Loss before extraordinary item     $    (0.00)    $      (0.01)        $       (0.01)  $        (0.02)
         Extraordinary item                       0.00                -                  0.04                -
                                             -----------    ------------      ----------------   -------------
                                            $    (0.00)    $      (0.01)        $        0.03   $        (0.02)
                                            ============    =============     ================   ==============

Weighted Average Common Shares  Outstanding:
         Basic                              63,293,775        32,717,433           51,302,407        32,620,285
                                            ===========       ===========       ===============  ==============
         Diluted                            64,272,175        33,717,433           52,280,807        32,620,285
                                            ===========       ===========       ===============  ==============

                       See notes to financial statements.

                                                 WATER CHEF, INC.

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                    2000                     1999
                                                                                ------------            ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       $ 1,355,077         $      (597,785)
         Adjustments to reconcile net income (loss) earnings to
         net cash used in  operating activities:
                  Depreciation and amortization                                    15,194                  20,780
                  Non-cash compensation                                           323,334                  14,100
                  Equity in loss of joint venture                                  52,184                  54,778
                  Extraordinary gain on extinguishment of debt                 (2,075,365)                      -
         Change in assets and liabilities:
                  Cash held in escrow                                             161,988                       -
                  Accounts receivable                                               2,073                  (4,449)
                  Inventories                                                     (28,767)                101,494
                  Other current assets                                            (17,044)                  3,495
                  Accounts payable                                                 93,392                  12,618
                  Accrued expenses                                                (54,133)                383,429
                                                                                ----------                -------

                           NET CASH USED IN OPERATING ACTIVITIES                 (172,067)                (11,540)
                                                                                ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of plant and equipment                                          (14,000)                      -
                                                                                ----------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Bank overdraft                                                                --                   3,616
         Proceeds from sale of common stock                                       375,000                       -
         Repayment of notes payable                                              (138,307)                      -
                                                                                ----------                --------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                       236,693                   3,616
                                                                                ----------                --------

Net Increase (Decrease) in Cash                                                    50,626                  (7,924)

CASH, BEGINNING OF PERIOD                                                           4,426                   7,994
                                                                                ----------                --------
CASH, END OF PERIOD                                                            $   55,052                $     70
                                                                                ==========                ========

                       See notes to financial statements.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 Form 10-KSB, financial statements and accompanying notes thereto.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred an a loss before extraordinary item of approximately $720,000 for the nine months ended September 30, 2000. Additionally, the Company had working capital and total capital deficiencies of approximately $2,277,000 and $2,212,000 at September 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       STOCKHOLDERS' EQUITY

         During the nine months ended September 30, 2000, the following common stock transactions occurred:

                                                                                        Additional
                                               Number of               Par               Paid in
                                                Shares                Value              Capital                Total
                                           -----------------      -------------      ----------------      ----------------
Issued at December 31, 1999                       35,254,181 $           35,254   $         7,266,138   $         7,301,392
        Sale of common stock for
        cash                                       5,983,330              5,983               319,017               325,000
        Exercise of Class B
        warrant                                      333,334                333                49,667                50,000
        Issuance of shares for
        consulting services                        2,129,998              2,130               169,370               171,500
        Conversion of notes
        payable and accrued
        interest                                   3,439,996              3,440               547,181               550,621
        Conversion of other
        liabilities                                  174,554                175                24,002                24,177
        Common stock issued to
        the Chief Executive
        Officer and President
        under terms of a non-
        dilution agreement                         8,931,390              8,931               142,902               151,833
        Exchange of preferred
        shares on a one for one

        basis for common shares                    7,936,666              7,937                     -                 7,937
                                           -----------------      -------------      ----------------      ----------------
Issued at September 30,2000                     64,183,449 $           64,183   $         8,518,277   $         8,582,460
                                           =================      =============      ================      ================


4.       EXTRAORDINARY ITEM

         During the nine months ended September 30, 2000, the Company reduced its outstanding debts payable in the amount of $2,859,986 by payments of $234,000 in cash and by issuance of 3,439,996 shares of common stock with a market value of $550,621, for a total of $784,621. The remaining balance of $2,075,365 was extinguished and accounted for as an extraordinary gain.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2000 were $86,533 compared to net sales of $79,384 for the quarter ended September 30, 2000. Revenues increased by $7,149 or 9%.

Net sales for the nine months ended September 30, 2000 were $201,955 compared to net sales of $312,587 for the first nine months of 1999, a decrease of $110,642 or 35%.

Cost of sales for the three months and nine months ended September 30, 2000 were $31,828 and $106,862 respectively, compared to $57,424 and $154,131 for the three months and nine months ended September 30, 1999, primarily due to lower rent and utility costs and productivity gains.

Selling, general and administration expenses for the quarter ended September 30, 2000 were $83,852 compared to $187,000 for the quarter ended September 30, 1999, a decrease of $103,148, or 55%, reflecting the elimination of satellite sales offices and reduced travel expenses.

Selling, general and administration expenses for the nine months ended September 30, 2000 were $360,979 compared to $537,446 for the nine months ended September 30, 1999, a decrease of $176,467, or 33%, primarily due to lower professional fees, property taxes and marketing expenses.

Loss before extraordinary item for the three months and six months ended September 30, 2000 was $93,950 and $720,288, respectively, compared to losses of $245,687 and $607,055 in comparable periods in 2000.

During the nine months ended September 30, 2000, the Company reduced its outstanding debts payable in the amount of $2,859,986 by payments of $234,000 in cash and by issuance of 3,439,996 shares of common stock with a market value of $550,621, for a total of $784,621. The remaining balance of $2,075,365 was extinguished and accounted for as an extraordinary gain.

Net loss for the third quarter and net income for the first nine months ended September 30, 2000 was $92,878 and $1,355,077 respectively, compared to net losses of $245,687 and $607,055 for the third quarter and first nine months of 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 the Company had a stockholder's deficit of $2,212,156 and a working capital deficit of $2,277,299.

During the nine months ended September 30, 2000 the Company finalized the agreement to resolve all outstanding debt with the Bear Paw Development Corporation of Northern Montana and the Montana Department of Commerce (principal and interest aggregating $1,867,356) for the conversion of $180,000 of debt into of 2,000,000 shares of common stock, the remainder of $1,687,356 was forgiven and is accounted for as an extraordinary item. Other notes and accrued interest aggregating $550,621 were converted into 3,439,996 shares of common stock.

In addition accrued expenses and other liabilities, representing $24,177 were resolved with the issuance of 174,554 common shares.

During the nine months ended September 30, 2000 the Company raised $375,000 through the sale of stock and exercise of warrants.

With the reorganization of the Company's finances proceeding on schedule, the Company plans an equity financing later in the year.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

The matters discussed in this form 10-QSB other than historical material are forward-looking statements. Any such forward-looking statements are based on current expectations of future events and are subject to risks and uncertainties, which could cause actual results to vary materially from those, indicated. Actual results could differ due to a number of factors, including negative developments relating to unforeseen order cancellations or push outs, the company's strategic relationships, the impact of intense competition and changes in our industry. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

During the nine months ended September 30, 2000 the Company issued 333,334 common shares upon the purchase of a warrant for $50,0000 and sold 5,983,330 common shares for $325,000. Additionally 3,614,550 common shares were issued in settlement of $574,798 of debt; 8,931,390 common shares were issued under the terms of a non-dilution agreement valued at $151,834, and 2,129,998 shares were issued as payment in lieu of cash for consulting services received valued at $171,500.

ITEM 3. Default Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Securities Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

a.)      The following exhibits are filed as part of this report:

                  EXHIBIT                   DESCRIPTION

                     27                     Financial Data Schedule

b.)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the nine months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WATER CHEF, INC.
November 14, 2000                                  /s/David A. Conway
-----------------                                  -----------------------------
Date:                                              David A. Conway
                                                   President, Director and Chief
                                                   Executive Officer
                                                   (Principal Operating Officer)