Form 10-K
period 2000-12-31
WATER CHEF INC
filed 2001-04-02
CIK 764839

WATERCHEF, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----

         ITEM 1.  BUSINESS                                                     2
         ITEM 2.  PROPERTIES                                                   6
         ITEM 3.  LEGAL PROCEEDINGS                                            6
         ITEM 4.  SUBMISSION OF MATTERS TO VOTE                                7

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED                         8
                           STOCKHOLDER MATTERS.
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     10
                           FINANCIAL CONDITIONS AND RESULTS OF
                           OPERATIONS.
         ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY                      11
                           DATA.
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH                           11
                           ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE.

PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE                     12
                           REGISTRANT.
         ITEM 10. EXECUTIVE COMPENSATION                                      15
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                    16
                           OWNERS AND MANAGEMENT.
         ITEM 12. RELATED PARTY TRANSACTIONS.                                 17

PART IV

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.                           17

         SIGNATURES                                                           17

ITEM 1. BUSINESS

WaterChef, Inc. (the "Company", "WaterChef"), designs, manufactures and markets water purification equipment, water dispensers and water filters.

COMPANY HISTORY

The Company was incorporated under Arizona law in 1985 and was merged into a Delaware corporation in 1987. On June 4, 1993 the Company, then known as Auto Swap, U.S.A., entered into a Merger Agreement and Plan of Reorganization with WaterChef, Inc., a Nevada corporation ("Water Chef-Nevada), and issued 3,800,000 shares of its common stock to Water Chef-Nevada's three stockholders in exchange for all issued and outstanding common stock prior to the merger.

The Water Chef-Nevada acquisition has been accounted for as a reverse acquisition. Therefore the historical financial statements prior to June 4, 1993 are those of Water Chef-Nevada, which was formed on January 25, 1993. For financial statement presentation purposes, the Company is considered to be the predecessor compamy.

PRODUCTS AND TECHNOLOGY

In May 1993, the Company built a manufacturing plant in Havre, Montana to produce their first commercial line of water dispensers. This product, referred to as the TAHOE(R) line, was designed as a "traditional" product, which is configured so that the bottle of water rests upside down on top of the dispenser with its neck protruding downward. The first TAHOE(R) unit was sold commercially in July 1993.

In mid-1993 the Company entered into a joint venture with a Chinese company for the manufacture of water dispensers in the People's Republic of China. The Company received 55% of the equity in the joint venture for approximately $475,000. The Company's investment consisted of $140,000 in cash, machinery and equipment valued at $144,000 and design and technology valued at $156,000.

The Company began production of its TAHOE(R) Series 1 in China in November 1993. However it was not until May of 1976 that components were shipped to Havre. Finished product and parts kits were finally shipped to Havre in late 1997. Since 1997 the Company, in concert with its joint venture partner in China, has upgraded and restyled its products and has improved its manufacturing capability.

The joint venture agreement also requires the Company to transfer certain advanced production technology developed by the Company to the joint venture, and for the joint venture to pay the Company royalties for any sales made in China. The Company also entered into a distributor agreement with the joint venture giving the Company exclusive sales and distribution rights to products manufactured by the joint venture in all parts of the world with the exception of the People's Republic of China, Taiwan and Hong Kong. The joint venture agreement has approximately 15 more years to run.

Additional recently added products to the company's line include custom water filtration systems for installation in various models of the Series I (Infinity) family of water coolers, which connect directly to the water supply thus, eliminating the need for bottled water, and a similar product which can be used for under-the-counter installation where cooling or heating is not required.

The Company, through its acquisition of Natural Water Systems, Inc. (acquired December 1995) offers for sale a line of high quality filter products, including shower filters, counter-top filters and under counter filters.

While the Company believes that its products meet or exceed the design, quality and performance of competitive products, it became apparent in 1998 that in order to build considerable shareholder value, the Company would have to add products to its line that would qualify as "killer applications". Addressing this over the past two years, using in-house scientific, engineering and manufacturing expertise, Company's management focused on the worldwide drinking water problems related to the conversion of harmful or "bad water" into pure, safe, drinkable water, being mindful of the need to also provide an economic solution for third world economies. The resultant product is the Company's Pure Safe Water Station, a portable unit that will effectively eliminate all living pathogens--bacteria, cysts, viruses, parasites and protozoa, which threaten the safety of drinking water, at a cost comparable or better being paid today. The Pure Safe produces up to 10,000 gallons per day, from any water source, for as little as 1 1/2 cents per gallon.

MANUFACTURING FACILITIES

The Company manufactures in Tianjin, People's Republic of China and in Havre, Montana. The Montana plant, encompassing 13,000 square feet, is leased through October 2002 for $2,700 per month. The Chinese facility is owned by the joint venture. The Company plans to outsource the manufacture of their Pure Safe unit.

The Company distributes all water dispenser products from Havre, and converts coolers to point-of-use through addition of plumbing and electrical parts and specialized filtration equipment. All primary plastic molding, sourcing of purchase parts and basic assembly and testing is done in the Company's Chinese facility.

MARKETING AND COMPETITION

The Company believes that, except for its newly introduced Pure Water Station, substantial competition exists for all of its products. In addition, most of its competitors have significantly greater assets and liquidity. However, the Company believes that its products meet the highest standards of quality and styling, and are competitively priced. While it is the present intent of the Company to continually upgrade, re-engineer and restyle its products, it will focus on the further development, manufacturing and marketing of its Pure Safe Water Station.

Using the Company's unique capabilities in developing single unit, high quality, low cost water purification systems, WaterChef has developed, tested, and brought to market a unique and highly viable solution to the drinking water needs of developing nations and emerging economies. The Pure Safe Water Station, modified as necessary to meet a specific water problem, can use water from that source and purify it to U.S. Environmental Protection Agency standards.

While there are many excellent water purification systems, the Pure Safe is the only family of products identified which was developed specifically to address the water needs of those locations which will likely never enjoy access to municipal water. It is a permanent, easily installed; turnkey solution offering pure water to the world's underprivileged at a price that can't be beaten. The existing companies in the market have tended to concentrate on the multi-billion dollar municipal water treatment sector or the equally large residential sector. The municipal solution requires significant investment for infrastructure development (building a plant and laying pipe) and the residential market is concentrated in the developed nations of the world.

The need for the Pure Safe Water Station is significant, with major parts of Africa, the Middle East, Southeast Asia, the Indian sub-continent, Latin and South America and the islands of the Caribbean, and much of Eastern Europe lacking adequate supplies of pure water. In the poorer countries of the world, while the need is evident, the ability to finance the solution is problematical. With the world price of purified water averaging in the $0.20 to $0.30 range per gallon, and with our ability to produce the highest quality water for pennies a gallon, WaterChef is confident in assessing the potential market we serve to be in the multi-billion dollar range.

During 2000 the Company entered into a master distributor agreement with Hong Kong based 4CleanWaters Ltd., and international marketing company, to market the Pure Safe product line.

Based on market studies commissioned by industry trade organizations, it is estimated that well over 1,000,000 water dispensers were produced in the United States in 2000, with a total market value of $160 million. There are three major competitors in the industry, accounting for approximately 75% of total sales. WaterChef, a relatively late entrant to the industry, remains at a competitive disadvantage with these companies as they are better financed, have greater depth of management and have established channels of distribution for their products.

The traditional market for water dispensers has been the bottled water companies, which lease the water dispensers to their customers for use in connection with delivery of the bottled water companies' products, and coffee service businesses, which provide coffee and other hot drink appliances to offices and, in an extension of their business, now often provide water dispensers and bottled water as well.

With all of its primary water cooler manufacturing and plastic molding done at its Chinese Joint Venture facility, WaterChef enjoys manufacturing cost efficiencies compared to its primary competitors, but conversely lacks the volume to make full automation economically feasible. It is in the point-of-use segment of the business where WaterChef's unit cost advantage manifests itself, allowing the Company to be the price leader in this higher gross margin, higher value-added segment.

The Company, via its acquisition of Natural Water Systems, participates in the lifestyle products consumer market. The Company retains a high performance, competitively priced line of filter products--shower filters, counter-top and under-counter filters and purifiers, which are offered for sale on the Company's websites, waterchef.net and tapdancefilter.com.

BACKLOG

The Company has booked Pure Safe Water Center orders for Mozambique, Tanzania, and Nicaragua, which are expected to ship in 2001. The Company's practice is to immediately fill orders for water dispensers for shipment in the US so no significant backlog exists.

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

PATENTS

The Company owns and holds eight patents that are or will be used in connection with the manufacture of its water dispensers. The issued patents, two of which expire in 2006, three of which expire in 2007, and three in 2008 cover such items as the designs for cabinets for the "new Century" water dispenser, certain methods of providing carbonated water through a water cooler, and the refrigeration unit for the water dispensers, which features the use of ice as a thermal storage medium to extend the peak draw capacity of a water dispenser, e.g., the number of cups of cold water that may be drawn from the coolers in an hour. There can be no assurance that any of its issued patents will afford protection against a competitor or that any patents issued to the Company could not be designed around or invalidated. In addition, the Company has filed for patent protection for its Pure Safe Water Station (October, 1998), and is currently marketing the system "patent pending".

There can be no assurance that any application of the Company's technologies will not infringe patent or proprietary rights of others or that licenses, which might be required for the Company's processes or products, would be available on favorable terms. Furthermore, there can be no assurance that challenges will not be instituted against the validity of a patent and prevent infringement can be substantial and may have a material adverse effect on the Company's financial position.

SEASONALITY

The Company does not expect the Pure Safe to be influenced by seasonality. Sales of water dispensers are lower in the winter months, adversely affecting the first and fourth quarters of the year.

RESEARCH AND DEVELOPMENT

Product design is coordinated from Glen Head, New York and accomplished by engineering personnel in New York, Havre, Montana and Tianjin, People's Republic of China.

INSURANCE

The Company maintains a $1,000,000 umbrella policy, in addition to a $2,000,000 general and product liability policy, which covers the manufacture and marketing of its products. The Company believes its insurance coverage to be adequate.

EMPLOYEES

As of December 31, 2000 the Company employed three executive personnel in its headquarters and between five and ten production personnel in Montana.

The Company believes that its relations with its employees are good. The Company also believes there is a sufficient number of persons available at prevailing wage rates in or near our manufacturing locations that should expansion of its production require additional employees, they would be readily available. The Company has no collective bargaining agreement with any of its employees.

ITEM 2. PROPERTIES

The Company's manufacturing facilities are located in Havre, Montana and the Tianjin Tahoe Joint Venture facility located at Electronic Park, Tianjin Economic and Technology Development Zone, Tianjin, People's Republic of China. The Company manufactures the Pure Safe Water Station in a contract manufacturing facility in Bohemia, New York.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in a civil proceeding brought by individuals who participated in a subordinated debenture financing with the Company. The Company believes the case is without merit, and that there are significant defenses available, and further, that should the plaintiffs prevail, it will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE

No matters were submitted to the shareholders for vote during 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

         MATTERS.

PRICE RANGE OF COMMON STOCK

Trading activity with respect to common stock and the fact that certain shares of common stock have been registered under the Exchange Act, which may be and are traded in the over-the-counter market, should not of itself be deemed to constitute an "established trading market". A public trading market having the characteristics of depth, liquidity and orderliness, depends upon the existence of market-makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company has no control.

The Company's common stock was included on NASDAQ under the symbol SWAP, until July 31, 1992. Subsequent to that date, the common stock has been quoted through the NASD "Electronic Bulletin Board" under the symbol WTER.

The chart below sets forth the range of high and low bid prices for the Company's common stock based on closing transactions during each specified period as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices without retail mark-up, markdown, quotation or commission and do not necessarily represent actual transactions.

1997                                   HIGH                               LOW

First Quarter                          .23                                .10.5
Second Quarter                         .29                                .14
Third Quarter                          .28                                .11.5
Fourth Quarter                         .39                                .13

1998

First Quarter                          .21                                .10
Second Quarter                         .13                                .10
Third Quarter                          .07                                .04
Fourth Quarter                         .03                                .01

1999

First Quarter                          .02                                .01
Second Quarter                         .17                                .02
Third Quarter                          .08                                .04

Fourth Quarter                         .07                                .03

2000

First Quarter                          .86                                .04
Second Quarter                         .37                                .08
Third Quarter                          .19                                .06
Fourth Quarter                         .17                                .04


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

WaterChef, Inc. (the "Company") is a manufacturing company engaged in the manufacture and marketing of water dispensers and water purification and filtration equipment through the use of its equipment, patents and other assets.

DEVELOPMENT OF THE COMPANY

Pursuant to a Merger Agreement and Plan of Reorganization between the Company and WaterChef-Nevada dated June 4, 1993 ("the Agreement"), the company issued 3,800,000 shares of its common stock to WaterChef-Nevada's three stockholders, in exchange for all issued and outstanding shares of its common stock after the merger. In connection with this transaction, WaterChef-Nevada's officers and its director became officers and a director of the Company. This resulted in WaterChef-Nevada's officers and director, and directors appointed by WaterChef-Nevada, controlling the Company's day-to-day operations.

In accordance with Accounting Principles Board Opinion No. 16, the WaterChef-Nevada acquisition has been accounted for as a reverse acquisition. The historical financial statements prior to June 4, 1993 are those of WaterChef-Nevada, which was formed on January 25, 1993. For financial statement presentation purposes, the Company is considered to be the predecessor.

RESULTS OF OPERATIONS

Revenues for the fiscal years ended December 31,2000 and December 31, 1999 were $257,197 and $354,792. Revenues decreased $97,595 or 28% from the previous 12 months as the Company withdrew from the retail sale of water dispensers through mass merchants. The December 31, 1999 revenues included $106,650 of retail sales through mass merchants at unacceptable margins.

Cost of sales decreased from $247,416 for the 12 months 1999 to $169,163 for full year 2000, a decrease of $78,253 or 32%. The decrease is due to lower sales volume and a mix shift to higher margin products.

Selling general and administrative expenses for the twelve months ended December 31, 2000 were $1,443,585 compared to $736,357 for the twelve months ended December 31, 1999, an increase of $707,228 or 96%. The increase in expense is primarily due to higher than normal professional fees incurred to bring the Company current in its reporting and start up expenses for the Pure Safe Water Station product line.

The loss from continuing operations for the fiscal year ended December 31, 2000 was $1,583,953 compared to $878,277 for the fiscal year ended December 31, 1999, an increase of $705,676, or 80%.

In fiscal year 2000 the Company negotiated the restructuring of major elements of its debt resulting in an extraordinary gain of $2,236,605.

For fiscal year ended December 31, 2000 the Company had a net income of $652,652 compared to a net income of $267,653 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000 the Company had a stockholders' deficit of $2,389,000 and a working capital deficit of $2,446,000.

During 2000 the Company continued the restructuring of its debt. The Company made a final payment to the US Small Business Administration in final settlement of the principal and accrued interest owed to that agency, and reached an agreement with the Bear Paw Development Corporation of Northern Montana and the Montana Department of Commerce to issue 2,000,000 shares of WaterChef common stock in satisfaction of $1,867,654 of principal and accrued interest. In total, during 2000 the Company reduced its outstanding debt payable by $2,748,245 by payments of $234,000 in cash and by issuance of 3,614,550 shares of common stock. These negotiated settlements resulted in forgiveness of debt of $2,236,606.

The Company, during 2000, raised $513,000 through the sale of stock and the exercise of warrants.

Management is currently attempting to settle or restructure the remaining debt, and plans to raise additional capital through future issuances of stock and/or debentures to finance the growth of the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMETARY DATA















                                WATER CHEF, INC.


                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS


                                   YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                                WATER CHEF, INC.

                          INDEX TO FINANCIAL STATEMENTS






Independent Auditors' Report ....................................            F-2

Balance Sheet  . ................................................            F-3

Statements of Operations ........................................            F-4

Statements of Stockholders' Deficit..............................            F-5

Statements of Cash Flows ........................................            F-6

Notes to Financial Statements ...................................    F-7  - F-15

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Water Chef, Inc.
Glen Cove, New York

                  We have audited the accompanying balance sheet of Water Chef, Inc. as of December 31, 2000 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Water Chef, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company incurred losses before extraordinary item of approximately $1,584,000 and $878,000 in 2000 and 1999, respectively. Additionally, the Company had working capital and total capital deficiencies of approximately $2,446,000 and $2,389,000 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/Feldman Sherb & Co., P.C.
                                                    ----------------------------
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants
March 27, 2001
New York, New York

                                 WATER CHEF INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS:
     Cash, inclusive of $30,720, restricted funds                $      158,100
     Accounts receivable, net of allowance
        for doubtful accounts of $2,000                                   3,224
     Inventories                                                         55,696
     Prepaid insurance                                                    6,783
                                                                 ---------------

        TOTAL CURRENT ASSETS                                            223,803

PROPERTY AND EQUIPMENT                                                   12,174

INTANGIBLE AND OTHER ASSETS                                              45,219
                                                                 ---------------
                                                                 $      281,196
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                            $      449,099
     Accrued expenses and other current liabilities                     453,223
     Notes payable and accrued interest                                 881,944
     Loan payable-shareholder                                           327,781
     Preferred dividends payable                                        557,806
                                                                 ---------------
                                                                      2,669,853
                                                                 ---------------


STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value;
        10,000,000 shares authorized;
        145,500 shares issued and outstanding                               146
     Common stock, $.001 par value;
        90,000,000 shares authorized;
        69,178,287 shares issued and outstanding                         69,178
     Additional paid in capital                                       9,066,282
     Treasury stock, 4,400 common shares, at cost                        (5,768)
     Accumulated deficit                                            (11,518,495)
                                                                 ---------------
        TOTAL STOCKHOLDERS'  DEFICIT                                 (2,388,657)
                                                                 ---------------
                                                                 $      281,196
                                                                 ===============



                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS


                                                        Year Ended December 31,
                                                 -------------------------------
                                                      2000             1999
                                                 --------------   --------------


Net Sales                                        $      257,197   $     354,792
                                                 --------------   --------------


Costs and Expenses:
     Cost of sales                                      169,163         247,416
     Selling, general and administrative              1,443,585         736,357
     Research and development                            33,815               -
                                                 --------------   --------------
                                                      1,646,563         983,773
                                                 --------------   --------------


Loss Before Other (Expenses) Income
     and Extraordinary Item                          (1,389,366)       (628,981)
                                                 --------------   --------------


Other (Expenses) Income:
     Interest expense                                   (85,499)       (179,044)
     Equity in loss of joint venture                    (52,184)        (73,757)
     Inventory write-down                               (56,904)              -
     Gain on sale of land and building                        -           3,505
                                                 --------------   --------------

        Other (expense) income, net                    (194,587)       (249,296)
                                                 --------------   --------------


Loss Before Extraordinary Item                       (1,583,953)       (878,277)

Extraordinary item - Gain on early
     extinguishment of debt                           2,236,605       1,145,930
                                                 --------------   --------------

Net Income                                              652,652         267,653

Preferred stock dividends                              (108,300)       (108,300)
                                                 --------------   --------------

Net Income Applicable to
     Common Stock                                $      544,352   $     159,353
                                                 ==============   ==============


Basic and Diluted Income (Loss) Per Common Share:
     Loss before extraordinary item              $        (0.03)  $       (0.03)
     Extraordinary item                                    0.04            0.04
                                                 --------------   --------------
                                                 $         0.01   $        0.01
                                                 ==============   ==============


Weighted Average Common Shares Outstanding -
     Basic and Diluted                               55,044,957      32,478,507
                                                 ==============   ==============


                       See notes to financial statements.

                                WATER CHEF, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                            Preferred Stock      Common Stock      Additional                             Total
                                        -------------------- -------------------   Paid-in    Treasury   Accumulated   Stockholders'
                                          Shares    Amount     Shares    Amount    Capital     Stock       Deficit        Deficit
                                        ---------  --------  ---------  -------- ----------- ----------  ------------  -------------



BALANCE - JANUARY 1, 1999               8,082,166  $  8,082  32,339,015 $ 32,339 $ 7,103,507 $  (5,768) $(12,222,200)   $(5,084,040)

    Cancellation of shares                                -    (425,000)    (425)    (42,075)        -             -        (42,500)
    Shares issued for:
        Services                                          -   1,428,500    1,429      62,971         -             -         64,400
        Payment of accounts payable
          and salaries                                    -   1,911,666    1,911     141,735         -             -        143,646
    Preferred stock dividend                              -           -        -           -         -      (108,300)      (108,300)
    Net Income                                  -         -           -        -           -         -       267,653        267,653
                                        ---------  --------  ----------  ------- -----------   --------- ------------   ------------
BALANCE - DECEMBER 31, 1999             8,082,166  $  8,082  35,254,181  $35,254 $ 7,266,138  $ (5,768) $(12,062,847)   $(4,759,141)


    Shares issued for:
        Cash                                                 10,543,330   10,543     452,457                                463,000
        Services                                              2,564,836    2,565     583,935                                586,500
        Non dilution agreement                                8,931,390    8,932     142,902                                151,834
        Conversion of debt                                    3,614,550    3,615     571,183                                574,798
        Exercise of Class "B" Warrants                          333,334      333      49,667                                 50,000
        Exchange of Preferred shares                                                                                              -
          for Common shares            (7,936,666)   (7,936)  7,936,666    7,936           -                                      -
    Preferred stock dividend                                                                                (108,300)      (108,300)
    Net Income                                  -                                                            652,652        652,652
                                       ----------   -------  ----------  ------- ------------ ---------  ------------    -----------
BALANCE - DECEMBER 31, 2000               145,500  $    146  69,178,287  $69,178 $ 9,066,282  $ (5,768) $(11,518,495)   $(2,388,657)
                                       ==========   =======  ==========  ======= ============ ========== ============    ===========





                       See notes to financial statements.

                                     WATERCHEF INC.

                                STATEMENTS OF CASH FLOWS


                                                                    Year Ended December 31,
                                                               -------------------------------
                                                                       2000             1999
                                                               --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                       652,652          267,653
        Adjustments to reconcile net income to net cash
           provided by (used in) operating activities
              Depreciation and amortization                            16,142           26,502
              Gain on sale of land and building                             -           (3,505)
              Non-cash compensation                                   738,334           64,400
              Equity in loss of joint venture                          52,184           73,757
              Extraordinary gain on extinguishment of debt         (2,236,605)      (1,145,930)
              Inventory write-down                                     56,904                -
        Change in assets and liabilities
           Cash held in escrow                                        161,988         (161,988)
           Accounts receivable                                         (1,151)           5,977
           Inventory                                                  (14,035)         121,751
           Other assets                                                 2,542           (3,634)
           Accounts payable and accrued expenses                       74,841          346,303
                                                               --------------   --------------
NET CASH USED IN OPERATING ACTIVITIES                                (496,204)        (408,714)
                                                               --------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from the sale of land and building                        -          246,778
     Purchase of property, plant and equipment                        (13,122)               -
                                                               --------------   --------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (13,122)         246,778

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                      150,000                -
     Increase in loan payable - shareholder                                 -          158,368
     Proceeds from sale of common stock and exercise of warrants      513,000                -
                                                               --------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             663,000          158,368
                                                               --------------   --------------


NET INCREASE (DECREASE) IN CASH                                       153,674           (3,568)

CASH AT BEGINNING OF YEAR                                               4,426            7,994

                                                               --------------   --------------

CASH AT END OF YEAR                                           $       158,100            4,426
                                                               ==============   ==============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                                              $             -   $            -
                                                               ==============   ==============

        Income taxes                                          $             -   $            -
                                                               ==============   ==============


     Non-cash financing and investing activities:
        Common stock issued for debt                          $       574,798   $      143,646
                                                               ==============   ==============







                       See notes to financial statements.

                                WATER CHEF, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------



1.       THE COMPANY

         Water Chef, Inc. (The "Company"),  is a Delaware Corporation  currently
         engaged  in  the  design  and   marketing  of  water   dispensers   and
         purification equipment both in the United States and internationally.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. BASIS OF PRESENTATION - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses before extraordinary item of $1,584,000 and $878,000 for the years ended December 31, 2000 and 1999, respectively. Additionally, the Company had working capital and total capital deficiencies of $2,446,000 and $2,389,000 at December 31, 2000. Further, the Company is in default on its notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         B. INVENTORIES - Inventories are stated at the lower of cost (average) or net realizable value.

         C. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of five to seven years.

         D. INVESTMENT IN JOINT VENTURE - The Company's investment in its joint venture's operations is accounted for under the equity method of accounting.

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

         I. INCOME TAXES - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Valuation allowances are established when necessary to reduce deferred assets to the amounts expected to be realized.

         J. INCOME (LOSS) PER SHARE - Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options and warrants. Diluted per share amounts are computed excluding common stock equivalents since their inclusion would be anti-dilutive.

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

         M. IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At December 31, 2000, the Company does not believe that any impairment has occurred.

         N.    NEW-ACCOUNTING STANDARDS

              (i)   In June  1999,  the  Financial  Accounting  Standards  Board
                    (FASB) issued Statement of Financial Accounting Standard No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities", which was issued in June 1998. SFAS 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15,2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for 2001. The application of the new pronouncement should not have a material impact on the Company's financial statements.

             (ii) In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements".
                    (The implementation date of SAB 101, was subsequently amended by SAB 101A and SAB 101B.) Under SAB 101 additional guidance on revenue recognition criteria and related disclosure requirements are required. Implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB 101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on the Company's operating results.

         O.    RECLASSIFICATION  OF  FINANCIAL   STATEMENTS  -  The  prior  year
               financial statements have been reclassified for comparability.


3.       RESTRICTED FUNDS

         Cash in the amount of $30,720 was restricted to secure an open bank letter of credit of like amount as of December 31, 2000. Such letter of credit expired in February 2001.

4.       INVENTORIES

         At December 31, 2000, inventories were as follows:

                  Parts and Supplies                                     $35,256
                  Finished product                                        20,440
                                                                         -------
                                                                         $55,696
                                                                         =======
                                       F-9

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

         The Company is unable to exercise economic control over the joint venture's operations, and accordingly, the investment is accounted for under the equity method of accounting which, at December 31, 2000, was fully written down.

6.       PROPERTY AND EQUIPMENT

         At  December  31,  2000,   property  and  equipment  consisted  of  the
         following:

          Machinery and equipment                           $            291,605
          Furniture, fixtures and equipment                               97,027
                                                              ------------------
                                                                         388,632

          Less: accumulated depreciation                                 376,458
                                                              ------------------
                                                            $             12,174
                                                              ==================

7.       INTANGIBLE AND OTHER ASSETS

         At December 31, 2000, intangible and other assets consisted of the following:

         Patents and trademarks, less accumulated
         amortization of $41,525                            $             36,657
         Deposits                                                          8,562
                                                              ------------------
                                                            $             45,219
                                                              ==================

         Amortization of patents and trademarks in 2000 and 1999 was $5,924 in each year.

8.       NOTES PAYABLE

         Notes payable at December 31, 2000 were as follows:

         Bridge loans - unsecured, interest payable at 12% per annum;
         amounts due inclusive of $26,250 interest were:                 401,250

         Loans payable - other - unsecured, interest ranging
         from 10% to 15% per annum - amounts due inclusive of
         $106,306 interest were:                                         480,694
                                                                 ---------------
                                                                 $       881,944
                                                                 ===============

         The holders of the bridge loans have brought suit against the Company (Note 18).

         The remaining loans payable include $35,000 which were converted into shares of common stock in January 2001. The Company issued two notes in December, 2000 aggregating $150,000, bearing interest at 10% per annum. The balance of $295,694 represents obligations from prior years for which management is attempting to negotiate repayment terms.

9.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         At December 31, 2000, accrued expenses were as follows:

          Payroll                                           $            274,184
          Rent                                                            18,664
          Other                                                          160,375
                                                              ------------------
                                                            $            453,223
                                                              ==================


10.      LOAN PAYABLE - SHAREHOLDER

         The Company is obligated to its Chief Executive Officer for loans and advances made to the Company totaling $327,781 at December 31, 2000.

11.      PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of preferred stock, issuable in series with rights, preferences, privileges and restrictions as determined by the board of directors.

         At December 31, 2000, outstanding preferred shares were as follows:


                                                                        Current
                                                                        Dividend
                             Shares                   Amount            Accrued
                        -------------------  ----------------- -----------------
          Series A          52,500           $      53         $          52,500
          Series D          93,000                  93                    55,800
                        -------------------  ----------------- -----------------
                           145,500           $     146         $         108,300
                        ===================  ================= =================

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

         At December 31, 2000, dividends in arrears on the Series A and Series D preferred shares were $307,606 and $250,200 respectively.

         SERIES E:

         The Series E preferred stock is convertible into common stock on a one for one basis, at the option of the Company and provides voting rights to its holders. No interest or dividends are payable to such holders. In May 1998, the Company issued 7,936,666 Series E preferred shares to an officer in exchange for a like number of common shares. In March 2000, the Company issued 7,936,666 common shares for all of the issued Series E preferred stock.

12.      WARRANTS

         The Company issued 3,083,338 warrants in 1997 in connection with private placements of which 750,000 warrants expired in June 1999. Warrants for 333,334 shares were exercised for $.15 per share in 2000. The remaining 2,000,004 warrants at December 31, 2000 entitle the holders to a like number of common shares and are exercisable at $0.15 each through May 2002.

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

         Options to purchase up to 50,000 shares of common stock at $0.10 per share were granted to one employee prior to 1997. Such options remain unexercised at December 31, 2000 and expire in the year 2002.

14.      MAJOR CUSTOMERS

         Sales to one customer in 2000 were approximately 13% of sales. Sales to two customers approximated 14% and 15% of total sales in 1999.

15.      LEASES

         The Company is currently obligated under a lease for its administrative facilities located in Glen Head, New York. The lease expires in September 2001. Future minimum annual lease payments are $16,129 in 2001.

         On December 9, 1999, the Company was released from all obligations under their factory lease agreement, effective October 1, 1999. In November 1999, the Company entered into a new factory lease which expires in November 2002. The future minimum lease payments are $32,400 in 2001, and $29,700 in 2002.

         Rent expense for 2000 and 1999 was $55,482 and $63,306, respectively.

16.      INCOME TAXES

         The following is a reconciliation of income taxes and amounts computed using the U.S. Federal statutory rate and the effective tax rate for the years ended December 31, 2000 and 1999:

                                                   2000                 1999
                                              ---------------     --------------
          Pre-tax income(loss)                $       653,000     $     267,000
                                              ---------------     --------------
          Tax at Federal statutory rate (35%)         229,000            94,000
          Temporary differences                        18,000            26,000
          Net operating loss carryforwards           (247,000)         (120,000)
                                              ---------------     --------------
          Taxes per financial statements      $             -     $           -
                                              ===============     ==============


         The Company cannot reliably predict future profitability. Accordingly, the deferred tax asset of $3,300,000 has been reduced in its entirety by a valuation allowance. As of December 31, 2000, the Company had net operating loss carry forwards of approximately $9,675,000 expiring in years through 2020.

         A significant portion of these carry forwards may be subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "five percent stockholders" (as defined in the Internal Revenue Code), which resulted in more than a 50% change in ownership.

17.      EXTRAORDINARY ITEM

         During the year ended December 31, 2000 the Company reduced outstanding debt of $3,045,403, which included obligations to Bear Paw Development Corp. and to the Small Business Administration, by payment of cash of $234,000 and issuance of 3,614,550 shares of common stock with a value of $574,798. Accordingly, the Company effected an extraordinary gain from the extinguishment of such debt in the amount of $2,236,605.

         Extraordinary gain of $1,145,930 in 1999 resulted from the following:

         On  December  9, 1999,  Hill  County,  State of  Montana,  forgave  the
         Company's indebtedness on a note payable for $300,000 plus accrued interest of $44,055. A gain of $801,875 in 1999 resulted from a write-off of accrued management salaries, certain trade payables and accrued rent from the year ended December 31, 1994. The accrued expenses and accounts payable were incurred by prior management and, accordingly, current management determined that they would not be paid.

18.      LITIGATION

         The Company is presently a defendant in an action brought by certain debenture holders ("Bridge loans") in New Hampshire Superior Court, seeking repayment of the $375,000 of debenture principal together with interest from 1997, the issuance of additional penalty shares and damages which the plaintiffs allege they have suffered for the

          Company's failure to have registered the warrants issued to the plaintiffs under the terms of the Warrant Agreement. The Company has interposed certain defenses and counterclaims which the Company's legal counsel believes has strong merit. The Company intends to contest this matter vigorously and in counsel's opinion, it is more probable than not that the Company will prevail.


19.       OTHER

         Commencing in March 2001 each of the three members of the Company's Scientific Advisory Board will receive an initial stock grant of 50,000 shares of common stock. Two such members also receive $1500 per month for their services. The Chairman of the Board is paid $3000 per month.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND MEMBERS OF THE SCIENTIFIC ADVISORY BOARD OF THE REGISTRANT.

At year-end 2000 the Company's Directors, Executive Officers and Scientific Advisory Board Members are:

Name                            Age                 Position(s) with the Company

David A. Conway                 59                  Director Chairman President
                                                    And Chief Executive Officer

Martin Clare++                  65                  Director

Richard P. Farkas++             77                  Director

Ronald W. Hart +                58                  Chairman, Scientific
                                                    Advisory Board

Mohamed M. Salem +              49                  Member, Scientific
                                                    Advisory Board

Rudolf W. Schindler             48                  Executive Vice President,
                                                    Chief Operating Officer

Marshall S. Sterman++           69                  Director

Richard Wilson +                75                  Member, Scientific
                                                    Advisory Board

+ Member of the Scientific Advisory Board will receive an initial stock grant of 50,000 shares of common stock. In addition, the chairman receives $3,000.00 per month and the other members, $1,500.00 per month for their services as Advisory Board members.

++Also Audit Committee (Martin Clare & Richard Farkas)
  Also Compensation Committee (Marshall Sterman)

David A. Conway

Elected to the Board in 1997 and joined the Company as President and Chief Executive Officer in 1998. Previous experience as President, CEO of a privately held public relations and marketing company; Director and VP Administration of KDI Corporation (NYSE); VP Administration Keene Corporation (NYSE) and earlier positions with CBS and Goldman Sachs & Co. Mr. Conway, who served as an infantry officer in the US Army, holds undergraduate and graduate degrees from Fordham University and is listed in Who's Who in America.

Martin Clare

Elected  to the  Board in 2000,  Martin  Clare is a  principal  of  Civilization
Communications Inc., an international financial and marketing consultancy. Previously he was a founder of Harris, Clare & Co., Inc., a NASD Broker-Dealer; founder of Dougherty Clifford & Wadsworth, a noted media banking firm; and founding partner of IIBC, a technology venture capital and consulting firm. Mr. Clare is a graduate of Ithaca College, and served in the US Army.


Richard P. Farkas

Elected to the Board in 1997, Mr. Farkas is founder and Chairman of IMC Corporation Inc., an international business consultancy providing broad-based business services to multi-national corporations. Previously Mr. Farkas held a number of corporate executive and operating positions with international companies such as Illinois, ACF Industries, American Standard and Westvaco. Mr. Farkas also acquired, and later sold, a major paper products company. Mr. Farkas is a graduate of Princeton and Yale Universities and attended New Jersey Law School. He served as a line officer in the US Navy for four years.

Ronald W. Hart (Ph.D.)

Agreed to form the Board of Scientific Advisors in 2000 and became Chairman. Dr. Hart is an internationally recognized scientist and scholar who was Director of the National Center for Toxicological Research and was named "Distinguished Scientist in Residence" by the US Food and Drug Administration in 1992. Recognized for his pioneering work on aging and his studies on nutrition and health, Dr. Hart has been appointed visiting professor at a number of universities, including Cairo University, Seoul National University and Gangzhou University. He received his doctorate in physiology and biophysics from the University of Illinois.

Mohamed M. Salem (MD/Ph.D.)

Appointed to the Scientific Advisory Board in early 2001. Dr. Salem is Professor of Occupational and Environmental Medicine at the Kasr El-Aini School of

Medicine, Cairo University, Egypt. An internationally recognized expert on the health effects of environmental and water contaminants including pesticides, lead and other metals, Dr. Salem is credited with establishing infectious disease control programs at medical centers and other public entities throughout the Middle East. Dr. Salem is a principal of Salem Industries, an import and export company, which is one of the leading suppliers of chemicals and oil field equipment in the Middle East. Dr. Salem holds both MD and Ph.D. from Cairo University.

Rudolf W. Schindler

Promoted to Executive Vice President and Chief Operating Officer of the Company in 2000, Mr. Schindler formerly served as executive Vice President and CEO of Stocko Connectors Corp., the US subsidiary of a leading European connector manufacturer. He served as Director of Sales and Marketing for Stocko and prior to that, Manager, Special Projects for Schenck, a leading manufacturer of vibration equipment. He holds an MS in Mechanical Engineering from the Technical University of Darmstadt, Germany, and an MBA from Adelphi University.

Marshall S. Sterman

Elected to the Board in 2000, Mr. Sterman is President of the Mayflower Group, a Massachusetts based merchant bank. He previously served as managing partner of Cheverie and Company and MS Sterman & Associates, merchant banking firms and principal of Sterman & Gowell Securities, an investment banking and securities firm. Mr. Sterman served as an officer in the US Navy and holds his BA from Brandeis University and his MBA from Harvard University.

Richard Wilson (Ph.D.)

Appointed to the Scientific Advisory Board in 2001, Dr. Wilson is the Mallinckrodt Research Professor of Physics at Harvard University. Dr. Wilson is one of the foremost scientific authorities in the fields of water quality remediation and purification, and is currently Professor of the Energy Research Group at the University of California. Dr. Wilson is a member of the Advisory Board of the Atlantic Legal Foundation, and is one of the principal scientists of the water problems in Chernobyl and in Bangladesh where toxic levels of arsenic contaminate the water supply. Dr. Wilson holds his Ph.D. from Oxford University.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

Name                   Year    Salary     Bonus    Non-Cash Total
Principal Position                                 Compensation     Compensation

David A. Conway        2000    $150,000     0          0              $150,000
President/CEO

DIRECTORS' COMPENSATION

Directors of the Company do not receive compensation for serving as members of the Company's Board of Directors. All directors are reimbursed for their expenses in attending meetings of the Board.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

The Company's Amended and Restated Certificate of Incorporation and Bylaws eliminate in certain circumstances the liability of Directors of the Company for monetary damages for breach of their fiduciary duty as Directors. This provision does not eliminate the liability of a Director (i) for breach of the Director's duty of loyalty to the Company or its stockholders (ii) for acts of omissions by the director not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for willful or negligent declaration of an unlawful dividend, stock purchase or redemption; (iv) for transactions from which the Director derived an improper personal benefit; or (v) for any act or omission occurring prior to the effective date of the Amended and Restated Certificate of Incorporation.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information as of December 31, 2000, concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the issued and outstanding common stock of the Company, all Directors, the Executive Officers, and all Directors and Executive Officers of the Company as a group based on the number of shares of common stock issued and outstanding as of the date of this Offering Memorandum. For purposes of the Memorandum, beneficial ownership is defined in accordance with the Rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest.

Name and Address of            Number of Shares of                 Percentage of
Beneficial Owner of Shares     Voting Stock Beneficially Owned (1) Total Voting
- --------------------------     ----------------------------------- ------------


David A. Conway (2) (3)        19,201,390                             28.1%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Martin Clare                      249,999                              ---
Civilization Communications Inc.
W. Hawthorne
Valley Stream, NY

Richard P. Farkas                 250,000                              ---
IMC
33 Baruch Dr.
Long Branch, NJ  07740

Rudolf W. Schindler (4)         2,300,000                              3.4%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Marshall S. Sterman               250,000                               ---
The Mayflower Group
46 Neptune Street
Beverly, MA  01915

All executive officers and
Directors as a Group (5)       22,251,289                             32.6%
                             ===================================================
(Five-5-Persons)

1. Total Voting Shares are comprised of all common shares issued and outstanding.
2. Includes 5,044,794 shares held by affiliates and 6,310,464 shares held in and IRA Trust.
3. The shares held by Mr. Conway and affiliates are subject to anti-dilution provisions to insure 32.6% ownership of the voting shares.
4. Shares held by Mr. Schindler are subject to anti-dilution provisions to insure that the shareholder maintains ownership of 3.4% of the Total Voting Shares.
5. Does not include Officers or Directors of the Company who were not such as of the date of record.

ITEM 12. RELATED PARTY TRANSACTIONS

         None.









ITEM 13. Exhibits and Reports on Form 8-K
         Reports on Form 8 K - None







                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WATER CHEF, INC.
April 2, 2001                              /s/David A. Conway
- -----------------                             -----------------------------
Date:                                         David A. Conway
                                              President, Chief Executive Officer
                                              (Principal Operating Officer)