Form 10KSB
period 2000-12-31
WATER CHEF INC
filed 2001-04-03
CIK 764839

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

Name and Address of            Number of Shares of                 Percentage of
Beneficial Owner of Shares     Voting Stock Beneficially Owned (1) Total Voting
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
April 2, 2001                              /s/David A. Conway
-----------------                             -----------------------------
Date:                                         David A. Conway
                                              President, Chief Executive Officer
                                              (Principal Operating Officer)