Form 10QSB
period 2001-03-31
WATER CHEF INC
filed 2001-05-15
CIK 764839

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          OUTSTANDING AS OF
CLASS                                       May 10, 2001
-----                                       ------------
Common
Par value $0.001 per share                   81,709,533

                                 WATERCHEF, INC.
                                   Form 10QSB
                      For the Quarter Ended March 31, 2001
                                Table of Contents


                          Part I - FINACIAL INFORMATION

                                                                      Page

Item 1   Financial Statements (Unaudited)

         Balance sheet as of March 31, 2001                             3

         Statement of Operations for the three month periods
         ended March 31, 2001 and 2000                                  4

         Statements of Cash Flow for the three month periods
         ended March 31 2001 and 2000                                   5

         Notes to Financial Statements                                  6 - 7

Item II  Management's Discussion and Analysis or Plan
         of Operation.                                                  8


                           Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                              9
Item 2   Changes in Securities and Use of Proceeds                      9
Item 3   Default upon senior securities                                 9
Item 4   Submission of Matters to a Vote of Security Holders            9
Item 5   Other Information                                              9
Item 6   Exhibits and Reports on Form 8-K                               9

Signatures                                                              10

PART I             FINANCIAL INFORMATION


                                 WATER CHEF INC.

                                  BALANCE SHEET

                                 MARCH 31, 2001

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
 Cash, inclusive of $62,650, restricted funds              $           391,174
 Accounts receivable, net of allowance
  for doubtful accounts of $2,000                                        4,394
 Inventories                                                            78,287
 Prepaid expenses                                                       13,002
                                                                      ----------
     TOTAL CURRENT ASSETS                                              486,857
                                                                      ----------

PROPERTY AND EQUIPMENT                                                  12,694

INTANGIBLE AND OTHER ASSETS                                             43,740
                                                                      ----------
                                                           $           543,291
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                          $           431,024
 Accrued expenses and other current liabilities                        450,504
 Notes payable and accrued interest                                    881,388
 Loan payable-shareholder                                              327,781
 Preferred dividends payable                                           584,881
                                                                     -----------
        TOTAL CURRENT LIABILITIES                                    2,675,578
                                                                     -----------
STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value;
  10,000,000 shares authorized;
  145,500 shares issued and outstanding                                    146
 Common stock, $.001 par value;
  90,000,000 shares authorized;
  79,849,533 shares issued and outstanding                              79,849
 Additional paid in capital                                          9,607,176
 Treasury stock, 4,400 common shares, at cost                           (5,768)
 Accumulated deficit                                               (11,813,690)
                                                                    ------------
        TOTAL STOCKHOLDERS' DEFICIT                                 (2,132,287)
                                                                    ------------
                                                           $           543,291
                                                                    ============
                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                     2001           2000
                                                 ------------    ------------


Net Sales                                        $     44,731     $    36,738
                                                 ------------    ------------
Costs and Expenses:
  Cost of sales                                        50,517          28,300
  Selling, general and administrative                 252,875         129,095
                                                 ------------    ------------
                                                      303,392         157,395
                                                 ------------    ------------
Loss Before Other Expenses
 and Extraordinary Item                              (258,661)       (120,657)
                                                 ------------    ------------
Other Expenses:
 Interest expense                                      (9,459)        (31,211)
 Equity in loss of joint venture                         -            (14,657)
                                                 ------------    ------------
    Other Expense                                      (9,459)        (45,868)
                                                 ------------    ------------
Loss Before Extraordinary Item                       (268,120)       (166,525)

Extraordinary item - Gain on early
 extinguishment of debt                                  -            340,251
                                                 ------------    ------------
Net (Loss) Income                                    (268,120)        173,726

Preferred stock dividends                             (27,075)        (27,075)
                                                 ------------    ------------
Net (Loss) Income Applicable to
  Common Stock                                   $   (295,195)    $   146,651
                                                 ============    =============


Basic and Diluted (Loss) Income Per Common Share:
 Loss before extraordinary item                  $      (0.00)    $     (0.00)
 Extraordinary item                                       -              0.01
                                                 ------------    ------------
                                                 $      (0.00)    $      0.01
                                                 ============    =============


Weighted Average Common Shares Outstanding -
 Basic and Diluted                                 72,398,867      36,795,791
                                                 ============    =============



                       See notes to financial statements.

                                 WATERCHEF INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2001            2000
                                                 ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) Income                               $  (268,120)    $   173,726
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
   Depreciation and amortization                       1,979           5,200
   Non-cash compensation                              11,100            -
   Equity in loss of joint venture                      -             14,657
   Write-off of note payable                         (11,019)           -
   Extraordinary gain on extinguishment of debt         -           (340,251)
 Change in assets and liabilities
  Due to factor                                         -              2,073
  Cash held in escrow                                   -            161,988
  Accounts receivable                                 (1,170)           -
  Inventory                                          (22,591)         17,005
  Other assets                                        (6,219)          1,253
  Accounts payable and accrued expenses              (11,336)           (374)
                                                 ------------   --------------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                               (307,376)         35,277
                                                 ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment            (1,020)        (10,000)
                                                 ------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                 (1,020)        (10,000)
                                                 ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                          50,000            -
 Repayment of notes payable                             -           (171,776)
 Proceeds from sale of common stock                  491,470         250,000
                                                 ------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            541,470          78,224
                                                 ------------   --------------
NET INCREASE IN CASH                                 233,074         103,501

CASH AT BEGINNING OF PERIOD                          158,100           4,426
                                                 ------------   --------------
CASH AT END OF PERIOD                            $   391,174    $    107,927
                                                 ============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                       $      -       $       -
                                                 ============   ==============
  Income taxes                                   $      -       $       -
                                                 ============   ==============


Non-cash financing and investing activities:
 Common stock issued for debt                    $    48,995    $    143,646
                                                 =============  ==============







                       See notes to financial statements.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2001
                                   (Unaudited)

1.        BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's December 31, 2000 Form 10-KSB, financial statements and accompanying notes thereto.


2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $268,120 for the three months ended March 31, 2001. Additionally, the Company had working capital and total capital deficiencies of approximately $2,189,000 and $2,132,000 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


3.       STOCKHOLDERS' EQUITY

         During the three months ended March 31, 2001, the following common stock transactions occurred:

         - The Company sold an aggregate of 9,836,246 shares of Common Stock to various parties for $491,470, pursuant to various subscription agreements.

         - The Company issued an aggregate of 650,000 shares of Common Stock for payment of notes payable and accrued interest of $48,995.

         - The Company issued an aggregate of 185,000 shares of Common Stock valued at $11,100, for payment of services rendered.

Item II    Management's Discussion and Analysis of Results or Plan of Operation.

Results of Operations

Net sales for the three months ended March 31, 2001 and March 31, 2000 were $44,931 and $36,738 respectively, with revenues increased $8,193, or 22%, from the previous year.

Cost of sales for the three months ended March 31, 2001 was $50,517 compared to $28,300 for the three months ended March 31, 2000, an increase of $22,217, or 79%.

Selling, General and Administrative expenses were $252,875 for the three months ended March 31, 2001 compared to $129,095 for the three months ended March 31, 2000, an increase of $123,780, or 96%.

The loss before extraordinary item for the three months ended March 31, 2001 was $268,120 compared to a loss before an extraordinary item $166,525 for the months ended March 31, 2000, an increase of $101,595, or 61%.

During the first quarter 2001 the Company allocated significant resources to the successful marketing of it PureSafe Water Station product line. In March the Company received an order for 100 of PureSafe Water units from its Jordanian distributor, and will commence shipments in the second half of May. The PureSafe Water Station will be used to fulfill contracts to sell drinking water in Jordan and elsewhere in the Middle East.

Liquidity and Capital Resources

At March 31, 2001 the Company had a stockholders deficit of $2,132,287 and a working capital deficit of $2,188,721.

During the first quarter the Company settled notes payable and accrued interest of $48,995 with the issuance of 650,000 shares of common stock.

The Company also raised $491,470 through the sale of stock during the period, with the stock being issued in the second quarter.

Over the balance of 2001, using the cash on hand and the cash to be generated from the successful sale of the PureSafe Water Station, the Company expects to resolve the majority of those liabilities reflected on the balance sheet.

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

                  The Company is presently a defendant in an action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of the $375,000 of debenture principal together with interest from 1997, the issuance of additional penalty shares and damages, which the plaintiffs claim they have suffered for the Company's failure to have registered the warrants issued to the plaintiffs under the terms of the Warrant Agreement. The Company has interposed certain defenses and counterclaims, which the Company's legal counsel believes has strong merit. The Company intends to contest this matter vigorously and, in counsel's opinion, it is more probable than not that the Company will prevail.

Item 2            Changes in Securities

                  None

Item 3            Default on Senior Securities

                  None

Item 4            Submission of Matters to a Vote of Shareholders

                  None

Item 5            Other Information

                  The Company has entered into an exclusive distributor agreement with 4CleanWaters Ltd., a company organized in the British Virgin Islands and domiciled in Hong Kong, for the sale of the PureSafe Water Station worldwide. The distribution company will utilize its staff and resources to market and sell systems, which will be manufactured by WaterChef. They are eligible to earn commissions at the rate of 20% of distributor pricing, and will become eligible to earn equity participation based on performance.

Item 6            Exhibits and Reports on Form 8-K

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WATER CHEF, INC.

                                                /s/David A. Conway
                                                   ---------------
Date:      May 11, 2001                            David A. Conway
                                                   President, Director and Chief
                                                   Executive Officer
                                                   (Principal Operating Officer)