Form 10QSB
period 2001-06-30
WATER CHEF INC
filed 2001-08-20
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

                ( X ) QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

            1007 Glen Cove Avenue, Suite 1, Glen Head, New York 11545
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                  516-656-0059
                           (Issuer's telephone number)

              -----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___ Yes__X__ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AS OF
CLASS                                                      August 20, 2001
Common
Par value $0.001 per share                                  81,309,533

                                 WATERCHEF, INC.
                                   Form 10QSB
                       For the Quarter Ended June 30, 2001
                                Table of Contents


                          Part I - FINACIAL INFORMATION

                                                                            Page

Item 1   Financial Statements (Unaudited)

         Balance sheet as of June 30, 2001                                     3

         Statement of Operations for the three and six
         months periods ended June 30, 2001 and 2000                           4

         Statements of Cash Flow for the six months periods
         ended June 30 2001 and 2000                                           5

         Notes to Financial Statements                                     6 - 7

Item II  Management's Discussion and Analysis or Plan
         of Operation.                                                         8


                           Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                                     9
Item 2   Changes in Securities and Use of Proceeds                             9
Item 3   Default upon senior securities                                        9
Item 4   Submission of Matters to a Vote of Security Holders                   9
Item 5   Other Information                                                     9
Item 6   Exhibits and Reports on Form 8-K                                      9

Signatures                                                                    10

                                 WATER CHEF INC.

                                  BALANCE SHEET

                                  JUNE 30, 2001

                                   (Unaudited)


 ASSETS

CURRENT ASSETS:
    Cash, inclusive of $94,714, restricted funds                                                       $           353,375
    Accounts receivable, net of allowance
       for doubtful accounts of $2,000                                                                              13,371
    Inventories                                                                                                    512,732
    Prepaid expenses                                                                                                33,247
                                                                                                          -----------------
       TOTAL CURRENT ASSETS                                                                                        912,725

PROPERTY AND EQUIPMENT                                                                                              12,705

INTANGIBLE AND OTHER ASSETS                                                                                         42,257
                                                                                                          -----------------
                                                                                                       $           967,687
                                                                                                          =================


                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                                                   $           587,098
    Accrued expenses and other current liabilities                                                                 503,016
    Notes payable and accrued interest                                                                           1,156,478
    Loan payable-shareholder                                                                                       327,781
    Preferred dividends payable                                                                                    611,956
                                                                                                          -----------------
       TOTAL CURRENT LIABILITIES                                                                                 3,186,329
                                                                                                          -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value;
       10,000,000 shares authorized;
       145,500 shares issued and outstanding                                                                           146
    Common stock, $.001 par value;
       90,000,000 shares authorized;
       81,309,533 shares issued and outstanding                                                                     81,309
    Additional paid in capital                                                                                   9,796,266
    Treasury stock, 4,400 common shares, at cost                                                                    (5,768)
    Accumulated deficit                                                                                        (12,090,595)
                                                                                                          -----------------
       TOTAL STOCKHOLDERS'  DEFICIT                                                                             (2,218,642)
                                                                                                          -----------------
                                                                                                       $           967,687
                                                                                                          =================



                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                        --------------------------------  -------------------------------
                                                              2001              2000            2001             2000
                                                        --------------   ---------------  -------------   ---------------

Net Sales                                            $         61,837 $          78,674 $      106,568 $         115,412
                                                        --------------   ---------------  -------------   ---------------
Costs and Expenses:
    Cost of sales                                              47,177            46,734         97,694            75,034
    Selling, general and administrative                       358,688           148,432        600,463           277,527
    Non-cash compensation                                      25,650           296,834         36,750           296,834
                                                        --------------   ---------------  -------------   ---------------
                                                              431,515           492,000        734,907           649,395
                                                        --------------   ---------------  -------------   ---------------
Income (Loss) Before Other Expenses
    and Extraordinary Item                                   (369,678)         (413,326)      (628,339)         (533,983)
                                                        --------------   ---------------  -------------   ---------------
Other Expenses:
    Interest expense                                          (24,173)          (25,719)       (33,632)          (56,930)
    Equity in loss of joint venture                                 -           (20,768)             -           (35,425)
                                                        --------------   ---------------  -------------   ---------------
       Other Expense                                          (24,173)          (46,487)       (33,632)          (92,355)
                                                        --------------   ---------------  -------------   ---------------
Income (Loss) Before Extraordinary Item                      (393,851)         (459,813)      (661,971)         (626,338)

Extraordinary item - Gain on early
    extinguishment of debt                                    144,021         1,734,042        144,021         2,074,293
                                                        --------------   ---------------  -------------   ---------------
Net Income (Loss)                                            (249,830)        1,274,229       (517,950)        1,447,955

Preferred stock dividends                                     (27,075)          (27,075)       (54,150)          (54,150)
                                                        --------------   ---------------  -------------   ---------------
Net Income (Loss) Applicable to
    Common Stock                                     $       (276,905)$       1,247,154 $     (572,100)$       1,393,805
                                                        ==============   ===============  =============   ===============


Basic and Diluted Income (Loss) Per Common Share:
    Loss before extraordinary item                   $          (0.00)$           (0.01)$        (0.01)$           (0.01)
    Extraordinary item                                           0.00              0.03           0.00              0.05
                                                        --------------   ---------------  -------------   ---------------
                                                     $              - $            0.02 $        (0.01)$            0.04
                                                        ==============   ===============  =============   ===============
Weighted Average Common Shares Outstanding -
    Basic and Diluted                                      80,872,830        52,658,376     76,570,859        45,333,725
                                                        ==============   ===============  =============   ===============




                       See notes to financial statements.

                                 WATERCHEF INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                           Six Months Ended June 30,
                                                                                       --------------------------------------
                                                                                             2001                 2000
                                                                                       ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                             $          (517,950) $        1,447,955
         Adjustments to reconcile net income (loss) to net cash
            used in operating activities
                Depreciation and amortization                                                    4,000              10,400
                Non-cash compensation                                                           36,750             296,834
                Equity in loss of joint venture                                                      -              35,425
                Extraordinary gain on extinguishment of debt                                  (244,712)         (2,074,293)
                Amortization of debt discount                                                   31,000                   -
         Change in assets and liabilities
            Cash held in escrow                                                                      -             161,988
            Accounts receivable                                                                (10,147)              2,073
            Inventory                                                                         (457,036)            (17,049)
            Prepaid expenses and other current assets                                          (26,464)               (393)
            Accounts payable and accrued expenses                                              371,634             (10,050)
                                                                                     ------------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                                                         (812,925)           (147,110)
                                                                                     ------------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                                  (1,569)            (10,000)
                                                                                     ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                               450,000                   -
     Repayment of notes payable                                                                (25,000)           (143,745)
     Proceeds from sale of common stock                                                        584,770             350,000
                                                                                     ------------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    1,009,770             206,255
                                                                                     ------------------   -----------------

NET INCREASE IN CASH                                                                           195,276              49,145

CASH AT BEGINNING OF PERIOD                                                                    158,100               4,426

                                                                                     ------------------   -----------------
CASH AT END OF PERIOD                                                              $           353,376 $            53,571
                                                                                     ==================   =================


                       See notes to financial statements.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1.        BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and six months period ended June 30, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's December 31, 2000 Form 10-KSB, financial statements and accompanying notes thereto.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $572,000 six months periods ended June 30, 2001. Additionally, the Company had working capital and total capital deficiencies of approximately $2,274,000 and $2,219,000 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       STOCKHOLDERS' EQUITY

          During the six months ended June 30, 2001, the following common stock transactions occurred:

         - The Company sold an aggregate of 11,536,246 shares of Common Stock to various parties for $584,770, pursuant to various subscription agreements.

         - The Company issued an aggregate of 1,210,000 shares of Common Stock for settlement of accounts payable, notes payable and accrued interest of $120,595.

         - The Company issued an aggregate of 385,000 shares of Common Stock valued at $36,750, for payment of services rendered.

4.       NOTES PAYBLE

         In April 2001, the Company issued a $400,000 promissory note at an interest rate of 2% per month. In consideration for the issuance of this note, 500,000 shares of the Company's common stock were issued to the note holder. The principal balance and accrued interest are payable on September 1, 2001. For valuation purposes, a $62,000 debt discount was allocated to the common stock. At June 30, 2001, the unamortized debt discount was $31, 000.

5.       COMMITMENTS AND CONTINGENCIES

         - In May 2001, the Company entered a distribution agreement with a company ("the Subdistributor") based in State of Jordan. The Subdistributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station", in the calendar year commencing January 1, 2001. A minimum purchase of 50 units are required to be purchased in each of the subsequent years commencing January 1, 2002 and 2003, respectively. As of June 30, 2001 at total of 27 units have been shipped under this agreement. The sale will be recognized when payments are received by the Company.

         - The Company entered into a three year master distribution agreement for their "Pure Safe Water Station" with a distributor based out of Hong Kong ("the distributor"). Under this agreement, upon meeting minimum quantities of sales in each of the years of agreement, the distributor will receive a rebate of 20% of the total price for all products, parts and supplies purchased from the Company. Furthermore, the distributor upon meeting these
               minimum   quantities  will  have  the  right  to  purchase  up to
               30,000,000 shares of the Company's common stock at $0.20 per share.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of June 30, 2001, the Company had no unamortized goodwill.

Item II    Management's Discussion and Analysis of Results or Plan of Operation.

Results of Operations:

Net sales for the six months ended June 30, 2001 and June 30, 2000 were $106,568 and $115,412 respectively, with revenues decreased $8,844, or 8%, from the previous year.

Cost of sales for the six months ended June 30, 2001 was $97,694 compared to $75,034 for the six months ended June 30, 2000, an increase of $22,660, or 30%.

Selling, General and Administrative expenses were $637,213 for the six months ended June 30, 2001 compared to $277,527 for the six months ended June 30, 2000, an increase of $359,686 or 130%.

The loss before extraordinary item for the six months ended June 30, 2001 was $661,971 compared to a loss before an extraordinary item $626,338 for the six months ended June 30, 2000, an increase of $35,633, or 6%.

During the six months ended June 30, 2001 the Company allocated significant resources to the successful marketing of it PureSafe Water Station product line. In March the Company received an order for 100 of PureSafe Water units from its Jordanian distributor, and commenced shipments in the second half of May. The PureSafe Water Station will be used to fulfill contracts to sell drinking water in Jordan and elsewhere in the Middle East. Though the Company had released information reporting shipments valued at over $1,000,000 to this customer in the second quarter, the Company did not recognize the sale in order to reflect the potential credit risk in the transaction.

Liquidity and Capital Resources:

At June 30, 2001 the Company had a stockholders deficit of $2,218,642 and a working capital deficit of $2,273,605.

During the six months ended June 30, 2001 the Company settled accounts payable, notes payable and accrued interest of $120,595 with the issuance of 1,210,000 shares of common stock.

The Company also raised $584,770 through the sale of 11,536,246 shares of common stock during the six months ended June 30, 2001 period.

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

                  None

Item 6            Exhibits and Reports on Form 8-K

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WATER CHEF, INC.


Date:      August 20, 2001                         David A. Conway
                                                   President, Director and Chief
                                                   Executive Officer
                                                   (Principal Operating Officer)