Form 10QSB
period 2001-09-30
WATER CHEF INC
filed 2001-11-21
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

                ( X ) QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the nine months ended September 30, 2001

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

            1007 Glen Cove Avenue, Suite 1, Glen Head, New York 11545
                    (Address of principal executive offices)
                                  516-656-0059
                           (Issuer's telephone number)
              -----------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

                                            OUTSTANDING AS OF
CLASS                                       November 19, 2001
Common
Par value $0.001 per share                     85,614,283

                                 WATERCHEF, INC.
                                   Form 10QSB
                  For the Nine Months Ended September 30, 2001
                                Table of Contents


                          Part I - FINANCIAL INFORMATION

                                                                    Page

Item 1   Financial Statements (Unaudited)

         Balance sheet as of September 30, 2001                      3

         Statement of Operations for the three and nine
         months periods ended September 30, 2001 and 2000            4

         Statements of Cash Flow for the nine months periods
         ended September 30 2001 and 2000                            5

         Notes to Financial Statements                               6 - 8

Item II  Management's Discussion and Analysis or Plan
         of Operation.                                               9 - 10


                           Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                           11
Item 2   Changes in Securities and Use of Proceeds                   11
Item 3   Default upon senior securities                              11
Item 4   Submission of Matters to a Vote of Security Holders         11
Item 5   Other Information                                           11
Item 6   Exhibits and Reports on Form 8-K                            11

Signatures                                                           12

                                 WATER CHEF INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001

                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                    $     47,368
 Accounts receivable, net of allowance
  for doubtful accounts of $2,000                              10,433
 Inventories                                                  535,171
 Prepaid expenses                                              33,180
                                                           -----------
        TOTAL CURRENT ASSETS                                  626,152

PROPERTY AND EQUIPMENT                                         12,152

INTANGIBLE AND OTHER ASSETS                                    40,776
                                                            -----------
                                                         $    679,080
                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                        $    578,473
 Accrued expenses and other
  current liabilities                                         504,954
 Notes payable and accrued interest                         1,219,629
 Loan payable-shareholder                                     327,781
 Preferred dividends payable                                  639,031
                                                            ----------
                                                            3,269,868
                                                            ----------
        TOTAL CURRENT LIABILITIES

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value;
  10,000,000 shares authorized;
  145,500 shares issued and outstanding                           146
 Common stock, $.001 par value;
  90,000,000 shares authorized;
  83,509,533 shares issued and outstanding                     83,510
 Additional paid in capital                                 9,978,666
 Treasury stock, 4,400 common shares, at cost                  (5,768)
 Accumulated deficit                                      (12,647,342)
                                                          -------------
        TOTAL STOCKHOLDERS'  DEFICIT                       (2,590,788)
                                                          -------------
                                                         $    679,080
                                                          =============


                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                 ---------------------     --------------------
                                 2001          2000         2001        2000
                               ---------    -----------   ---------   ----------

Net Sales                      $  71,692    $    86,533  $   178,260 $  201,945
                               ---------    -----------   ---------   ----------
Costs and Expenses:
 Cost of sales                    90,928         31,828      188,622    106,862
 Selling, general and
  administrative (exclusive
  of non-cash compensation
  below)                         262,956         88,646      832,419    376,173
 Non-cash compensation           172,300         36,500      209,050    323,334
                                --------     -----------  ----------  ----------
                                 526,184        156,974    1,230,091    806,369
                                --------     -----------  ----------  ----------

Loss Before Other Expenses
 and Extraordinary Item         (454,492)       (70,441)  (1,051,831)  (604,424)
                                --------     -----------  ----------  ----------

Other Expenses:
 Interest expense                (75,181)        (6,750)    (139,813)   (63,680)
 Equity in loss of joint
  venture                           -           (16,759)        -       (52,184)
                                --------     -----------  ----------  ----------
 Other Expense                   (75,181)       (23,509)    (139,813)  (115,864)
                                --------     -----------  ----------  ----------
Loss Before Extraordinary Item  (529,673)       (93,950)  (1,191,644)  (720,288)

Extraordinary item - Gain on
 early extinguishment of debt       -             1,072      144,021  2,075,365
                                --------     -----------  ----------  ----------
Net Loss                        (529,673)       (92,878)  (1,047,623) 1,355,077

Preferred stock dividends        (27,075)       (27,075)     (81,225)   (81,225)
                                --------     -----------  ----------  ----------
Net Loss Applicable to
 Common Stockholders'          $(556,748)   $  (119,953) $(1,128,848)$1,273,852
                               ==========    ===========   =========  ==========


Basic and Diluted Loss Per
 Common Share:
  Loss before extraordinary
   item                        $   (0.01)   $     (0.00) $     (0.02)$    (0.01)
  Extraordinary item                -              0.00         0.00       0.04
                                --------     -----------  ----------  ----------
                               $   (0.01)   $     (0.00) $     (0.02)$     0.03
                                ========     ===========  ==========  ==========


Weighted Average Common Shares
 Outstanding -
  Basic and Diluted            82,776,924     63,293,775  79,054,222  51,302,407
                               ===========   ===========  ==========  ==========









                       See notes to financial statements.

                                 WATERCHEF INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                             Nine Months Ended September 30,
                                            ---------------------------------
                                                2001              2000
                                            ------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                          $(1,047,623)      $    1,447,955
  Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities
   Depreciation and amortization                  6,034               10,400
   Non-cash compensation                        209,050              296,834
   Equity in loss of joint venture                 -                  35,425
   Extraordinary gain on extinguishment
    of debt                                    (244,712)          (2,074,293)
   Amortization of debt discount                 62,000                 -
   Common stock issued for non-payment
    of note and interest payable                 12,300                 -
 Change in assets and liabilities
  Cash held in escrow                              -                 161,988
  Accounts receivable                            (7,209)               2,073
  Inventories                                  (479,475)             (17,049)
  Prepaid expenses and other current assets     (26,396)                (393)
  Accounts payable and accrued expenses         397,098              (10,050)
                                              ----------             --------
NET CASH USED IN OPERATING ACTIVITIES        (1,118,933)            (147,110)
                                              -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment       (1,569)             (10,000)
                                              -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                    450,000                 -
 Repayment of notes payable                     (25,000)            (143,745)
 Proceeds from sale of common stock             584,770              350,000
                                              -----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES     1,009,770              206,255
                                              -----------           ----------
NET (DECREASE) INCREASE IN CASH                (110,732)              49,145

CASH AT BEGINNING OF YEAR                       158,100                4,426
                                              -----------           ----------
CASH AT END OF PERIOD                       $    47,368       $       53,571
                                              ===========           ==========











                       See notes to financial statements.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and nine months period ended September 30, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's December 31, 2000 Form 10-KSB, financial statements and accompanying notes thereto.

2.        GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $1,048,000 nine months periods ended September 30, 2001. Additionally, the Company had working capital and total capital deficiencies of approximately $2,644,000 and $2,591,000 at September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.        RECENT ACCOUNTING DEVELOPMENTS

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of September 30, 2001, the Company had no unamortized goodwill.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or
          Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

4.        NOTES PAYABLE

          In April 2001, the Company issued a $400,000 promissory note at an interest rate of 2% per month. In consideration for the issuance of this note, 500,000 shares of the Company's common stock were issued to the note holder. For valuation purposes, a $62,000 debt discount was allocated to the common stock. At September 30, 2001, the entire debt discount has been amortized. The principal balance and accrued interest were payable on September 1, 2001. The Company did not pay such principal and accrued interest and was required to issue an additional 100,000 shares of its common stock to the note holder. The Company recorded additional interest expense of $12,300 related to the issuance of the additional shares.

5.        STOCKHOLDERS' EQUITY

          During the nine months ended September 30, 2001, the following common stock transactions occurred:

         - The Company sold an aggregate of 11,536,246 shares of Common Stock to various parties for $584,770, pursuant to various subscription agreements.

         - The Company issued an aggregate of 1,210,000 shares of Common Stock for settlement of accounts payable, notes payable and accrued interest of $120,595.

         - The Company issued an aggregate of 1,485,000 shares of Common Stock valued at $209,050 for payment of services rendered.

6.       COMMITMENTS AND CONTINGENCIES

         - The Company is a defendant in an action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of $375,000 of debenture principal together with interest from 1997, and the issuance of penalty shares for non payment of principal and interest. In addition, the plaintiffs claim they have suffered for the Company's failure to have registered the shares issued under the debenture, the warrants issued under the debenture and the shares issuable under the warrant agreement.

                    The Company has interposed defenses and counterclaims, which the Company and its legal counsel believe have strong merit. In connection with the debentures the Company issued 6,667 shares of common stock for every $1,000 of debt at a price of $0.15 per share. The Company claims that it is owed the $375,000 consideration for such shares. In addition, the Company issued warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.15 per share exercisable until April 2002. Furthermore, the Company issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share. The Company claims that it is owed an additional $195,000 in consideration for such shares. The Company intends to contest this matter vigorously and, in counsel's opinion, it is more likely than not that the matter will be resolved favorably to the Company. Pending the outcome of the aforementioned litigation, no receivable has been recorded on the books of the Company.


         - In May 2001, the Company entered a distribution agreement with a company ("the Subdistributor") based in the State of Jordan. The Subdistributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station", in the calendar year commencing January 1, 2001. A minimum purchase of 50 units are required to be purchased in each of the subsequent years commencing January 1, 2002 and 2003, respectively. As of September 30, 2001 at total of 27 units have been shipped under this agreement. The sale will be recognized when payments are received by the Company.

         - The Company entered into a three year master distribution agreement for their "Pure Safe Water Station" with a distributor based out of Hong Kong ("the distributor"). Under this agreement, upon meeting minimum quantities of sales in each of the years of agreement, the distributor will receive a rebate of 20% of the total price for all products, parts and supplies purchased from the Company. Furthermore, the distributor, upon meeting these minimum sales quantities will have the right to purchase up to 30,000,000 shares of the Company's common stock at $0.20 per share.

Item II           Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000, results of operations were as follows:

NET SALES:

- Net sales for the three and nine months periods ended September 30, 2001 were $71,692 and $178,260, respectively as compared to sales of $86,533 and $201,945 for the three and nine-month periods ended September 30, 2000. The decrease of $14,841 or 17% for the three-month period and $23,685 or 12% for the nine-month period was attributed to the company's withdrawal from marketing agreements with a large multiunit retailer. The per unit margins decreased to negative levels due to warehouse and return policies of the customer that were not in the control of WaterChef, Inc.

COSTS AND EXPENSES:

- Cost of sales for the three and nine month periods ended September 30, 2001 were $90,928 and $188,622, respectively, as compared to $31,828 and $106,862 for the three and nine month periods ended September 30, 2000. There was a increase of $59,100 or 186% for the three-month period and an increase of $81,760 or 77% for the nine-month period due primarily to a write down of obsolete inventory.

- Selling, general and administrative expenses for the three and nine month periods ended September 30, 2001 were $262,956 and $832,419, respectively, as compared to $88,646 and $376,173 for the three and nine month periods ended September 30, 2000. There was an increase of $174,310 or 197% for the three-month period and $456,246 or 121% for the nine-month period due to costs associated with the development of strategic and tactical marketing plans as well as the implementation of these plans for the companies new product line the Pure safe Water System.

- Non-cash compensation expense for the three and nine month periods ended September 30, 2001 were $172,300 and $209,050, respectively, as compared to $36,500 and $323,334 for the three and nine month periods ended September 30, 2000. There was an increase of $135,800 or 372% for the three-month period and a decrease of $114,284 or 35% for the nine-month period due to the willingness of outside specialists to accept company shares as compensation.

OTHER EXPENSES AND EXTRAORDINARY ITEM:

- Interest expense for the three and nine month periods ended September 30, 2001 were $75,181 and $139,813, respectively, as compared to $6,750 and $63,680 for the three and nine month periods ended September 30, 2000. There was an increase of $68,431 or 1014% for the three-month period and an increase of $76,133 or 120% for the nine month period due to increased reliance on debt to fund the manufacture of units against orders received by the company and not booked as paid at quarter end.

- In the three and nine month periods ended September 30, 2000 the Company wrote-off its investment in a joint venture in China for $16,759 and $52,184, respectively. The investment was fully written off as of December 31, 2000.

- In the nine months ended September 30, 2000 the Company aggressively restructured its outstanding debt and extinguished $2,075,365 of debt. For the nine moths ended September 30, 2001 an additional $144,021 of debt was extinguished through restructuring by management.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated by the issuance of debt and the sale of its common stock. The Company's cash decreased to $47,368 on September 30, 2001 from $158,100 on December 31, 2000.

Cash flows used in operating activities was $1,118,933 for the nine months ended September 28, 2001 on a net loss of $1,047,623. Cash used in investing activities for the nine months ended September 30, 2001 was $1,569 which consisted of cash used for the purchase of machinery and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $1,009,770. Cash of $450,000 was provided from the issuance of a note payable and $584,770 was provided from the sale of common stock. Cash of $25,000 was used to make principal repayments on an outstanding loan.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

The matters discussed in this form 10-QSB other than historical material are forward-looking statements. Any such forward-looking statements are based on current expectations of future events and are subject to risks and uncertainties which could cause actual results to vary materially from those indicated. Actual results could differ due to a number of factors, including negative developments relating to unforeseen order cancellations or push outs, the Company's strategic relationships, the impact of intense competition and changes in our industry. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

PART II  OTHER INFORMATION

Item 1              Legal Proceedings


                    The Company is a defendant in an action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of $375,000 of debenture principal together with interest from 1997, and the issuance of penalty shares for non payment of principal and interest. In addition, the plaintiffs claim they have suffered for the Company's failure to have registered the shares issued under the debenture, the warrants issued under the debenture and the shares issuable under the warrant agreement.

                    The Company has interposed defenses and counterclaims, which the Company and its legal counsel believe have strong merit. In connection with the debentures the Company issued 6,667 shares of common stock for every $1,000 of debt at a price of $0.15 per share. The Company claims that it is owed the $375,000 consideration for such shares. In addition, the Company issued warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.15 per share exercisable until April 2002. Furthermore, the Company issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share. The Company claims that it is owed an additional $195,000 in consideration for such shares. The Company intends to contest this matter vigorously and, in counsel's opinion, it is more likely than not that the matter will be resolved favorably to the Company. Pending the outcome of the aforementioned litigation, no receivable has been recorded on the books of the Company.


Item 2            Changes in Securities

                  None

Item 3            Default on Senior Securities

                  None

Item 4            Submission of Matters to a Vote of Shareholders

                  None

Item 5            Other Information

                  None

Item 6            Exhibits and Reports on Form 8-K

                           Exhibits:        None

                           Reports on Form 8-K:               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WATER CHEF, INC.


Date:      November 19, 2001                      /s/ David A. Conway
                                                  ------------------------------
                                                   David A. Conway
                                                   President, Director and Chief
                                                   Executive Officer
                                                   (Principal Operating Officer)