Form 10KSB
period 2001-12-31
WATER CHEF INC
filed 2002-04-19
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

         Commission file number:            0-30544
                                            -------

                                    WATERCHEF
        (Exact Name of Small Business Issuer as specified in its charter)

                  Delaware                                        86-0515678
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

                              1007 Glen Cove Avenue
                               Glen Head, NY 11545
                    (Address of principal executive offices)

                                  (516)656-0059
                           (Issuer's telephone number)

      Securities registered under section 12(b) of the Exchange Act: None.
         Securities registered under section 12 (g) of the Exchange Act:
                          Common stock, Par value $.001
                   Redeemable Common Stock Purchase Warrants.

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                  YES        X                         NO
                       -------------                     -----------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  YES                                  NO        X
                       -------------                      --------------

         The issuer's net sales for the most recent fiscal year were $34,750.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 10, 2002 was approximately $ 7,000,000.

As of April 10, 2002, the Registrant had 86,614,286 shares of its Common Stock, $0.001 par value, issued and outstanding.

                                 WATERCHEF, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

PART I
                                                                          PAGE
                                                                        --------


         ITEM 1.  DESCRIPTION OF BUSINESS                                     2
         ITEM 2.  DESCRIPTION OF PROPERTY                                     7
         ITEM 3.  LEGAL PROCEEDINGS                                           7
         ITEM 4.  SUBMISSION OF MATTERS TO A
                          VOTE OF SECURITY HOLDERS                            8

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS.                           8
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION                             9
         ITEM 7.  FINANCIAL STATEMENTS                                       11
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE.                             12

PART III

         ITEM 9.   DIRECTORS, EXCEUTIVE OFFICERS,  PROMOTERS
                            AND CONTROL PERSONS; COMPLIANCE WITH
                            SECTION 16(a) OF THE EXCHANGE ACT                12
         ITEM 10.  EXECUTIVE COMPENSATION                                    15
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                  OWNERS AND MANAGEMENT.                     16
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS                                      17
         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.                         17


SIGNATURES                                                                   18

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

WaterChef, Inc. (the "Company") manufactures and markets water purification equipment. Water coolers and filters were a substantial part of the Company's business from 1993 until the fourth quarter of 2001, at which time this business was sold so that Waterchef could concentrate on the further development, manufacturing and marketing of their patented line of "PureSafe" water systems.

Background

The Company was originally incorporated under Arizona law in 1985 and merged into a Delaware corporation in 1987. In 1993 the Company, then known as Auto Swap, U.S.A., entered into a reverse merger with WaterChef, Inc., a Nevada corporation which manufactured and marketed water coolers and filters. The financial statements prior to June 4, 1993 are those of WaterChef (Nevada), which is considered to be the Predecessor Company.

In 1994 the Company established a Joint Venture (the "JV") in the Peoples Republic of China ("China") in which it held a 55% interest for an investment of $475,000, funded by cash, machinery and equipment, and transferred technology. The Chinese investment provided a manufacturing and development site for WaterChef's water cooler line. Product was shipped for further assembly to WaterChef's leased facilities in Montana. In the year ended December 31, 2000, all remaining valuation attributed to the joint venture was written off. With the sale of the cooler, filter and accessory line in the fourth quarter of 2001, WaterChef's ownership interest in the joint venture was assigned to the purchaser and the Montana facility was closed.

Products

Prior to the fourth quarter of 2001 when the Company decided to concentrate their efforts on the further development, manufacturing and marketing of their PureSafe Water Station (the "PureSafe"), WaterChef believed that its water dispensers and its wide variety of consumer oriented water filtration products met or exceeded the design, quality and performance of competitive products. Market considerations were such however as to limit the opportunities for profit and growth. Management determined that in order to build considerable shareholder value they would transition out of the commodity dispenser and filter businesses and develop products that they felt were unique to the marketplace.

In 1998, searching for a "killer application", management focused on the worldwide need for safe drinking water for populations who were unserved by municipal water treatment facilities. The result of that activity is the PureSafe, a turn-key unit that converts "grey", or bathing grade water into United States Environmental Protection Agency ("EPA") grade drinking water. The PureSafe effectively eliminates all living pathogens that pollute non-processed water - bacteria, cysts, viruses, parasites and protozoa - at a affordable cost for the emerging economies of the world.

The PureSafe is a self-contained, six stage water purification center. It is housed in the equivalent of a small storage container- approximately four feet wide, seven feet long, and six and one-half feet high. The unit weighs approximately eleven hundred pounds (without water) and was configured for portability, durability, and easy access to its essentially off-the-shelf components. It is constructed with weather resistant fiberglass, aluminum and steel, and is equipped with internal and external lighting.

The PureSafe can purify and dispense at least 10,000 gallons per day for an all-inclusive cost (labor, power, water, amortization, replacement media and filters) at approximately one and one-half cents per gallon. The process wastes very little water, producing approximately one gallon of water for every gallon processed. The unit can be moved with a single fork-lift and is transportable by truck or helicopter. Operating the unit is simple and straightforward. Turn-key in design, minimum wage personnel can be trained to operate the unit. A system of fail-safes is built into the operation, and aside from easily installable spares such as filters and cartridges, a maintenance and oversight program established by WaterChef should maintain the operating efficiencies built into the system. WaterChef warrantee's each unit and plans to have periodic inspections by field agents.

While each unit is configured for the special water needs of a particular site, such as arsenic removal, seawater desalination, oil separation, etc., the typical unit is made up of the following components:

a. Inlet connection with macrofilter- strains input water, removes large particles and directs water into the system.
b. Inlet pump- self- priming pump which maintains water pressure at 40psi throughout the system.
c. Pre-depth media filter- a multi-media mixed bed to remove pollutants. Pressure gauges on the exterior front panel of the unit allow for visual monitoring of system performance.
d. Ozone generator- provides a rich oxygen source that kills all living pathogens such as bacteria, viruses, cysts, and parasites. It is not hazardous to the environment.
e. Ozone mixing tank- WaterChef's proprietary process for effectively mixing the water and ozone.
f.   Process pump- provides optimal operation of the ozone processing.
g. Post-depth media filter- a redundant feature which adds additional filtering by removing remaining metals, organics and inorganics. A pressure gauge on the front panel will indicate when additional back-washing is necessary to maintain optimum performance.

h. Ultraviolet treatment- provided by a UV lamp in the treatment process as a further precaution to eliminate any surviving pathogens or micro-organisms.
i. KDF/carbon bed filter- a process that contains a proprietary ion-exchange media consisting of copper and zinc alloy. It safely filters and neutralizes chlorine and biological, inorganic and metallic contaminants (including lead and fluoride). The filter prevents bacteria growth while the carbon component removes organic compounds and improves water taste and eliminates odor.
j.   Mixer- sends ozone treated water to the bottle washing stations.
k. Bottle washing stations- incorporated on the outside of the unit for easy access in order to effectively clean bottles used to carry water treated at the site.
l. Dispensing stations- four individual dispensing lines, each with flow adjusting valves to help regulate a smooth, steady flow of water into the clean bottles.

Manufacturing-

Prior to the sale of its dispenser products, the Company manufactured its water coolers in Montana and through a Joint Venture ("JV") in China. With the sale of this line WaterChef negotiated an early termination of the Montana lease and, with the consent of its JV partner, transferred its interest in the JV to the purchaser of the water cooler and filters business in the fourth quarter of 2001. .

In 2000 the Company entered into a subcontracting arrangement with Davis Aircraft Products Inc. ("Davis") for the manufacture of the PureSafe water system. Based upon the experience and the resources of Davis, Company management believes that Davis can provide the services necessary to supply WaterChef's requirements over the foreseeable future at a price, and with the quality and standards necessary, to meet the needs of the markets that the Company expects to serve.

Raw materials-

The PureSafe has been designed to use, for the most part, readily available off-the-shelf components, sub-systems and equipment. Inasmuch as these are available from multiple vendors, the Company does not believe that obtaining these for its sub-contractor, for itself, or for others if it chooses to manufacture elsewhere, will be a problem. WaterChef has also incorporated patented and proprietary technology in the PureSafe and is confident that it can protect this intellectual capital throughout the manufacturing and distribution cycle.

Competition-

While the Company believed that its coolers and filters were competitive, substantial competition existed in the marketplace with almost all of its competitors possessing significantly greater financial resources. Recognizing that this would not allow the revenues and margins required to give adequate value to its shareholders, the Company wound-down the water cooler and filter business, in the fourth quarter of 2001, and redirected their efforts to produce a product that addressed the needs of a substantial marketplace in which they could be competitive.

While there are many excellent water purification systems, management believes that the PureSafe is a unique product, which specifically addresses the water needs of those environs, which are highly unlikely to enjoy access to municipal water. The Company has produced a turnkey solution which produces pure water to meet U.S. EPA standards. This is a far different market than that addressed by the industry today which has concentrated on the multi-billion dollar municipal water treatment sector or the equally large residential sector. The municipal solution requires significant investment for infrastructure development (building a plant and laying pipe), and products for residential markets do not meet the needs of the underdeveloped nations of the world.

Management does recognize that its potential competitors have far more resources, and that being first in the marketplace is no assurance of success. It must be assumed that others are working on systems which, if successfully brought to market, could seriously impact the viability of the Company.

Marketing-

The market for the Pure Safe is substantial and is both world-wide and domestic. Major parts of Africa, the Middle East, Southeast Asia, the Indian sub-continent, Latin and South America, the Caribbean, and much of Eastern Europe is in need of adequate supplies of pure water, just as is Florida and other regions in the United States. In part, solving this problem has been a question of appropriate technology. Secondarily, but just as important, in a vast portion of the world is the need to finance this activity for the local populace.

The Company believes it has proven that it possesses the technology. The Company also believes that financing is available for third world economies from a variety of sources. The challenge for the Company, a virtual unknown in the industry and with limited capital, is in getting their message in front of decision makers. To this end, WaterChef has enlisted the aid of some of the world's most outstanding experts in water purification, especially as it relates to the needs of underdeveloped countries.

The Company's Scientific Advisory Board is chaired by Dr. Ronald Hart, former director of The National Center for Toxicological Research and a U.S. Food and Drug "Distinguished Scientist in Residence". The Board also includes Dr. Mohamed
M. Salem, Professor of Occupational and Environmental Medicine, Cairo University; Dr. Richard Wilson, Mallinckrodt Research Professor of
Physics, Harvard University; _ Dr. Mostafa K. Tolba, former Under-Secretary-General of the United Nations and Director of the U.N.'s Environmental Program; and Lord John Gilbert, former Minister of State for Defence for the United Kingdom under three Prime Ministers and Secretary/Treasurer of the Tri-Lateral Commission.

Not only have the members of the Scientific Advisory Board given valuable input to the Company with respect to systems design, technology input, remediation approaches and a plethora of information relative to the unique problems facing many areas of the world, but they also have been active in introducing the Company to commercial opportunities.

During 2000 the Company entered into a master distributor agreement with 4CleanWaters Ltd., a newly formed Hong Kong corporation to market the PureSafe internationally. In addition to lending the Company money, with an option to convert to the Company's common stock, 4CleanWaters had certain threshold sales requirements necessary to retain their exclusivity. In addition to cash incentives, there were provisions that would allow 4CleanWaters to purchase additional shares in WaterChef from commissions earned. While there are a number of sales initiatives that have been instituted world-wide by 4CleanWaters, and the relationship has been cooperative and ongoing, 4CleanWaters has not been able to produce sales for the Company as anticipated during the term of the agreement. Notwithstanding the agreement with 4CleanWaters, the Company can market the PureSafe Water Station itself, with the understanding that sales made directly by WaterChef, with the exception of certain "grand-fathered" accounts, will count towards the minimum sales required in the year for 4CleanWaters to retain their sales exclusivity. The limited sales of the PureSafe thus far have been a result of the Company's own marketing activities.

Until the September 11, 2001 attack on the World Trade Center and Pentagon, the Company had not considered the U.S. market an important part of their marketing strategy. However, with the newly created Homeland Security Agency, focusing on possible terrorist attacks in the U.S. and creating programs to ensure the protection and preservation of water resources as part of their initiative, opportunities have opened up for our products. The Company has been in discussion with political and governmental contacts to explore the sale of the PureSafe as a back-up water system in case of damage to municipal water systems. On the basis of these discussions and other information relative to homeland security, the Company will be pursuing various options for sales to this market.

Patents-

Included in the disposal of assets from discontinued operations, were eight patents that related to the manufacture of its water dispensers. These patents covered the design of a new water dispenser, dispensing carbonated water through a water cooler, and the use of ice as a thermal storage medium. As of December 31, 2001, the Company attributes no value to these patents as they relate to the business sold in November 2001. The water dispensing patents will be assigned to the buyer of the water cooler business, upon the payment of the last scheduled payment under the sale contract.

The Company filed for a patent on its Pure Safe Water Station in October of 1998 and received formal notification that the patent was issued in March, 2002. In addition to its U.S. patent, WaterChef has filed for patent protection in the countries of the European Union, and in Canada, China, India, Korea, Japan and Mexico.

There can be no assurance that any application of the Company's technologies will not infringe patent or proprietary rights of others or that licenses which might be required for the Company's processes or products would be available on favorable terms. Furthermore, there can be no assurance that challenges will not be made against the validity of the Company's patent, or that defenses instituted to protect against patent violation will be successful.

Seasonality-

The Company does not expect sales of the PureSafe to be influenced by seasonality.

Research and Development-

Research and development takes place at the Company's office. Testing, modeling, simulation and prototype manufacturing are outsourced with much of the ongoing development taking place at facilities under the supervision of Davis Water Products.

Insurance-

The Company maintains a $1,000,000 umbrella policy, in addition to a $2,000,000 general and product liability policy, which covers the manufacture and marketing of its products. The Company believes its insurance coverage to be adequate.

Employees-

As of December 31, 2001 the Company employed four executive personnel at its headquarters. All manufacturing and other personnel related to the water cooler line have been terminated. The Company has no collective bargaining agreement with any of its employees.


ITEM 2.  DESCRIPTION OF PROPERTY

In the fourth quarter of 2001, the Company closed its manufacturing facility in Montana, and sold it's water cooler and filer business and has transferred its relationship with its JV in China to the buyer of this discontinued operation. It presently has no manufacturing facilities nor any plans to manufacture for itself. The Company manufactures its PureSafe under a contract with Davis.

The Company leases office space in Glen Head, New York.

ITEM 3.  LEGAL PROCEEDINGS

- The Company is a defendant in an action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of $375,000 of debenture principal together with interest from 1997, and the issuance of penalty shares for non payment of principal and interest. In addition, the plaintiff's claim that they have suffered by the Company's failure to register the shares issued under the debenture, the warrants issued under the debenture and the shares issuable under the warrant agreement.

         The Company has interposed defenses and counterclaims, which the Company and its legal counsel believe, have strong merit. In connection with the debentures, the Company issued 6,667 shares of common stock for every $1,000 of debt at a price of $0.15 per share. The Company claims that it is owed the $375,000 consideration for such shares. In addition, the Company issued warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.15 per share exercisable until April 2002. Furthermore, the Company issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share. The Company claims that it is owed an additional $195,000 in consideration for such shares.

         The Company and the plaintiffs, in this dispute, have reached an agreement in principal to settle their differences. If the agreement is finalized, WaterChef will issue additional Company shares in lieu of the principal and interest owed to settle the dispute. Management does not expect total shares to be issued under the agreement to be less than 3,000,000, with the final number being dependent upon the trading price of WaterChef's shares, when the Company completes their next Registration Statement. Management does not believe that this settlement will have a material adverse effect upon the Company.

- The Company is a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management, and legal counsel, believe that the action is without merit. The Company has made a $5,000 settlement offer to the customer, for the nuisance value of the lawsuit. The customer has rejected such offer. The Company has not made a provision for this lawsuit as of December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters other than the usual vote for directors and auditors were submitted to the shareholders for vote during 2001.

                                     PART II


ITEM 5.  THE MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                       MATTERS

The price range of common stock-

The Company's common stock is traded on the NASDAQ Electronic Bulletin board under the symbol WTER.OB. This market is characterized as being "thin" which means that there is generally a paucity of buyers and sellers as found in the more heavily traded Small Cap and NASDAQ markets. The Bulletin Board stocks generally do not have the trading characteristics of more seasoned Companies as they lack the market-makers that will make orderly markets as well as the buyers and sellers that give depth, liquidity and orderliness to those markets. In addition, the solicitation of orders and/or the recommendation for purchase of Bulletin Board stocks is restricted by in many circumstances by the National Association of Securities Dealers (the "NASD") and by individual brokerage firms as well.

The chart below sets forth the range of high and low bid prices for the Company's common stock based on closing transactions during each specified period as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices without retail mark-up, markdown, quotation or commission and do not necessarily represent actual transactions.

2000                                   High                       Low
                                      --------                   ---------
First Quarter                           .86                        .04
Second Quarter                          .37                        .08
Third Quarter                           .19                        .06
Fourth Quarter                          .17                        .04

2001

First Quarter                           .17                        .06
Second Quarter                          .46                        .13
Third Quarter                           .33                        .11
Fourth Quarter                          .18                        .07


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

Until the fourth quarter of 2001 WaterChef was engaged in the manufacture and marketing of water coolers and water purification and filtration equipment. In the fourth quarter of 2001, the Company negotiated the sale of this business in order to focus its activities on its PureSafe business line. The PureSafe had been designed by the company to meet the needs of communities who either did not have access to municipal water purification systems, or to those whose systems had been compromised, either by environmental factors or by faulty design or maintenance.

RESULTS OF OPERATIONS

During 2001 WaterChef made the strategic decision to exit the water cooler and consumer filter segments of its business in order to concentrate its resources on the development of the market for the PureSafe Water Station. With the sale of these assets consummated in December 2001, the Company's water cooler and consumer filter businesses are reported as discontinued operations for 2001 and 2000, resulting in a loss from discontinued operations of $40,412 and $126,679, respectively. These losses are offset by an extraordinary item, a gain on the early extinguishment of debt from discontinued operations of $213,747 and $2,236,606 for the years ended December 31, 2001, and 2000, respectively. In addition, a gain on the disposal of the discontinued assets in the year ended December 31, 2001 resulted in a gain on disposal of discontinued operations of $38,791.

For the year ended December 31, 2001 Water Chef reported sales of $34,750, to an importer of water system products, compared to no sales reported for the year ended December 31,2000, as it relates to the Company's continuing operation, the marketing and sales of the PureSafe water system. Sales in 2001 do not include the 18 units shipped to Jordan. The sale of 18 PureSafe units to Jordan will be recognized when the Company receives payment. The Company has recorded cost of sales of $270,035 in 2001, for the unit sold to the importer, as well as for the 18 units shipped to Jordan, since return of the items from Jordan is uncertain. Selling, general and administrative expenses were $804,230 for the twelve months ended December 31, 2001 compared to $1,337,961 for the year earlier period, a reduction of $533,731, or 40%.

Research and development expense was $212,500 in the year ended December 31,2001 compared to $33,815 in the year earlier, an increase of $178,685 or 528%, as the company continued development of the PureSafe family of products.

The loss from continuing operations for the twelve months ended December 31, 2001 was $1,469,845 compared to a loss of $1,457,275 for the previous year. The net loss for the year ended December 31, 2001 was $1,257,719, after a gain of $212,126 from the discontinued operations, compared to net income of $652,652, after a $2,109,927 gain from discontinued operations in the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000 the Company had a stockholders' deficit of approximately $2,821,000 and a working capital deficit of approximately $2,439,000. In addition, the Company has incurred losses from continuing operations of $1,469,845 and $1,457,275 for the years ended December 31, 2001 and 2000, respectively. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and / or debt. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2000 the Company reduced their outstanding debt as it related to discontinued operations by $2,650,606, which included obligations to Bear Paw Development Corp. and to the Small Business Administration, by payment of cash of $234,000, the issuance of 2,000,000 shares of common stock with a value of $180,000, and the extinguishment of $2,236,606 of debt recorded as an extraordinary item. Also, during the year ended December 31, 2000, the Company issued an aggregate of 1,614,550 shares of common stock to settle payables and notes payable with accrued interest of $394,798 which related to continuing operations.

In the year ended 2001, management continued it debt restructuring activities and issued 710,000 shares of common stock to settle $58,595 in debt, of which $$48,994 related to discontinued operations. In addition, trade payables related to discontinued operations of $213,747, were settled and accounted for as extraordinary gain form extinguishment of debt.

The Company, during 2001 and 2000, raised $513,000 and $612,392, respectively through the sale of stock and the exercise of warrants.

Management is currently attempting to settle or restructure the remaining debt, as it relates to the discontinued operations, and plans to raise additional capital through future issuances of stock and/or debentures to finance the growth of the Company.

ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended December 31, 2001 and 2000 are included herein and consist of:

         Independent Auditor's Report                                    F-1

         Balance Sheet                                                   F-2

         Statements of Operations                                        F-3

         Statement of Changes in Stockholders' Equity                    F-4

         Statements of Cash Flows                                        F-5

         Notes to Financial Statements                                   F-6-16

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Water Chef, Inc.
Glen Head, New York


We have audited the accompanying balance sheet of Water Chef, Inc., as of December 31, 2001 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Water Chef Inc., as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3(a) to the financial statements, the Company has suffered recurring losses, and has a working capital and a total capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/Feldman Sherb & Co., P.C.
                                                   -----------------------------
                                                   Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants

New York, New York
April 12, 2002

                                 WATER CHEF INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash                                                    $           33,797
     Inventories                                                        159,250
     Prepaid expenses and other current assets                            9,662
                                                               -----------------

        TOTAL CURRENT ASSETS                                            202,709

PATENTS AND TRADEMARKS (net of
     accumulated amortization of $1,198)                                 24,673
                                                               -----------------
                                                             $          227,382
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                        $          253,100
     Accrued expenses and other current liabilities                     229,773
     Notes payable (including accrued interest of $156,308)           1,214,031
     Preferred dividends payable                                        666,106
     Net liabilities of discontinued operations                         279,112
                                                               -----------------
        TOTAL CURRENT LIABILITIES                                     2,642,122
                                                               -----------------

LONG-TERM LIABILITIES:
     Loans payable to shareholder
     (including accrued interest of $33,617)                            406,398
                                                               -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value;
        10,000,000 shares authorized;
        145,500 shares issued and outstanding                               146
     Common stock, $.001 par value;
        90,000,000 shares authorized;
        86,614,286 shares issued and outstanding                         86,614
     Additional paid in capital                                      10,049,884
     Stock subscription receivable                                      (67,500)
     Treasury stock, 4,400 common shares, at cost                        (5,768)
     Accumulated deficit                                            (12,884,514)
                                                               -----------------
        TOTAL STOCKHOLDERS'  DEFICIT                                 (2,821,138)
                                                               -----------------

                                                             $          227,382
                                                               =================

                       See notes to financial statements.

                                 WATER CHEF INC.

                            STATEMENTS OF OPERATIONS


                                                                                            Year Ended December 31,
                                                                                  ----------------------------------------
                                                                                        2001                   2000
                                                                                  ------------------     -----------------
Sales                                                                         $              34,750  $                  -
                                                                                  ------------------     -----------------
Costs and Expenses:
      Cost of sales                                                                         270,035                     -
      Selling, general and administrative                                                   804,230             1,337,961
      Research and development                                                              212,500                33,815
      Interest expense                                                                      217,830                85,499
                                                                                  ------------------     -----------------
                                                                                          1,504,595             1,457,275
                                                                                  ------------------     -----------------
Loss from continuing operations                                                          (1,469,845)           (1,457,275)
                                                                                  ------------------     -----------------
Discontinued operations:
      Loss from discontinued operations                                                     (40,412)             (126,679)
      Extraordinary item - gain on early
         extinguishment of debt                                                             213,747             2,236,606
      Gain on disposal of discontinued operations                                            38,791                     -
                                                                                  ------------------     -----------------
Gain from discontinued operations                                                           212,126             2,109,927
                                                                                  ------------------     -----------------
Net (loss) income                                                                        (1,257,719)              652,652

Preferred stock dividends                                                                  (108,300)             (108,300)
                                                                                  ------------------     -----------------
Net (loss) income applicable to
      common stock                                                            $          (1,366,019) $            544,352
                                                                                  ==================     =================

Basic and Diluted (Loss) Income Per Common Share:
      Continuing operations                                                   $               (0.02) $              (0.03)
      Discontinued operations                                                                     -                  0.04
                                                                                  ------------------     -----------------
                                                                              $               (0.02) $               0.01
                                                                                  ==================     =================
Weighted Average Common Shares Outstanding -
      Basic and Diluted                                                                  80,657,519            55,044,957
                                                                                  ==================     =================


                       See notes to financial statements.

                                WATER CHEF, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                         Preferred Stock             Common Stock               Additional
                                        --------------------------  -------------------------    Paid-in
                                           Shares        Amount        Shares        Amount      Capital
                                        -------------  -----------  -------------  ----------  ------------

BALANCE - DECEMBER 31, 1999                8,082,166  $     8,082     35,254,181  $   35,254  $  7,266,138

    Shares issued for:
       Cash                                        -            -     10,543,330      10,543       452,457
       Services                                    -            -      2,564,836       2,565       583,935
       Non dilution agreement                      -            -      8,931,390       8,932       142,902
       Conversion of debt                          -            -      3,614,550       3,615       571,183
       Exercise of Class "B" Warrants              -            -        333,334         333        49,667
       Exchange of Preferred shares
          for Common shares               (7,936,666)      (7,936)     7,936,666       7,936             -
    Preferred stock dividend
    Net Income                                     -         -                 -           -             -
                                        -------------  -----------  -------------  ----------  ------------
BALANCE - DECEMBER 31, 2000                  145,500          146     69,178,287      69,178     9,066,282

    Shares issued for:
       Cash                                        -            -     13,413,749      13,414       598,979
       Services                                    -            -      1,680,000       1,680       174,570
       Debt                                        -            -        600,000         600        85,700
       Conversion of debt                          -            -        710,000         710        57,885
       Receivable                                  -            -      1,032,250       1,032        66,468
    Preferred stock dividend
    Net loss                                       -            -              -           -             -
                                        -------------  -----------  -------------  ----------  ------------
BALANCE - DECEMBER 31, 2001                  145,500  $       146     86,614,286  $   86,614  $ 10,049,884
                                        =============  ===========  =============  ==========  ============

                                WATER CHEF, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Continued)

                                                Stock                                      Total
                                             Subscription   Treasury    Accumulated     Stockholders'
                                              Receivable      Stock        Deficit         Deficit
                                            -------------  ----------  --------------  --------------
BALANCE - DECEMBER 31, 1999                 $           -  $   (5,768) $  (12,062,847) $   (4,759,141)
    Shares issued for:
       Cash                                             -           -               -         463,000
       Services                                         -           -               -         586,500
       Non dilution agreement                                                                 151,834
       Conversion of debt                                                                     574,798
       Exercise of Class "B" Warrants                                                          50,000
       Exchange of Preferred shares
          for Common shares                             -                                           -
    Preferred stock dividend                                                 (108,300)       (108,300)
    Net Income                                                                652,652         652,652
                                            -------------  ----------  --------------  --------------
BALANCE - DECEMBER 31, 2000                             -      (5,768)    (11,518,495)     (2,388,657)
    Shares issued for:
       Cash                                                                                   612,393
       Services                                                                               176,250
       Debt                                                                                    86,300
       Conversion of debt                                                                      58,595
       Receivable                                 (67,500)                                          -
    Preferred stock dividend                                                 (108,300)       (108,300)
    Net loss                                                               (1,257,719)     (1,257,719)
                                            -------------  ----------  --------------  --------------
BALANCE - DECEMBER 31, 2001                 $     (67,500) $   (5,768) $  (12,884,514) $   (2,821,138)
                                            =============  ==========  ==============  ==============

                       See notes to financial statements.

                                 WATERCHEF INC.

                            STATEMENTS OF CASH FLOWS


                                                                                              Years Ended December 31,
                                                                                            ------------------------------
                                                                                                 2001             2000
                                                                                            --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                                          (1,257,719)        652,652
       Adjustments to reconcile net (loss) income to
         net cash used in operating activities
            Loss from discontinued operations                                                      40,412         126,679
            Extraordinary item - gain on early  extingiuishment
              of debt  from discontinued operations                                              (213,747)     (2,236,606)
            Gain on disposal of discontinued operations                                           (38,791)              -
            Depreciation and amortization                                                           1,264           9,319
            Non-cash compensation                                                                 176,250         738,334
            Amortization of debt discount                                                          74,000               -
            Common stock issued for non-payment
              of note and interest payable                                                         12,300               -
       Change in assets and liabilities
         Cash held in escrow                                                                            -         161,988
         Inventories                                                                             (159,250)              -
         Other current assets                                                                         283          (9,945)
         Accounts payable and accrued expenses                                                    256,815         185,012
                                                                                            --------------   -------------
       Net cash used in continuing operations                                                  (1,108,183)       (372,567)
       Net cash used in discontinued operations                                                   (28,461)       (136,354)
                                                                                            --------------   -------------
NET CASH USED IN OPERATING ACTIVITIES                                                          (1,136,644)       (508,921)
                                                                                            --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                               (551)           (405)
    Purchase of patents                                                                           (24,500)              -
                                                                                            --------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (25,051)           (405)
                                                                                            --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                                   450,000         150,000
    Repayment of note payable                                                                     (25,000)              -
    Proceeds from sale of common stock and exercise of warrants                                   612,392         513,000
                                                                                            --------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       1,037,392         663,000
                                                                                            --------------   -------------

NET (DECREASE) INCREASE IN CASH                                                                  (124,303)        153,674

CASH AT BEGINNING OF YEAR                                                                         158,100           4,426

                                                                                            --------------   -------------
CASH AT END OF YEAR                                                                       $        33,797         158,100
                                                                                            ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                                                          $              - $             -
                                                                                            ==============   =============
       Income taxes                                                                      $              - $             -
                                                                                            ==============   =============
    Non-cash financing and investing activities:
       Common stock issued for debt                                                      $         48,994 $             -
                                                                                            ==============   =============
       Common stock issued for debt - discontinued operations                            $          9,600 $       574,798
                                                                                            ==============   =============
       Common stock issued with debt                                                     $         74,000 $             -
                                                                                            ==============   =============
       Accounts payable converted to note payable                                        $         20,000 $             -
                                                                                            ==============   =============

                       See notes to financial statements.

                                WATER CHEF, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 and 2000


1.        THE COMPANY

          Water Chef, Inc. (the "Company"),  is a Delaware Corporation currently
          engaged  in  the  design  and  marketing  of  water   dispensers   and
          purification equipment both in and outside the United States.

2.        DISCONTINUED OPERATIONS

          In November 2001, the Company's sold their water cooler and filter operations for $100,000, of which $50,000 has been received as of December 31, 2001. Accordingly, this segment of the Company's business is reported as discontinued operations for the year ended December 31, 2001. The year ended December 31, 2000 has been restated to reflect such operations as discontinued.

         The following assets were disposed of:

                  Inventory                                              20,000
                  Fixed assets (net of accumulated
                           depreciation of $281,612)                     10,834
                  Patents and trademarks (net of
                           accumulated amortization of $46,251)          30,377
                                                                 ---------------
                                                                 $       61,211
                                                                 ===============

         Net liabilities from discontinued operations at December 31, 2001 include the following:

                  Trade payables                                 $      154,095
                  Accrued compensation                                  175,017
                  Balance due on sale of discontinued  operation        (50,000)
                                                                 ---------------
                                                                 $      279,112
                                                                 ===============

         Gain from discontinued operations consists of the following:

                                                                                   Year ended December 31,
                                                                              -------------------------------------
                                                                                   2001                 2000
                                                                              ---------------     -----------------

         Net sales                                                         $         152,040  $            257,197
                                                                              ---------------     -----------------
         Cost of sales                                                              (84,029)             (169,163)
         Selling, general and administrative expenses                              (108,423)             (105,624)
         Write-down of investment in joint venture                                         -              (52,184)
         Inventory write-down                                                              -              (56,904)
         Extraordinary item - gain on early
                  extinguishment of debt                                             213,747             2,236,605
         Gain on disposal of discontinued operations                                  38,791                     -
                                                                              ---------------     -----------------
                                                                                      60,086             1,852,730
                                                                              ---------------     -----------------
         Gain from discontinued operations                                 $         212,126  $          2,109,927
                                                                              ===============     =================

         Included in the disposed of assets of the discontinued operations, is the Company's fifty-five percent interest in a joint venture formed in February 1994, with the a Chinese manufacturer of water coolers and consumer filters. The Company also has a distribution agreement with this manufacturer, whereby the Company was the exclusive sales agent for products manufactured by the joint venture. The exclusive territory covered all parts of the world, except the People's Republic of China, Taiwan and Hong Kong. The Company was unable to exercise economic control over the joint venture's operations, and accordingly, the investment which was accounted for under the equity method of accounting, was fully written down in the year ended December 31, 2000.

         During the year ended December 31, 2000, the Company reduced their outstanding debt as it related to its discontinued operations by $2,650,606, which included obligations to Bear Paw Development Corp. and to the Small Business Administration, by payment of cash of $234,000, the issuance of 2,000,000 shares of common stock with a value of $180,000, and the extinguishment of $2,236,606 of debt recorded as an extraordinary item.



3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from continuing operations of $1,469,845 and $1,457,275 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company has a working capital and total capital deficiencies of $2,439,414 and $2,821,138 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and / or debt. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     b. Inventories - Inventories are stated at the lower of cost (average) or net realizable value.

     c. Patents and Trademarks - Patents and trademarks are amortized ratably over 9 to 14 years.


     d. Research and Development - Research and development expenditures are charged to operations as incurred.

     e. Stock-Based Compensation - The Company accounts for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to
          Employees". In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company adopted the pro forma disclosure requirements of SFAS 123.

     f. Revenue Recognition - Revenues are recognized when products are shipped and collectibility is reasonably assured. Allowances for estimated bad debts, sales allowance and discounts are provided when the sales are recorded.

     g. Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Valuation allowances are established when necessary to reduce deferred assets to the amounts expected to be realized.

     h. Income (Loss) Per Share - Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options and warrants. Diluted per share amounts are computed excluding common stock equivalents since their inclusion would be anti-dilutive.

     i. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


     j. Fair Value of Financial Instruments - The carrying amounts of the financial instruments reported in the balance sheet approximate their fair market value due to the short-term maturity of these instruments.

     k. Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At December 31, 2001, the Company does not believe that any impairment has occurred.

     l.   New-Accounting Standards

             (i) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on December 29 2001. As of December 28, 2001, the Company had no unamortized goodwill.

          (ii) In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

3.       INVENTORIES

         At December 31, 2001, inventories consisted of 18 units of the Company's water purification units.

4.       NOTES PAYABLE

         Notes payable at December 31, 2001 consist of the following:

                  (a)       $         401,250
                  (b)                 130,248
                  (c)                 462,533
                  (d)                 220,000
                                --------------
                            $       1,214,031
                                ==============

         (a) Bridge loans - These loans, which originated in May 1997, are unsecured and bear interest payable at 12% per annum. The Company is currently in litigation with these note holders (see Note 18). Amounts due on this note, inclusive of $26,250 in interest are $401,250, at December 31, 2001.

         (b) Loans payable - other: These are unsecured notes bearing interest ranging from 10% to 12% per annum, with no specific due date for repayment. Amounts due on this note, inclusive of $47,525 in interest are $130,248, at December 31, 2001.

         (c) In April 2001, the Company issued a $400,000 promissory note at an interest rate of 2% per month. In consideration for the issuance of this note, 500,000 shares of the Company's common stock were issued to the note holder and a $74,000 debt discount was recorded. As of December 31, 2001, the entire debt discount has been amortized. The principal balance and accrued interest were payable on September 1, 2001. The Company did not make such payment and was required to issue additional 100,000 shares of its common stock to the note holder. The Company recorded additional interest expense of $12,300 related to the issuance of the shares. Amounts due on this note, inclusive of $62,533 in interest are $462,533, at December 31, 2001. As of April 12, 2002, the note holder has not demanded payment, although there is no assurance that the note holder will continue to defer demand for repayment.

         (d) In November 2000, the Company entered into a Convertible Promissory Note agreement, whereby the Company may be advanced a maximum of $300,000. The Company was advanced the following:
               $100,000 in November  2000,  $50,000 in December 2000 and $50,000
               in January 2002. No further advances were made to the Company. The advances bear interest at 10% per annum and were to have been repaid as of January 15, 2002. Further, if any payments due after the original due date remain unpaid, a late charge of 4% of the amount due is assessed. The advances, accrued interest and late charges can be converted into the Company's common stock. A maximum of 6,000,000 shares may be issued upon conversion. As of December 31, 2001, the Company owed $220,000 on these advances, inclusive of $20,000 in interest. The Company and the note holder, by mutual consent, have agreed to extend the due date of the note to May 1, 2002. All other terms and provisions of the note are unchanged.

5.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         At December 31, 2001, accrued expenses and other current liabilities were as follows:

                   Payroll                    $           132,727
                   Consulting                              36,333
                   Other                                   60,714
                                                -----------------
                                              $           229,774
                                                =================

6.       LOAN PAYABLE - SHAREHOLDER

         At December 31, 2001, the Company is obligated to its Chief Executive Officer for loans and advances made to the Company totaling $372,781, plus accrued interest of $33,617. Such executive has agreed to not request repayment prior to January 1, 2003.

7.       PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of preferred stock, issuable in series with rights, preferences, privileges and restrictions as determined by the board of directors.

         At December 31, 2001, outstanding preferred shares were as follows:

                                                                     Current
                                                                     Dividend
                           Shares                Amount              Accrued
                      -----------------     ---------------     ---------------
          Series A            52,500     $             53       $       52,500
          Series D            93,000                   93               55,800
                      -----------------     ---------------     ---------------
                             145,500     $            146       $      108,300
                      =================     ===============     ===============

         Series A:

         The Series A preferred stock provides for a 10% cumulative dividend, based on the $10 per share purchase price, payable annually in the Company's common stock or cash, at the Company's option. The Series A preferred stock is not convertible, and is callable by the Company at a price of $11 per share.

         Series D:

         The Series D preferred stock provides for a 12% cumulative dividend, based on the $5 per share purchase price, payable semi-annually in the Company's common stock or cash, at the Company's option. The Series D preferred stock is not convertible, and is redeemable at the Company's option.

         At December 31, 2001, dividends in arrears on the Series A and Series D preferred shares were $360,106 and $306,000, respectively.

         Series E:

         The Series E preferred stock is convertible into common stock on a one for one basis, at the option of the Company, and provides voting rights to its holders. No interest or dividends are payable to Series E holders. In May 1998, the Company issued 7,936,666 Series E preferred shares to an officer in exchange for a like number of common shares. In March 2000, the Company issued 7,936,666 common shares for all of the issued Series E preferred stock.

8.       COMMON STOCK

         During the years ended December 31, 2001 and 2000, the following common stock transactions occurred:

         a.       Cash -
                  ----

                  In the year ended December 31, 2000, the Company sold an aggregate of 10,543,330 shares of its common stock at prices ranging from $.03 to $.15 depending on the market price on the dates of issue. Net proceeds from such sales were $463,000. In addition, warrants to purchase 333,334 shares of common stock at $.15 per share were exercised for net proceeds of $50,000.

                  In the year ended December 31, 2001, the Company sold an aggregate of 13,413,749 shares of its common stock at prices ranging from $.04 to $.08 depending on the market price on the dates of issue. Net proceeds from such sales were $612,392. Included in these shares are 370,000 shares issued in lieu of commissions.

         b.       Services -
                  -----------------

                  In the year ended December 31, 2000, the Company issued an aggregate of 2,564,836 shares of its common stock for consulting services provided to the Company, valued at $586,500. Such shares were issued throughout the year at prices ranging from $.03 to $.08 depending on market prices on the dates of issue.

                  In the year ended December 31, 2001, the Company issued an aggregate of 1,680,000 shares of its common stock for consulting services provided to the Company, valued at $176,250. Such shares were issued throughout the year at prices ranging from $.06 to $.16 depending on market prices on the dates of issue.

         c.       Debt -
                  ----

                  In April 2001, the Company, in connection the issuance of a $400,000 promissory note payable, was required to issue 500,000 shares of its common stock to the note holder. The Company has recorded a debt discount of $74,000 for such shares. In September 2001, the Company was to have repaid this note payable, which did not occur.

                  As a penalty for such non-payment, the Company was required to issue 100,000 additional shares of common stock. The Company has recorded a $12,000 charge for these shares.

         d.       Conversion of Debt -
                  ------------------

                  The Company, during the year ended December 31, 2000, issued an aggregate of 1,614,550 shares of common stock to settle payables and notes payable with accrued interest of $394,798 for continuing operations, and 2,000,000 shares of common stock were issued to settle notes with accrued interest from discontinued operations.

                  The Company, during the year ended December 31, 2001, issued an aggregate of 710,000 shares of common stock to settle notes payable with accrued interest of $48,994 for continuing operations, and 60,000 shares of common stock were issued to settle payable of $9,600 for their discontinued operations.

         e.       Subscription Receivable -
                  -----------------------

                  During December 2001, the Company sold 1,032,250 shares of common stock for $67,500. This has been recorded as a stock subscription receivable as of December 31, 2001.

         f.       Non Dilution Agreement -
                  ----------------------

                  The Company, during June 2000, issued 8,931,390 shares of common stock valued at $.017 per share, or $151,834 in conjunction with a non-dilution agreement.


9.       STOCK OPTION AND WARRANT GRANT PLAN

         In 1994, the Company instituted a stock option plan, which is available to selected directors, officers, employees and consultants of the Company (the "Participants"). The term of each option is ten years from the date of grant or a shorter term as determined by the Stock Option Committee (the "Committee"). The exercise price is determined by the Committee and cannot be less than 110% of the fair market value of the shares on the date of the grant. The Committee as of the date of grant determines the terms, conditions and restrictions of the options.

         Prior to 1997, the Company granted options to purchase up to 50,000 shares of common stock at $0.10 per share to one employee. Such options remain unexercised at December 31, 2001 and expire in the year 2002.

         In 1997, the Company, in connection with private placements, issued warrants to purchase 3,083,338 shares of common stock at $.15 per share. Of such warrants, 750,000 expired in June 1999, and 333,334 were exercised June 2000. The remaining 2,000,004 warrants expire in May 2002.

         The following tables illustrates the Company's stock option and warrant issuances and balances outstanding for the years ended December 31, 2001 and 2000.

                                                                OPTIONS                            WARRANTS
                                                      ------------------------------    ------------------------------
                                                                         Weighted                          Weighted
                                                         Shares           Average          Shares           Average
                                                       Underlying        Exercise        Underlying        Exercise
                                                        Options            Price          Warrants           Price
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 31, 1999                   50,000   $          .10       2,333,338   $          .15
                  Exercised                                                                (333,334)             .15
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 31, 2000 and               50,000   $          .10        2,000,004             .15
         December 31, 2001                                                                             $
                                                      =============     ============    =============     ============

10.      MAJOR CUSTOMERS

         Sales to one customer in 2001 accounted for all sales from continuing operations.

11.      LEASES

         The Company's lease for its administrative facilities located in Glen Head, New York expired in September 2001. The Company has been leasing such facilities since the expiration on a month to month basis.

         In November 1999, the Company entered into a new factory lease used in the Company's discontinued operations that was to operate through November 2002. The Company, in February 2002, was released from its remaining obligation. All lease payments, required subsequent to December 31, 2001, have been accrued in net liabilities of discontinued operations.

         Rent expense, from continuing operations, for the years ended December 31, 2001 and 2000 was $22,320 and $21,156, respectively.

12.      INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

         The income tax benefit differs from the amount computed by applying the statutory federal income tax rate to the loss before the income taxes income as follows:

                                                                                  Year ended December 31,
                                                                              ---------------    --------------
                                                                                   2001              2000
                                                                              ---------------    --------------
               Benefit (provision) computed at
                      the Federal statutory rate                           $      428,000      $      (222,000)
               Benefit of net operating losses                                          -              222,000
               Deductions for which no benefit is recognized                     (428,000)                   -
                                                                              ---------------    --------------
                                                                           $            -      $             -
                                                                              ===============    ==============

         The Company has a net operating loss carryforward for tax purposes totaling approximately $11,920,000 at December 31, 2001 expiring between the years 2009 through 2021. The resulting deferred tax asset of approximately $4,053,000 has been offset by a corresponding valuation allowance.

13.      COMMITMENTS AND CONTINGENCIES

         - The Company is a defendant in an action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of $375,000 of debenture principal together with interest from 1997, and the issuance of penalty shares for non payment of principal and interest. In addition, the plaintiff's claim that they have suffered by the Company's failure to register the shares issued under the debenture, the warrants issued under the debenture and the shares issuable under the warrant agreement.

                  The Company has interposed defenses and counterclaims, which the Company and its legal counsel believe, have strong merit. In connection with the debentures, the Company issued 6,667 shares of common stock for every $1,000 of debt at a price of $0.15 per share. The Company claims that it is owed the $375,000 consideration for such shares. In addition, the Company issued warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.15 per share exercisable until April 2002. Furthermore, the Company issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share.

                  The Company and the plaintiffs, in this dispute, have reached an agreement in principal to settle their differences. If the agreement is finalized, the Company will issue additional shares of common stock in lieu of the principal and interest owed to settle the dispute. Management does not expect total shares to be issued under the agreement to be less than 3,000,000, nor does it believe that this settlement will have a material adverse effect upon the Company.

         - The Company is a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management, and legal counsel, believe that the action is without merit. The Company has made a $5,000 settlement offer to the customer, for the nuisance value of the lawsuit. The customer has rejected such offer, and has proposed a $75,000 settlement. The Company has not made a provision for this lawsuit as of December 31, 2001.

         - In May 2001, the Company entered a distribution agreement with a company (the "Sub distributor") based in the State of Jordan. The Sub distributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station", in the calendar year commencing January 1, 2001. A minimum purchase of 50 units are required to be purchased in each of the subsequent years commencing January 1, 2002 and 2003, respectively. During the year ended December 31, 2001, 18 units have been shipped under this agreement. The sale will be recognized when the Company receives payments. The Company has recorded the costs of the inventory shipped in costs of sales, since return of the items is uncertain.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

ITEM 9.

          DIRECTORS,   EXCEUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

At year-end 2001 the Company's Directors, Executive Officers and Scientific Advisory Board Members are:

Name                             Age                Position

David A. Conway                  60                  Director Chairman President
                                                     And Chief Executive Officer

Rudolf W. Schindler              49                  Executive Vice President
                                                     and Chief Operating Officer

Martin Clare (1)                 68                  Director

Richard P. Farkas (2)            78                  Director

Marshall S. Sterman  (3)         70                  Director

Dr. Ronald W. Hart (4)           59                  Chairman, Scientific
                                                     Advisory Board

Dr. Mohamed M. Salem (4)         50                  Scientific Advisory Board

Dr. Richard Wilson (4)           76                  Scientific Advisory Board

Dr. Mostafa K. Tolba             79                  Scientific Advisory Board

Lord John Gilbert                75                  Scientific Advisory Board

(1)  Member- Audit committee
(2)  Deceased, March 2002; Member- Audit committee
(3)  Member- Compensation committee
(4) Members of the Scientific Advisory Board have received an initial grant of 50,000 shares of common stock. In addition the Chairman receives $3,000 per month and each of the other members $1,500 per month for their services.

David A. Conway

Mr. Conway was elected to the board in 1997 and became President and Chief Executive Officer in 1998. He had been the President and COO of a public relations and marketing company, Director and officer of two New York exchange companies (KDI and Keene), and was an executive with CBS and Goldman Sachs. Mr. Conway, was an officer in the US Army, and has a BA and MBA from Fordham University.

Martin Clare

Mr. Clare was elected to the Board in 2000. He is the Principal of M. Clare and Company, a financial advisory company, and a former principal of Civilization Communications, a financial and marketing consulting group. He previously founded two NASD brokerage firms- Harris, Clare & Co. and Dougherty Clifford & Wadsworth. Mr. Clare served in the U.S. Army and received his BA from Ithaca College.

Richard P. Farkas

Mr. Farkas was deceased in March of 2002. He was elected to the Board in 1997 and had been an active participant in both the financial and manufacturing aspects of the company. His wise guidance and experience will be sorely missed.

Mr. Farkas was the Chairman of IMC Corporation Inc., an international business consultancy providing broad-based business services to multi-national corporations. Previously he had held a number of executive positions with multi-national corporations such as Illinois and ACF Industries, American Standard and Westvaco. Mr. Farkas was a graduate of Princeton and Yale Universities and attended New Jersey Law School. He served as an officer in the US Navy.


Sir. John Gilbert

Lord Gilbert served as Minister of State for Transportation, Minister of State for Finance, and as Minister of state for Defence in the United Kingdom under three Prime Ministers. Lord Gilbert is Secretary/Treasurer of the Tri-Lateral Commission and a member of the House of Lords. He was educated at Merchant Taylors' School and St. John's College, Oxford, and holds a Ph.D. in International Economics and Statistics from New York University.

Ronald W. Hart (Ph.D.)

Dr.  Hart  is  Chairman  of  the  Board  of  Scientific   Advisors.   He  is  an
internationally  recognized  scientist  and  scholar  who  was  Director  of the
National Center for Toxicological Research and was named "Distinguished Scientist in Residence" by the US Food and Drug Administration in 1992. Recognized for his pioneering work on aging and his studies on nutrition and health, Dr. Hart is a visiting professor at Cairo University, Seoul National University and Guangzhou University. He received his doctorate in physiology and biophysics from the University of Illinois.

Mohamed M. Salem (MD/Ph.D.)

Dr. Salem joined the Scientific Advisory Board in early 2001. He is currently Professor of Occupational and Environmental Medicine at Cairo University. An internationally recognized expert on the health effects of environmental and water contaminants, including pesticides, lead and other metals, Dr. Salem has established infectious disease control programs at medical centers throughout the Middle East. Dr. Salem is also a principal of Salem Industries, a leading supplier of chemicals and oil field equipment in the Middle East. Dr. Salem holds a M.D and Ph.D. from Cairo University.

Rudolf W. Schindler

Executive Vice President and Chief Operating Officer of the Company since 2000, Mr. Schindler formerly was an executive of Stocko Connectors and Schenck. He holds an MS in Mechanical Engineering from the Technical University, Darmstadt, Germany, and an MBA from Adelphi University.

Marshall S. Sterman

Elected to the Board in 2000, Mr. Sterman is President of the Mayflower Group, a Massachusetts based merchant bank holding company. Mr. Sterman has over 35 years of merchant banking and corporate finance experience as principal investor and consultant, including Managing Partner of Cheverie & Company and founding principal of Sterman & Gowell Securities and M.S.Sterman & Associates. Mr. Sterman served as an officer in the US Navy and received his BA from Brandeis University and his MBA from Harvard University.

Mostafa K. Tolba (Ph.D.)

Dr. Tolba served as Under-Secretary-General of the United Nations, and Executive Director of the United Nations Environmental Program from 1976 to 1992. Dr. Tolba is currently President of the International Center for Environment and Development headquartered in Geneva, Switzerland, and Emeritus Professor of Science at the Kasr El-Aini School of Medicine at Cairo University. He received his Ph.D. in Microbiology from Imperial College, London, England.

Richard Wilson (Ph.D.)

Dr. Wilson joined the Scientific Advisory Board in 2001. He is currently the Professor, Energy Research Group, University of California, and is also the Mallinckrodt Research Professor of Physics at Harvard University. Dr. Wilson is one of the foremost scientific authorities in the fields of water quality remediation and purification, is on the Advisory Board of the Atlantic Legal Foundation, and is one of the principal scientists working on the water problems in Chernobyl and Bangladesh where arsenic has contaminated the water supply. Dr. Wilson holds his Ph.D. from Oxford University.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                                                                    Total
Name                 Year      Salary      Bonus       Non-Cash     Compensation
Principal Position
Compensation

David A. Conway      2001      $165,000(1)    0            0        $165,000
President/CEO

(1) During 2001 the company was unable to make all payments due its officers and is accruing these expenses.

DIRECTORS' AND SCIENTIFIC ADVISORY BOARD COMPENSATION

Directors of the Company do not receive cash compensation for serving as members; they are reimbursed for their out of pocket expenses related to meetings and any other Company related activity for which they are called upon. In the past they have received common stock for service to the Company. It is the intention of the company to adopt an option plan for Officers, Directors and Scientific Advisory Board members during 2002.

As of January 1, 2002 Mr. Sterman has provided consulting services to the Company at the rate of $6,000 per month. The company may pay for these services in cash or in common stock and may terminate these services at its option.

Company Director's have been paid success fees for helping the Company in various equity and debt financings over the years. These payments have been both in cash and common stock, such payments being made based on industry-wide, third party standards.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

The Company's Amended and Restated Certificate of Incorporation and Bylaws eliminate, in certain circumstances, the liability of Directors for breach of their fiduciary duty. This provision does not eliminate the liability of a Director (i) for breach of the Director's duty of loyalty to the Company or its stockholders (ii) for acts of omissions by the Director not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for willful or negligent declaration of an unlawful dividend, stock purchase or redemption; (iv) for transactions from which the Director derived an improper personal benefit; or (v) for any act or omission occurring prior to the effective date of the Amended and Restated Certificate of Incorporation.

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

The Company believes that it is the position of the Securities and Exchange Commission that insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under the Securities Act, those provisions, if against public policy as expressed in the Securities Act, will be unenforceable.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information as of December 31, 2001, concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the issued and outstanding common stock of the Company. This includes all Directors, Executive Officers and Scientific Advisory Board members, both individually and as a group. For purposes of the Memorandum, beneficial ownership is defined in accordance with the Rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest.

Name and Address of         Number of Shares of                   Percentage of
Beneficial Owner of Shares  Voting Stock Beneficially Owned (1)   Total Voting
-------------------------   -----------------------------------   --------------

David A. Conway (2) (3)                 19,201,390                    22.2%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Martin Clare                               499,999                    ---
Civilization Communications Inc.
W. Hawthorne
Valley Stream, NY

Richard P. Farkas (4)                      250,000                    ---
IMC
33 Baruch Dr.
Long Branch, NJ  07740

Rudolf W. Schindler                      2,300,000                     2.7%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Marshall S. Sterman                        250,000                     ---
The Mayflower Group
68 Phillips Beach Road
Swampscott, MA 01907

All executive officers and
Directors as a Group (5)                22,501,289                   26.0%
===================================================
(Five-5-Persons)

1. Total Voting Shares are comprised of all common shares issued and outstanding.

2. Includes 5,044,794 shares held by affiliates and 6,310,464 shares held in an IRA Trust.

3. The shares held by Mr. Conway and his affiliates have anti-dilution provisions to insure 32.6% ownership of the voting shares. In
       February, 2002 Mr. Conway voluntarily surrendered his anti-dilution rights.

4.     Deceased, March 2002.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           None.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WATER CHEF, INC.


April 16, 2002                            /s/David A. Conway
----------------                             -----------------------------------
Date:                                        David A. Conway
                                             President, Chief Executive Officer
                                             (Principal Operating Officer)