Form 10QSB
period 2002-03-31
WATER CHEF INC
filed 2002-05-21
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

   (X) QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AS OF
CLASS                                       May 20, 2002
-----                                       ------------
Common
Par value $0.001 per share                  109,020,377

                                 WATERCHEF, INC.
                                   Form 10QSB
                      For the Quarter Ended March 31, 2002
                                Table of Contents


                          Part I - FINACIAL INFORMATION

                                                                          Page

Item 1   Financial Statements (Unaudited)

         Balance sheet as of March 31, 2002                               2

         Statement of Operations for the three month periods
         ended March 31, 2002 and 2001                                    3

         Statements of Cash Flow for the three month periods
         ended March 31 2002 and 2001                                     4

         Notes to Financial Statements                                    5 - 7

Item II  Management's Discussion and Analysis or Plan
         of Operation.                                                    8 - 9


                           Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                                10
Item 2   Changes in Securities and Use of Proceeds                        11
Item 3   Default upon senior securities                                   11
Item 4   Submission of Matters to a Vote of Security Holders              11
Item 5   Other Information                                                11
Item 6   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                12

                                 WATER CHEF INC.

                                  BALANCE SHEET

                                 MARCH 31, 2002

                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
      Cash                                                  $             5,913
      Inventories                                                       145,960
      Prepaid expenses and other current assets                           9,662
                                                                ----------------
          TOTAL CURRENT ASSETS                                          161,535

PATENTS AND TRADEMARKS (net of
      accumulated amortization of $1,845)                                24,210
                                                                ----------------
                                                            $           185,745
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                      $           203,186
      Accrued expenses and other current liabilities                    392,164
      Notes payable (including accrued interest of $187,709)          1,245,432
      Preferred dividends payable                                       693,181
      Net liabilities of discontinued operations                        304,112
                                                                ----------------

          TOTAL CURRENT LIABILITIES                                   2,838,075
                                                                ----------------
LONG-TERM LIABILITIES:
      Loans payable to shareholder (including
          accrued interest of $39,584)                                  412,365
                                                                ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Preferred stock, $.001 par value;
          10,000,000 shares authorized;
          145,500 shares issued and outstanding                             146
      Common stock, $.001 par value;
          190,000,000 shares authorized;
          86,614,286 shares issued and outstanding                       86,614
      Additional paid in capital                                     10,049,884
      Stock subscription receivable                                     (45,500)
      Treasury stock, 4,400 common shares, at cost                       (5,768)
      Accumulated deficit                                           (13,150,071)
                                                                ----------------
          TOTAL STOCKHOLDERS'  DEFICIT                               (3,064,695)
                                                                ----------------
                                                            $           185,745
                                                                ================




                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                            ----------------------------------------
                                                                                  2002                 2001
                                                                            -------------------  -------------------
Sales                                                                   $              40,000 $                  -
                                                                           -------------------  -------------------
Costs and Expenses:
       Cost of sales                                                                   17,280                    -
       Selling, general and administrative                                            223,834              169,966
       Research and development                                                             -               53,125
       Interest expense                                                                37,368                9,459
                                                                           -------------------  -------------------
                                                                                      278,482              232,550
                                                                           -------------------  -------------------
Loss from continuing operations                                                      (238,482)            (232,550)
                                                                           -------------------  -------------------
Loss from discontinued operations                                                           -              (35,570)
                                                                           -------------------  -------------------
Net loss                                                                             (238,482)            (268,120)

Preferred stock dividends                                                             (27,075)             (27,075)
                                                                           -------------------  -------------------
Net loss applicable to
       common stock                                                     $            (265,557)$           (295,195)
                                                                           ===================  ===================

Basic and Diluted Loss Per Common Share:
       Continuing operations                                            $               (0.00)$              (0.00)
       Discontinued operations                                                          (0.00)               (0.00)
                                                                           -------------------  -------------------
                                                                        $               (0.00)$              (0.00)
                                                                           ===================  ===================
Weighted Average Common Shares Outstanding -
       Basic and Diluted                                                           86,614,286           72,398,867
                                                                           ===================  ===================

  *     -   reclassified to conform with current period presentation


                       See notes to financial statements.

                                 WATER CHEF INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                             --------------------------------------
                                                                                     2002                 2001
                                                                             -----------------    -----------------
                                                                                                           *
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $         (238,482) $          (268,120)
        Adjustments to reconcile net loss to
           net cash used in operating activities
               Loss from discontinued operations                                            -               35,570
               Extraordinary item - gain on early  extingiuishment
               Depreciation and amortization                                              463                   61
               Non-cash compensation                                                        -               11,100
               Write-off of note-payable                                                    -              (11,019)
        Change in assets and liabilities
           Inventories                                                                 13,290                    -
           Other current assets                                                             -               (6,219)
           Accounts payable and accrued expenses                                      149,845              (11,336)
                                                                             -----------------    -----------------
        Net cash used in continuing operations                                        (74,884)            (249,963)
        Net cash from (used in) discontinued operations                                25,000              (58,432)
                                                                               -----------------    -----------------
NET CASH USED IN OPERATING ACTIVITIES                                                 (49,884)            (308,395)
                                                                             -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                            -               50,000
     Proceeds from sale of common stock and exercise of warrants                       22,000              491,470
                                                                             -----------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              22,000              541,470
                                                                             -----------------    -----------------
NET (DECREASE) INCREASE IN CASH                                                       (27,884)             233,075

CASH AT BEGINNING OF YEAR                                                              33,797              158,100

                                                                             -----------------    -----------------
CASH AT END OF PERIOD                                                         $         5,913 $            391,175
                                                                             =================    =================


 *   -  reclassified to conform with current period presentation






                       See notes to financial statements.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2002
                                   (Unaudited)

1.        BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's December 31, 2001 Form 10-KSB, financial statements and accompanying notes thereto.

         In November 2001, the Company's sold their water cooler and filter operations for. Accordingly, this segment of the Company's business is reported as discontinued operations for the three months ended March 31, 2002 and 2001. The three months ended March 31, 2001 has been restated to reflect such operations as discontinued.


2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $238,000 for the three months ended March 31, 2002. Additionally, the Company had working capital and total capital deficiencies of approximately $2,677,000 and $3,065,000 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

         - The Company is a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regards to the operations prior to the sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management, and legal counsel, believe that the action is without merit. The Company has made a $5,000 settlement offer to the customer, for the nuisance value of the lawsuit. The customer has rejected such offer, and has proposed a $75,000 settlement. The Company has not made a provision for this lawsuit as of March 31, 2002.

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

4.       COMMON STCOK

         In February the Company's Board of Director approved the increase in the number of authorized common shares to 190,000,000.

5.       SUBSEQUENT EVENTS

         - In April 2002, the Company sold an aggregate of 4,000,000 shares of its common stock, for net proceeds of $200,000.

         - In April and May of 2002, the Company issued an aggregate of 1,475,000 shares of its common stock for consulting services previously performed for the Company, and 3,007,133 shares for services to be performed at a later date.

         -        In May 2002, the Company issued to the Company's
                  President and Chief Executive Officer, and related parties of such, an aggregate of 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement, that the President had entered into with the Company in June 1997.

Item II    Management's Discussion and Analysis of Results or Plan of Operation.

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

RESULTS OF OPERATIONS

During 2001 WaterChef made the strategic decision to exit the water cooler and consumer filter segments of its business in order to concentrate its resources on the development of the market for the PureSafe Water Station. With the sale of these assets consummated in December 2001, the Company's water cooler and consumer filter businesses are reported as discontinued operations for the three months ended March 31, 2002 and 2001, resulting in a loss from discontinued operations of $0 and $35,570, respectively.

For the three months ended March 31, 2002, Water Chef reported sales of $40,000, to an importer of water system products, compared to no sales reported for the three months ended March 31, 2001 as it relates to the Company's continuing operation, the marketing and sales of the PureSafe water system. Cost of goods sold for the three months ended March 31, 2001 were $17,280. During the three months ended March 31, 2001, WaterChef was in the development process for the distribution and sale of the PureSafe Water Station. Selling, general and administrative expenses were $223,834 for the three months ended March 31, 2002 compared to $169,966 for the year earlier period, an increse of $53,868, or 32%.

The Company did not incur research and development expenses for the three months ended March 31, 2002, as compared to $53,125 of such expenses in the corresponding three months ended March 31, 2001.

The loss from discontinued operations for the three months ended March 31, 2002 was $0 compared to a loss of $35,570 for the three months ended March 31, 2001. Since the sale of water coolers and water purification and filtration equipment business segment in December of 2001, no operations existed during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 the Company had a stockholders' deficit of approximately $3,065,000 and a working capital deficit of approximately $2,677,000. In addition, the Company has incurred losses from continuing operations of $238,482 and $232,550 for the three months ended March 31, 2002 and 2001, respectively. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and / or debt. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is currently attempting to settle or restructure the remaining debt, as it relates to the discontinued operations, and plans to raise additional capital through future issuances of stock and/or debentures to finance the growth of the Company.

The Company did not settle notes payable or a accrued interest in the quarter ended March 31, 2002. During the quarter ended March 31, 2001 the Company settled notes payable and accrued interest of $48,995 with the issuance of 650,000 shares of common stock

During the quarter ended March 31, 2002 the Company did not raise capital through the sale of debt or equity. The Company did receive $22,000, during the quarter ended March 31, 2002, as payment on shares issued during the year ended December 31, 2001 and accounted for as stock subscription receivable. During the quarter ended March 31, 2001 the Company raised $50,000 through the issuance of debt and $491,470 through the sale of stock during the period, with the stock being issued in the second quarter ended June 30, 2001.

During the balance of 2002, using the cash on hand and the cash to be generated from the anticipated sales of the PureSafe Water Station, the Company expects to resolve the majority of those liabilities reflected on the balance sheet.

In April 2002, the Company sold an aggregate of 4,000,000 shares of its common stock, for net proceeds of $200,000.

In April and May of 2002, the Company issued an aggregate of 1,475,000 shares of its common stock for consulting services previously performed for the Company, and 3,007,133 shares for services to be performed at a later date.


In May 2002, the Company issued to the Company's President and Chief Executive Officer, and related parties of such, an aggregate of 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement, that the President had entered into with the Company in June 1997.

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

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

     - The Company is a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regards to the operations prior to the sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management, and legal counsel, believe that the action is without merit. The Company has made a $5,000 settlement offer to the customer, for the nuisance value of the lawsuit. The customer has rejected such offer, and has proposed a $75,000 settlement. The Company has not made a provision for this lawsuit as of March 31, 2001.

Item 2            Changes in Securities

                  None

Item 3            Default on Senior Securities

                  None

Item 4            Submission of Matters to a Vote of Shareholders

                  None

Item 5            Other Information

                  None

Item 6            Exhibits and Reports on Form 8-K

                      Exhibits:

                          None

                      Reports on Form 8-K:

                          No reports were filed on Form 8K during the quarter ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WATER CHEF, INC.


Date:      May 20, 2002                   /s/ David A. Conway
                                          ---------------------------------
                                          David A. Conway
                                          President, and Chief Executive Officer
                                         (Principal Operating Officer)