Form 10QSB
period 2002-06-30
WATER CHEF INC
filed 2002-08-23
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

   (X) QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AS OF
CLASS                                       August 23 , 2002
-----                                       -----------------
Common
Par value $0.001 per share                   89,921,416

                                 WATERCHEF, INC.
                                  Form 10 - QSB
                       For the Quarter Ended June 30, 2002
                                Table of Contents


                         Part I - FINANCIAL INFORMATION

                                                                           Page

Item 1   Financial Statements (Unaudited)

         Balance sheet as of June 30, 2002                                   2

         Statements of operations for the six and three month periods
         ended June 30, 2002 and 2001                                        3

         Statements of cash flows for the six month periods
         ended June 30, 2002 and 2001                                        4

         Notes to Financial Statements                                   5 - 9

Item II  Management's Discussion and Analysis or Plan of Operation      10 - 12


                           Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                                   13
Item 2   Changes in Securities and Use of Proceeds                           14
Item 3   Default upon senior securities                                      14
Item 4   Submission of Matters to a Vote of Security Holders                 14
Item 5   Other Information                                                   14
Item 6   Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

                                      WATER CHEF, INC.

                                        BALANCE SHEET

                                        JUNE 30, 2002

                                         (Unaudited)


                                     ASSETS

CURRENT ASSETS:
      Cash                                                                                    $             75,089
      Inventories                                                                                          146,000
      Prepaid expenses and other current assets                                                              9,662
                                                                                                  -----------------
          TOTAL CURRENT ASSETS                                                                             230,751

PATENTS AND TRADEMARKS (net of
      accumulated amortization of $2,308)                                                                   23,747
                                                                                                  -----------------
                                                                                              $            254,498
                                                                                                  =================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                                        $            193,747
      Accrued expenses and other current liabilities                                                     1,441,556
      Notes payable (including accrued interest of $214,412)                                             1,372,583
      Preferred dividends payable                                                                          720,256
      Loans payable to shareholder (including accrued interest of $45,550)                                 418,332
      Net liabilities of discontinued operations                                                           299,779
                                                                                                  -----------------
           TOTAL CURRENT LIABILITIES                                                                     4,446,253
                                                                                                  -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Preferred stock, $.001 par value;
          10,000,000 shares authorized;
          145,500 shares issued and outstanding                                                                145
      Common stock, $.001 par value;
          90,000,000 shares authorized;
          89,564,286 shares issued and outstanding                                                          89,564
      Additional paid in capital                                                                        10,182,933
      Stock subscription receivable                                                                        (45,500)
      Common stock to be issued                                                                            200,000
      Treasury stock, 4,400 common shares, at cost                                                          (5,768)
      Accumulated deficit                                                                              (14,613,129)
                                                                                                  -----------------
           TOTAL STOCKHOLDERS'  DEFICIT                                                                 (4,191,755)
                                                                                                  -----------------
                                                                                               $           254,498
                                                                                                  =================

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                       -----------------------------  -----------------------------
                                                           2002           2001            2002            2001
                                                       -------------  --------------  --------------  -------------

Sales                                               $             - $             - $        40,000 $            -
                                                       -------------  --------------  --------------  -------------
Costs and Expenses:
     Cost of sales                                           26,200               -          43,480              -
     Selling, general and administrative                    231,989         361,907         455,823        531,873
     Research and development                                     -          53,125               -        106,250
     Non-dilution agreement termination cost              1,044,677               -       1,044,677              -
     Loss (Gain) on settlement of debt                       73,250        (140,631)         73,250       (140,631)
     Interest expense                                        59,868          24,173          97,236         33,632
                                                       -------------  --------------  --------------  -------------
                                                          1,435,984         298,574       1,714,466        531,124
                                                       -------------  --------------  --------------  -------------
Loss from continuing operations                          (1,435,984)       (298,574)     (1,674,466)      (531,124)
                                                       -------------  --------------  --------------  -------------
Gain from discontinued operations                                 -          48,744               -         13,174
                                                       -------------  --------------  --------------  -------------
Net loss                                                 (1,435,984)       (249,830)     (1,674,466)      (517,950)

Preferred stock dividends                                   (27,075)        (27,075)        (54,150)       (54,150)
                                                       -------------  --------------  --------------  -------------
Net loss applicable to
     common stock                                   $    (1,463,059)$      (276,905)$    (1,728,616)$     (572,100)
                                                       =============  ==============  ==============  =============
Basic and Diluted Loss Per Common Share:
     Continuing operations                          $         (0.02)$         (0.00)$         (0.02)$        (0.01)
     Discontinued operations                                      -            0.00               -           0.00
                                                       -------------  --------------  --------------  -------------
                                                    $         (0.02)$         (0.00)$         (0.02)$        (0.01)
                                                       =============  ==============  ==============  =============
Weighted Average Common Shares Outstanding -
     Basic and Diluted                                   88,591,759      80,872,830      87,608,485     76,570,859
                                                       =============  ==============  ==============  =============

                       See notes to financial statements.

                                WATER CHEF INC.

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                   ----------------------------------------
                                                                                       2002             2001
                                                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                     $    (1,674,466) $      (517,950)
       Adjustments to reconcile net loss to
          net cash used in operating activities
            Loss from discontinued operations                                                  -          (13,174)
            Depreciation and amortization                                                    926              176
            Non-cash compensation and other services                                           -           36,750
            Loss (Gain) on settlement of debt                                             73,250         (140,631)
            Non-dilution agreement termination cost                                    1,044,677                -
            Amortization of debt discount                                                      -           31,000
            Write-off of note-payable                                                          -         (104,081)
       Change in assets and liabilities
          Inventories                                                                     13,250         (497,000)
          Other current assets                                                                 -          (26,464)
          Accounts payable and accrued expenses                                          240,988          880,702
                                                                                   --------------   --------------
       Net cash used in continuing operations                                           (301,375)        (350,671)
       Net cash provided by (used in) discontinued operations                             20,667         (463,271)
                                                                                   --------------   --------------
NET CASH USED IN OPERATING ACTIVITIES                                                   (280,708)        (813,943)
                                                                                   --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                                                (551)
                                                                                   --------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                                          -             (551)
                                                                                   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                                           450,000
    Repayment of note payable                                                                  -          (25,000)
    Proceeds from sale of common stock and exercise of warrants                          322,000          584,770
                                                                                   --------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                322,000        1,009,770
                                                                                   --------------   --------------
NET INCREASE IN CASH                                                                      41,292          195,276

CASH AT BEGINNING OF PERIOD                                                               33,797          158,100

                                                                                   --------------   --------------
CASH AT END OF PERIOD                                                            $        75,089 $        353,376
                                                                                   ==============   ==============
    Non-cash financing and investing activities:
       Common stock issued for debt                                             $              - $        110,995
                                                                                   ==============   ==============
       Common stock issued for accrued expenses                                 $         36,000 $              -
                                                                                   ==============   ==============

                       See notes to financial statements.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2002
                                   (Unaudited)

1.        BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's December 31, 2001 Form 10-KSB, financial statements and accompanying notes thereto.

         In November 2001, the Company's sold their water cooler and filter operations segment. Accordingly, this segment of the Company's business is reported as discontinued operations for the three and six months ended June 30, 2002 and 2001. The three and six months ended June 30, 2001 has been restated to reflect such operations as discontinued.


2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses. Additionally, the Company had working capital and total capital deficiencies of approximately $4,216,000 and $4,192,000, respectively, at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.        RECENT ACCOUNTING PRONOUNCEMENTS
          --------------------------------

          a.   Effective  January  1, 2002,  the  Company  adopted  SFAS No. 142
               "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill acquired in the acquisition will not be amortized but instead be tested annually for impairment. The adoption of SFAS No. 142 had no impact on the Company's financial position or results of operations.

          b. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

               The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and, therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on its financial position or results of operations.

          c. On April 30, 2002, the FASB issues SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments, and "SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company has not yet determined the impact of SFAS No.145 on its financial position and results of operations, if any.

          d. In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

4.       DIVIDENDS ON PREFERRED STOCK:
         -----------------------------

         At June 30, 2002, dividends in arrears on preferred stock was $720,256.

5.       COMMON STOCK
         -------------
         In February 2002, the Company's Board of Director approved the increase in the number of authorized common shares to 190,000,000 pending shareholders' approval.

         During the six months ended June 30, 2002, the Company sold 2,500,000 shares of its common stock, for net proceeds of $100,000.

         During the six months ended June 30, 2002, the Company issued an aggregate of 450,000 shares of its common stock for consulting services totaling $36,000.

         During the six months ended June 30, 2002, the Company received $200,000 for 4,000,000 shares of its common stock to be sold, which shall be issued upon the approval of the shareholders on the increase of the authorized capital shares of the Company. Such amount has been recorded as "Common stock to be issued" in the accompanying financial statements.

         During the six months ended June 2002, the Company collected $22,000 of the stock subscription receivable.

6.       LOSS ON SETTLEMENT OF DEBT
         ---------------------------
         The Company was a defendant in an action brought by certain debenture holders (The "Bridge Loans") in New Hampshire Superior Court seeking repayment of $375,000 of debenture principal together with interest from 1997, and the issuance of penalty shares for non payment of principal and interest. In addition, the plaintiff's claim that they had suffered by the Company's failure to register the shares issued under the warrant agreement.

         The Company had interposed defenses and counterclaims. In connection with the debentures, the Company had issued 6,667 shares of common stock for every $1,000 of debt at a price of $0.15 per share. The Company claimed that it was owed the $375,000 consideration for such shares. In addition, the Company had issued warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.15 per share exercisable until April 2002. Furthermore, the Company had issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share.

         In the second quarter of 2002, the Company and the Bridge Loans settled this dispute through which the Company will issue 3,750,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed. The Company has booked the difference of $73,750 between $497,500 and the principal plus accrued interest thereon of $423,750 as loss on settlement of debt.

7.       NON-DILUTION AGREEMENT TERMINATION COST
         ----------------------------------------
         In May 2002, the Company has agreed to issue to the Company's President and Chief Executive Officer, and the related parties of such, an aggregate of 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement that the President had entered into with the Company in June 1997. The Company has recorded the liability of approximately $1,045,000 based upon the market price of its shares in May 2002, which is included in accrued expenses and other current liabilities.

8.       SUBSEQUENT EVENT
         ----------------
         During the six months ended June 2002, the Company agreed to issue an aggregate of 1,175,000 shares of its common stock for consulting services totaling $92,000.

9.       COMMITMENTS AND CONTINGENCIES
         -----------------------------
         The Company is a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regards to the operations prior to the sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management, and legal counsel, believe that the action is without merit. The Company has made a $5,000 settlement offer to the customer, for the nuisance value of the lawsuit. The customer has rejected such offer, and has proposed a $75,000 settlement. The Company has made a provision of $5,000 for this lawsuit as of June 30, 2002.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         RESULTS OR PLAN OF OPERATIONS.

 INTRODUCTION


Until the fourth quarter of 2001, WaterChef was engaged in the manufacture and marketing of water coolers and water purification and filtration products. In the fourth quarter of 2001, the Company negotiated the sale of this business in order to focus its activities on its PureSafe line of business. The PureSafe Water Station has been designed by the Company to meet the needs of communities who either do not have access to municipal water treatment systems, or for those whose systems have been compromised, either by environmental factors or by faulty design or maintenance.

RESULTS OF OPERATIONS

During 2001, WaterChef made the strategic decision to exit the water cooler and consumer filter segments of its business in order to concentrate its resources on the development of the market for the PureSafe Water Station. With the sale of these assets consummated in December 2001, the Company's water cooler and consumer filter businesses are reported as discontinued operations for the three months and six month periods ended June 30, 2002, resulting in a gain from discontinued operations of $48,744 and $13,174 for the three and six month periods respectively.

For the three months ended June 30, 2002 and June 30, 2001, WaterChef reported no revenues. For the six months periods ended June 30, 2002 and June 30, 2001 the Company reported revenues of $40,000 and $0 respectively.

Cost of sales for the three and six month periods ended June 30, 2002 were $26,200 and $43,480 respectively, compared to $0 in the three and six month periods ended June 30, 2001.

Selling, general and administrative expenses for the three months ended June 30, 2002 were $231,989, compared to $221,276 for the year earlier period, an increase of 5%; and $455,823 for the six months ended June 30, 2002 compared to $391,242 for the six months ended June 30, 2001, an increase of 17%, primarily due to higher factory rent and overhead expenses in the current period.

The Company has incurred no research and development expenses in 2002, compared to $53,125 and $106,250 for the three and six month periods ended June 30, 2001.During the first six months of 2002 the Company negotiated the settlement of debt and accrued interest for shares of the Company's stock, which resulted in a reported loss of $73,750 in the six months ended June 30, 2002.

A gain from discontinued operations of $ 48,744 and $13,174 respectively was reported for the three and six month periods ended June 30, 2001, compared to $0 for the comparable periods in 2002. The discontinued operations were sold in December 2001, and no operations existed for these businesses in 2002.

During the second quarter of 2002, the Company has agreed to issue to the Company's President and Chief Executive Officer, and the related parties of such, an aggregate of 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement that the Company and the President had entered into in June, 1997. This non-cash event of approximately $1,045,000 was valued at the then-current market price of $0.07 per share, and represents a non-cash cost to the Company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 the Company had a stockholders' deficit of approximately $4,192,000 and a working capital deficit of approximately $3,797,000. In addition the Company has incurred losses from continuing operations of approximately $1,436,000 and $ 1,674,000 for the three and six months periods ended June 30, 2002. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to satisfy its obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is currently attempting to settle or restructure the remaining debt, including that debt related to the discontinued operations. In the quarter ended June 30, 2002 the Company reached a negotiated settlement concerning notes payable and accrued interest aggregating $423,750. The terms of the settlement agreement called for the issuance of 3,750,000 shares of common stock. As a further condition of the settlement agreement, the Company must file a registration statement with the Securities and Exchange Commission within 180 days to register these shares.

During the six months ended June 30, 2002, the Company raised $300,000 from the sale of 6,500,000 shares of common stock. However, the Company has issued 2,500,000 shares of common stock so far for $100,000. Since the Company cannot issue the shares of common stock due to pending approval of shareholders on the increase of authorized share capital, 4,000,000 shares of common stock for $200,000 is appropriately disclosed as "Common stock to be issued" under Stockholders' deficit. In addition, the Company received payment of $22,000 for shares issued during 2001 which was accounted for as a stock subscription receivable. The Company also issued 450,000 shares of common stock, in lieu of cash for consulting services performed. During the six month period ended June 30, 2001 the Company raised $584,770 through the sale of 11,536,246 shares of common stock and settled accounts payable, notes payable and accrued interest of $120,595 with the issuance of 1,210,000 shares of common stock.

During May 2002, the Company agreed to issue to the Company's President and Chief Executive Officer, and related parties of such, an aggregate 14,923,958 shares of common stock in connection with the voluntary surrender of a non-dilution agreement that the Company and the President had entered into in June 1997.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDING

          The Company is a defendant in an action, brought by a customer, relating to a series of contracts the Company entered into. These contracts were with the Company's discontinued water cooler and consumer filter operation. These segments were sold in December 2001. However, legal actions with regard to these operations prior to the sale remain the Company's responsibility. The customer claims breach of contract, maintaining that the Company shipped goods that did not meet the customer's specification. The customer seeks damages in the form of lost opportunity and lost business profits. The Company's management and legal counsel believe that the action is without merit. The Company has made a $5,000 settlement offer for the nuisance value of the lawsuit. The customer rejected the offer and has proposed a $75,000 settlement. The Company has made the provision of $5,000 for this lawsuit as of June 30, 2002.

          The Company is a plaintiff in a criminal action brought before the court in the Kingdom of Jordan, claiming the full payment for PureSafe Water Stations shipped, its related costs and also the damages from a customer in Jordan. Jordanian counsel has been retained and is confident that the Company will prevail.

Item 2            Changes in Securities

                  None

Item 3            Defaults on Senior Securities

                  None

Item 4            Submissions of Matters to a Vote of Shareholders

                  None

Item 5            Other Information

                  None

Item 6            Exhibits and Reports on Form 8-K

                  Exhibits:

                           99.1   CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                  Reports on Form 8-K:

                           No reports were filed on Form 8K during the quarter ended June 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WATER CHEF, INC.


Date:    August 23, 2002               /s/David A. Conway
                                          ---------------------------------

                                          David A. Conway
                                          President, and Chief Executive Officer
                                          (Principal Operating Officer)