Form 10QSB
period 2002-09-30
WATER CHEF INC
filed 2002-11-22
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

   (X) QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2002

      ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from..............to.................

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                OUTSTANDING AS OF


        CLASS                                       November 21, 2002
        -----                                       -----------------
        Common
        Par value $0.001 per share                   89,564,286

                                WATER CHEF, INC.
                                  Form 10 - QSB
                    For the Quarter Ended September 30, 2002


                                Table of Contents


                                                                                     Page


Part I - FINANCIAL INFORMATION

         Item 1   Financial Statements (Unaudited)
                  Balance sheet as of September 30, 2002                               2
                  Statements of operations for the three and nine
                          month periods ended September 30, 2002 and 2001              3
                  Statements of cash flows for the nine month periods
                          ended September 30, 2002 and 2001                            4
                  Notes to Financial Statements                                        5 - 10


         Item II  Management's Discussion and Analysis or Plan of Operation            11 -13


Part II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                    14
         Item 2 - Changes in Securities and Use of Proceeds                            14
         Item 3 - Defaults Upon Senior Securities                                      14
         Item 4 - Submission of Matters to a Vote of Security Holders                  14
         Item 5 - Other Information                                                    14
         Item 6 - Exhibits and Reports on Form 8-K                                     15

Signatures                                                                             16


                                WATER CHEF, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                                         $       41,753
     Inventories                                                                         185,500
     Prepaid expenses and other current assets                                             3,163
                                                                                   -------------
         TOTAL CURRENT ASSETS                                                            230,416

PATENTS AND TRADEMARKS (net of
     accumulated amortization of $2,771)                                                  23,284
                                                                                   -------------
                                                                                  $      253,700
                                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                             $      387,128
     Accrued expenses and other current liabilities                                    2,265,265
     Notes payable (including accrued interest of $224,264)                              833,734
     Preferred dividends payable                                                         747,331
     Loans payable to shareholder (including accrued interest of $51,518)                424,299
                                                                                   -------------
         TOTAL CURRENT LIABILITIES                                                     4,657,757
                                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value;
         10,000,000 shares authorized;
         145,500 shares issued and outstanding,
         liquidation preference $990,000                                                     146
     Common stock, $.001 par value;
         90,000,000 shares authorized;
         89,564,286 shares issued and outstanding                                         89,564
     Additional paid-in capital                                                       10,182,933
     Stock subscription receivable                                                       (45,500)
     Stock to be issued                                                                  237,000
     Treasury stock, 4,400 common shares, at cost                                         (5,768)
     Accumulated deficit                                                             (14,862,432)
                                                                                   -------------
         TOTAL STOCKHOLDERS'  DEFICIT                                                 (4,404,057)
                                                                                   -------------

                                                                                  $      253,700
                                                                                   =============


                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                                        ---------------------------------  --------------------------------
                                                             2002              2001            2002              2001
                                                        ---------------   ---------------  -------------    ---------------

Net Sales                                            $               - $               - $       40,000  $               -
                                                        ---------------   ---------------  -------------    ---------------

Costs and Expenses:
    Cost of sales                                                    -                 -         43,480                  -
    Selling, general and administrative                        166,460           324,580        618,283            856,453
    Research and development                                         -            53,125              -            159,375
    Non-dilution agreement termination costs                         -                 -      1,044,677                  -
    Loss (gain) on settlement of debt                           21,900            (3,390)        95,150           (144,021)
    Interest expense                                            37,868           106,181        135,104            139,813
                                                        ---------------   ---------------  -------------    ---------------
                                                               226,228           480,496      1,936,694          1,011,620
                                                        ---------------   ---------------  -------------    ---------------

Loss from continuing operations                               (226,228)         (480,496)    (1,896,694)        (1,011,620)
                                                        ---------------   ---------------  -------------    ---------------

Discontinued operations:
    Loss from discontinued operations                                -           (49,177)             -            (36,003)
                                                        ---------------   ---------------  -------------    ---------------

Net Loss                                                      (226,228)         (529,673)    (1,896,694)        (1,047,623)

Preferred stock dividends                                      (27,075)          (27,075)       (81,225)           (81,225)
                                                        ---------------   ---------------  -------------    ---------------

Net Loss Applicable to
    Common Stockholders                              $        (253,303)$        (556,748)$   (1,977,919) $      (1,128,848)
                                                        ===============   ===============  =============    ===============

Basic and Diluted Loss Per Common Share:
    Continuing operations                            $           (0.00)$           (0.01)$        (0.02) $           (0.01)
    Discontinued operations                                      (0.00)            (0.00)         (0.00)             (0.00)
                                                        ---------------   ---------------  -------------    ---------------

                                                     $           (0.00)$           (0.01)$        (0.02) $           (0.01)
                                                        ===============   ===============  =============    ===============

Weighted Average Common Shares Outstanding -
    Basic and Diluted                                       89,564,286        82,776,924     88,372,478         79,054,222
                                                        ===============   ===============  =============    ===============




















                       See notes to financial statements.

                                 WATER CHEF, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                     Nine Months Ended September 30,
                                                                                 ---------------------------------------
                                                                                        2002                  2001
                                                                                 ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $       (1,896,694)  $       (1,047,623)
         Adjustments to reconcile net loss to net cash
            used in operating activities
                Depreciation and amortization                                                1,389                  225
                Non-cash compensation                                                       36,000              209,050
                Amortization of debt discount                                                    -               62,000
                Common stock issued for non-payment
                   of note and interest payable                                                  -               12,300
                Loss on settlement of debt                                                  95,150             (144,021)
                Non-dilution agreement termination cost                                  1,044,677                    -
         Change in assets and liabilities
            Inventories                                                                    (26,250)            (419,348)
            Prepaid expenses and other current assets                                        6,500              (26,396)
            Accounts payable and accrued expenses                                          343,123              509,459
                                                                                 ------------------    -----------------
         Net cash used in continuing operations                                           (396,105)            (844,354)
         Net cash provided by (used in) discontinued operations                             45,061             (275,598)
                                                                                 ------------------    -----------------
NET CASH USED IN OPERATING ACTIVITIES                                                     (351,044)          (1,119,952)
                                                                                 ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                                   -                 (551)
                                                                                 ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                                 -              450,000
     Repayment of notes payable                                                                  -              (25,000)
     Proceeds from sale of preferred and common stock                                      359,000              584,770
                                                                                 ------------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  359,000            1,009,770
                                                                                 ------------------    -----------------

NET INCREASE (DECREASE) IN CASH                                                              7,956             (110,733)

CASH AT BEGINNING OF PERIOD                                                                 33,797              158,100

                                                                                 ------------------    -----------------
CASH AT END OF PERIOD                                                           $           41,753   $           47,367
                                                                                 ==================    =================












                       See notes to financial statements.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2002
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's December 31, 2001 Form 10-KSB, financial statements and accompanying notes thereto.

         In November 2001, the Company sold its water cooler and filter operations segment. Accordingly, this segment of the Company's business is reported as discontinued operations for the three and nine months ended September 30, 2002 and 2001. The three and nine months ended September 30, 2001 has been restated to reflect such operations as discontinued.


2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses. Additionally, the Company had working capital and total capital deficiencies of approximately $4,427,000 and $4,404,000, respectively, at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock, raising additional capital through future issuances of stock and / or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         a. Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill acquired in the acquisition will not be amortized but instead be tested annually for impairment. The adoption of SFAS No. 142 had no impact on the Company's financial position or results of operations.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2002
                                   (Unaudited)
- continued


         b. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

                  The most significant changes made by SFAS 144 are (1) goodwill is removed from its scope and, therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company's adoption of SFAS 144 on January 1, 2002 did not have a material effect on its financial position or results of operations.

         c. On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments, and SFAS No.64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company has not yet determined the impact of SFAS No.145 on its financial position and results of operations, if any.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2002
                                   (Unaudited)
- continued


         d. In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits
                  and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this
                  statement are effective for exit or disposal   activities
                  that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.


4.       PREFERRED STOCK:

         - At September 30, 2002, dividends in arrears on preferred stock was $747,331.

         - In September 2002, the Company's Board of Directors approved the Private Placement Sale of 125,000 shares of One-Year
                  15% Convertible Preferred stock at $1.00 per share. These shares convert to the Company's common stock at $0.03 per share, or 33.33 shares of common for each $1.00 invested. All accrued dividends payable are payable in shares of common stock.

                  In September 2002, the Company sold 37,000 shares for $37,000. These funds are not refundable to the investor, as such, these amounts have been recorded as "Stock to be issued" in the accompanying financial statements.


5.       COMMON STOCK

         - In February 2002, the Company's Board of Directors approved the increase in the number of authorized common shares to 190,000,000 pending shareholders' approval.

         - During the nine months ended September 30, 2002, the Company sold 2,500,000 shares of its common stock, for net proceeds of $100,000.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2002
                                   (Unaudited)
- continued


         - During the nine months ended September 30, 2002, the Company issued an aggregate of 450,000 shares of its common stock for consulting services totaling $36,000.

         - During the nine months ended September 30, 2002, the Company received $200,000 for 4,000,000 shares of its common stock to be sold, which shall be issued upon the approval of the shareholders on the increase of the authorized capital shares of the Company. These funds are not refundable to the investor, as such these amounts have been recorded as "Stock to be issued" in the accompanying financial statements. These shares are not included for basic and diluted earnings per share calculations.

         - During the nine months ended September 2002, the Company collected $22,000 of the stock subscription receivable.


6.       LOSS ON SETTLEMENT OF DEBT

         The Company was a defendant in an action brought by certain debenture holders (The "Bridge Loans") in New Hampshire Superior Court seeking repayment of $300,000 of debenture principal together with interest from 1997, and the issuance of penalty shares for non payment of principal and interest. In addition, the plaintiff's claim that they had suffered by the Company's failure to register the shares issued under the warrant agreement.

         The Company had interposed defenses and counterclaims. In connection with the debentures, the Company had issued 6,667 shares of common stock for every $1,000 of debt at a price of $0.15 per share. The Company claimed that it was owed the $300,000 consideration for such shares. In addition, the Company had issued warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.15 per share exercisable until April 2002. Furthermore, the Company had issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share.

         In the second quarter of 2002, the Company and the Bridge Lenders settled this dispute requiring the Company to: (i) Issue 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated ("participants") in this legal action. The Company prior to the settlement had recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500 settlement and the $339,400, or $158,100, is recorded as a loss on settlement of debt., (ii) Extend the warrants attached to the participants' debentures

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2002
                                   (Unaudited)
- continued


         for another two years until June 2004, and (iii) Issue additional shares if the product of the $497,500, as valued for the 3,000,000 shares above, divided by the average daily trading price for the 30 days subsequent to the settlement, is greater than the original 3,000,000 shares. Due to these requirements the Company is obligated to issue an additional 14,037,671 shares, due to the average trading price of $0.0292 in the 30 days subsequent to the settlement. As of September 30, 2002, neither the 3,000,000 nor the additional shares of 14,037,671 have been issued.

         The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share. The terms of their warrants were not extended, nor are they entitled to receive additional shares based of the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures. As of September 30, 2002, the 750,000 shares have not been issued.


7.       NON-DILUTION AGREEMENT TERMINATION COST

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


8.       COMMITMENTS AND CONTINGENCIES

         - The Company is a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regards to the operations prior to the sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management, and legal counsel, believe that the action is without merit. The Company has made a $5,000 settlement offer to the customer, for the nuisance value of the lawsuit. The customer has rejected such offer, and has proposed a $75,000 settlement. The Company has made a provision of $5,000 for this lawsuit as of September 30, 2002.

                                WATER CHEF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2002
                                   (Unaudited)

- continued


         - In May 2001, the Company entered a distribution agreement with a company (the "Sub distributor") based in the State of Jordan. The Sub distributor has agreed to purchase no fewer than 100 units of the Company's "PureSafe Water Station", in the calendar year commencing January 1, 2001. A minimum purchase of 50 units are required to be purchased in each of the subsequent years commencing January 1, 2002 and 2003, respectively. During the year ended December 31, 2001, 18 units have been shipped under this agreement. The sale will be recognized when the Company receives payments. The Company has recorded the costs of the inventory shipped in cost of sales, since return of the items is uncertain.

                  The Company is a plaintiff in a criminal action brought before the court in the Kingdom of Jordan, claiming the full payment for PureSafe Water Stations shipped, its related costs and damages. Criminal charges have been brought against a former sub-distributor and against two management employees of the Jordan National Bank and against the Jordan National Bank. A trial date has not yet been set.


9.       SUBSEQUENT EVENT

         In October 2002 the Company sold an additional $35,500 of their 15% Convertible Preferred Stock at $1.00 per share.

ITEM II: Management's Discussion and Analysis or Plan of Operations


 Introduction:

         Until the fourth quarter of 2001 Water Chef was engaged in the manufacture and marketing of water coolers and water purification and filtration products. In the fourth quarter of 2001, the Company negotiated the sale of this business in order to focus its activities on its PureSafe line of business. The PureSafe Water Station has been designed by the Company to meet the needs of communities who either do not have access to municipally treated water, or for those whose municipal systems have been compromised, either by environmental factors or because of faulty design or maintenance.

 Results of Operations

         During 2001 Water Chef made the strategic decision to exit the water cooler and consumer filter segments of its business in order to concentrate its resources on the development of the market for the PureSafe Water Station. With the sale of these assets consummated in December 2001, the Company's water cooler and consumer businesses are reported as discontinued operations for the three month and nine month periods ended September 30, 2001, resulting in a loss from discontinued operations of $49,177 and $36,003 for the three and nine month periods respectively. The discontinued operations were sold in December 2001, and no operations existed for theses businesses in 2002.

         For the three month periods ended September 30, 2002 and September 30, 2001 Water Chef reported no revenues. For the nine month periods ended September 30, 2002 and September 30, 2001 the Company reported revenues of $40,000 and $0 respectively. The PureSafe unit purchased in the first quarter of 2002 by White Cross Partners for placement in Honduras was delivered in the Third Quarter, the personnel responsible for its operation and maintenance were trained, and the Catholic Diocese of Tegucigalpa is producing pure water for the people on a daily basis. White Cross Partners expects to purchase additional units in the Fourth Quarter.

         Cost of sales for the three and nine month periods ended September 30, 2002 were $0 and $43,480 respectively compared to $0 in the three and nine month periods ended September 30, 2001.

         Selling, general and administrative expenses for the three months ended September 30, 2002 were $162,460 compared to $324,580 for the three months ended September 30, 2001, a decrease of $162,120 or 50%; and $618,283 for the nine months ended September 30, 2002 compared to $856,453 for the nine months ended September 30, 2001, a decrease of $238,170 or 28%. The reduction in expenses is primarily due to reduced staffing and consulting costs and lower rent, business travel and marketing expenses.

         Water Chef has incurred no research and development expense in 2002, compared to $53,125 and $159,375 for the three and nine month periods ended September 30, 2001. During the first nine months of 2002 the Company negotiated the settlement of debt and accrued interest for stock, which resulted in a reported loss of $95,150 in the nine months ended September 30, 2002.

         During the nine months ended September 30, 2002 the Company agreed to issue to the President and Chief Executive Officer, and related parties, an aggregate 14,923,958 shares of its common stock under the terms of a non-dilution agreement which the Company and the President had entered into in 1997. The President subsequently, on behalf of himself and all related parties, voluntarily surrendered all future rights under this agreement. This non-cash event was valued at the then-current market price of $0.07 per share or $1,044,677, and represents a non-cash cost to the Company. During the nine months ended September 30, 2001 the Company did not issue any shares under the terms of this agreement.

         Interest expense for the three months ended September 30, 2002 was $37,868 compared to $106,181 for the three months ended September
         30, 2001, a decrease of $68,313 or 64%. The reduction in interest expenses for the quarter ended September 30, 2002 as compared to September 30, 2001, is primarily due to the amortization of a debt discount that occurred in the third as well as the second quarter of 2001. The Company has interest expense of $135,104 for the nine months ended September 30, 2002 compared to $139,813 for the nine months ended September 30, 2001, a decrease of $4,709 or 3%. In the nine months ended September 30, 2002 the Company settled various notes payable, and issued additional notes payable, that are currently outstanding as of September 30, 2002. For the nine months ended September 30, 2001, the Company's interest expense of $139,813, includes $62,000 of amortized debt discount. For the nine months ended September 30, 2002, the Company's interest expense of $135,104 does not include the amortization of debt discount.

Liquidity and Capital Resources

         At September 30, 2002 the Company had a stockholders' deficit of approximately $4,404,000 and a working capital deficit of approximately $4,427,000. In addition the Company has incurred losses from continuing operations of approximately $222,000 and $1,897,000 for the three and nine month periods ended September 30, 2002. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these issues include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to honor all of its obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         In the second quarter 2002 the Company reached a negotiated settlement concerning certain debentures and accrued interest payable aggregating $339,400. The terms of the settlement agreement call for the issuance of 3,000,000 shares of common stock to be valued at $497,500. The difference between the $497,500 settlement and the $339,400, or $158,100, is recorded as a loss on settlement of debt. An additional 14,037,671 shares are to be issued due to Company's per share stock price over a 30 trading day measurement period, not having achieved the $0.15 per share value as set by the initial valuation of the 3,000,000 shares at $497,500. The remaining conditions of the settlement, requires that the Company extend the exercise period for 1,666,666 warrants, attached to these notes payable when originally issued in May 1997, for an additional two years through June 2004, and that the Company files a registration statement with the Securities and Exchange Commission within 180 days of the agreement, to register the 17,037,671 shares.As of September 30, 2002, neither the 3,000,000 nor the additional shares of 14,037,671 have been issued

         Debenture holders not included in the above settlement. ("non-participating debentures"), settled their debentures of $75,000, plus accrued interest of $9,850, with the issuance of 750,000 shares of common stock valued at $0.0292 per share. The terms of their warrants were not extended, nor are they entitled to receive additional shares based of the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures. As of September 30, 2002, the 750,000 shares have not been issued.

         During the nine months ended September 30, 2002 the Company raised $100,000 from the sale of 2,500,000 shares of common stock. In addition, the Company sold non refundable subscriptions to purchase 4,000,000 shares of common stock at $0.05 per share, for a total receipt of $200,000, and 37,000 shares of 15% Convertible Preferred stock for $37,000. Since these shares have not been issued, they have been recorded as "Stock to be issued" in the accompanying financial statements. These shares are not included for basic and diluted earnings per share calculations. During the nine months ended September 30, 2002 the Company received payment of $22,000 for shares issued in 2001, which was accounted for as stock subscription receivable.

         The Company also issued 450,000 shares of common stock, in lieu of cash for consulting services performed.

         During the nine month period ended September 30, 2001 the Company raised $584,770 through the sale of 11,536,246 shares of common stock and settled accounts payable, notes payable and accrued interest of $120, 595 with the issuance of 1,210,000 shares of common stock.

         During the nine months ended September 30, 2002 the Company issued to its President and Chief Executive Officer, and related parties, an aggregate 14,923,958 shares of common stock, valued at $0.07 per share or $1,047,677, owed under the terms of a non-dilution agreement that the Company and the President had entered into in June, 1997. Subsequently, the President, on behalf of himself and all related parties, voluntarily surrendered all future rights under the agreement.

         Part II           OTHER INFORMATION

         Item 1 - Legal Proceedings

                  The Company is a defendant in an action brought by a customer relating to contracts between the Company and the customer. These contracts, covering the period 1996 to 1998, were with the Company's discontinued water cooler and consumer filter operation. These segments were sold in December 2001, however legal actions with regard to these operations prior to the sale remain the Company's responsibility. The customer claims breach of contract, maintaining that the Company shipped goods that did not meet the customer's specification. The customer seeks damages in the form of lost opportunity and lost business profits. The Company and its legal counsel believe that the action is without merit. The Company has made a $5,000 settlement offer, for the nuisance value of the case.
                  The customer refused the offer, and has proposed a $75,000 settlement. At the request of the litigant the taking of depositions has been put off to 2003. The Company has made a provision of $5,000 for this lawsuit as of September 30, 2002.

                  The Company is a plaintiff in a criminal action brought before the court in the Kingdom of Jordan, claiming the full payment for PureSafe Water Stations shipped, its related costs and damages. Criminal charges have been brought against a former sub-distributor and against two management employees of the Jordan National Bank and against the Jordan National Bank. A trial date has not yet been set.

         Item 2 - Changes in Securities and Use of Proceeds

                  None

         Item 3 - Defaults Upon Senior Securities

                  None

         Item 4 - Submission of Matters to a Vote of Security Holders

                  A Preliminary Proxy for the purpose of increasing the authorized common stock of the Corporation was submitted to the SEC, whose questions and comments are being addressed before resubmission. Upon approval by the SEC, the proxy will be mailed to shareholders and a vote scheduled.

         Item 5 - Other Information

                  None

         Item 6 - Exhibits and Reports on Form 8-K

                  Exhibits:

                           99.1 and 99.2

                        Reports on Form 8-K:

                           No reports were filed on Form 8-K during the Quarter ended September 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         WATER CHEF, INC.



Date:    November 21, 2002               /s/David A. Conway
                                         David A. Conway
                                         President, and Chief Executive Officer
                                         (Principal Operating Officer)