Form 10KSB/A
period 2001-12-31
WATER CHEF INC
filed 2003-02-26
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

As of April 10, 2002, the Registrant had _86,614,286__ shares of its Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's definitive Proxy Statement to be issued in connection with the 2001 annual meeting of stockholders are incorporated by reference into Part III

                                WATER CHEF, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

PART I                                                                                      PAGE

                                                                                          --------
         ITEM 1.  DESCRIPTION OF BUSINESS                                                     2
         ITEM 2.  DESCRIPTION OF PROPERTY                                                     7
         ITEM 3.  LEGAL PROCEEDINGS                                                           8
         ITEM 4.  SUBMISSION OF MATTERS TO A
                         VOTE OF SECURITY HOLDERS                                             8

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS.                                           9
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION                                             9
         ITEM 7.  FINANCIAL STATEMENTS                                                        12
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE.                                              13

PART III

         ITEM 9.   DIRECTORS, EXCEUTIVE OFFICERS,  PROMOTERS
                            AND CONTROL PERSONS; COMPLIANCE WITH
                            SECTION 16(a) OF THE EXCHANGE ACT                                 13
         ITEM 10.  EXECUTIVE COMPENSATION                                                     16
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                  OWNERS AND MANAGEMENT.                                      17
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS                                                       18
         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.                                          18


SIGNATURES                                                                                    19



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company


WaterChef, Inc. (the "Company") manufactures and markets water purification equipment. Water coolers and filters were a substantial part of the Company's business from 1993 until the fourth quarter of 2001, at which time this business was sold so that Waterchef could concentrate on the further development, manufacturing and marketing of their patented line of "PureSafe" water systems. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. To date, the Company has shipped 19 PureSafe units. Revenue has been recognized only on one PureSafe unit as 18 units that had been shipped to the country of Jordan had not met the criteria for revenue recognition due to no reasonable assurance of collectibility.


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



The PureSafe Water Station was tested by H2M Labs, Inc., which performs drinking water testing for Nassau and Suffolk counties of NY. The test performed was a total and fecal coliform bacteria test, wherein the water storage tank fed to the system was tested for the presence of total and fecal coliform bacteria, with the presence of a total coliform bacteria count of 50 detected. The water was then "spiked" with a three (3) liter concentration of laboratory grown and cultured bacteria, and the storage tank water was measured at 80,000,000 colonies of bacteria. After being processed through the PureSafe system, the water was tested again, and "fewer than 2" colonies of bacteria were detected. In addition to the laboratory test conducted for WaterChef by H2M Labs, the available literature clearly supports the statement that an ozone contact system such as the one utilized in the PureSafe effectively eliminates all living pathogens. The Company has studied other products on the market and concluded that the PureSafe system is an affordable alternative to other products on the market.


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


The PureSafe can purify and dispense at least 10,000 gallons per day for an all-inclusive cost (labor, power, water, amortization, replacement media and filters) at approximately one and one-half cents per gallon. The process wastes very little water, producing approximately one gallon of water for every gallon processed. The unit can be moved with a single fork-lift and is transportable by truck or helicopter. Operating the unit is simple and straightforward. Turn-key in design, minimum wage personnel can be trained to operate the unit. A system of fail-safes is built into the operation, and aside from easily installable spares such as filters and cartridges, a maintenance and oversight program established by WaterChef should maintain the operating efficiencies built into the system. WaterChef warranties each unit for a period of one year as long as the required maintenance as prescribed in the manual is adhered to. To date, there is one unit that is still under warranty. WaterChef also has plans to have periodic inspections by field agents.

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

The Company filed for a patent on its Pure Safe Water Station in October of 1998 and received formal notification that the patent was issued in March, 2002. The Company feels that this patent upholds the claims that the PureSafe system is a unique product. In addition to its U.S. patent, WaterChef has filed for patent protection in the countries of the European Union, and in Canada, China, India, Korea, Japan and Mexico.


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

                                     PART II

ITEM 5.  THE MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The price range of common stock-


The Company's common stock is traded on the over-the-counter ("OTC") Electronic Bulletin board under the symbol WTER.OB. This market is characterized as being "thin" which means that there is generally a paucity of buyers and sellers as found in the more heavily traded Small Cap and NASDAQ markets. The Bulletin Board stocks generally do not have the trading characteristics of more seasoned Companies as they lack the market-makers that will make orderly markets as well as the buyers and sellers that give depth, liquidity and orderliness to those markets. In addition, the solicitation of orders and/or the recommendation for purchase of Bulletin Board stocks is restricted by in many circumstances by the National Association of Securities Dealers (the "NASD") and by individual brokerage firms as well.


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

Sales for the year ended December 31, 2001 were $34,750, as compared to $0 for year ended December 31, 2000. The increase of $34,750, or 100% for the year, is attributed to a combination of a) the restatement of the prior year's financial statements to reflect the discontinuance of the consumer products line of operations, and b) the commencement of the PureSafe business line under which one sale of one PureSafe Water Station was recognized.

Cost of sales for the year ended December 31, 2001 were $28,000, as compared to $0 for the year ended December 31, 2000. This increase of $28,000, or 100% for the year, is due to the discontinuances of the consumer product line of operation as mentioned above and the sale of one PureSafe unit in the current year. The Company has recorded a loss contingency for 18 units shipped to the country of Jordan. The sale of 18 PureSafe units to Jordan will be recognized if and when the Company receives payment.

Selling, general and administrative expenses were $804,230 for the year ended December 31, 2001 compared to $1,337,961 for the prior year, a reduction of $533,731, or 40%. This reduction is primarily due to the Company's effort to reduce expenses, primarily in salaries and corporate overhead.

Interest expense for the year ended December 31, 2001 was $217,830 as compared to $85,499 in the prior year, an increase of $132,331 or 155%. This increase primarily relates to the increase in debt in 2001, including the issuance of $400,000 in promissory notes, with 500,000 shares of common stock issued as consideration for such notes. Related to this transaction, the Company recorded a $74,000 debt discount. For the year ended December 31, 2001, the entire debt discount has been amortized and recorded as interest expense.

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





                                         /s/Feldman Sherb & Co., P.C.
                                         -----------------------------
                                         Feldman Sherb & Co., P.C.
                                         Certified Public Accountants



New York, New York
April 12, 2002

                                 WATER CHEF INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS
CURRENT ASSETS:
     Cash                                                                          $       33,797
     Inventories                                                                          159,250
     Prepaid expenses and other current assets                                             59,662
                                                                                   --------------
        TOTAL CURRENT ASSETS                                                              252,709

PATENTS AND TRADEMARKS (net of
     accumulated amortization of $1,198)                                                   24,673
                                                                                   --------------

                                                                                   $      277,382
                                                                                   ==============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                              $      407,195
     Accrued expenses and other current liabilities                                       404,790
     Notes payable (including accrued interest of $156,308)                             1,214,031
     Preferred dividends payable                                                          666,106
                                                                                   --------------
        TOTAL CURRENT LIABILITIES                                                       2,692,122
                                                                                   --------------

LONG-TERM LIABILITIES:
     Loans payable to shareholder (including accrued interest of $33,617)                 406,398
                                                                                   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value;
        10,000,000 shares authorized;
        145,500 shares issued and outstanding, (liquidation preference $990,000)              146
     Common stock, $.001 par value;
        90,000,000 shares authorized;
        86,614,286 shares issued and outstanding                                           86,614
     Additional paid in capital                                                        10,049,884
     Stock subscription receivable                                                        (67,500)
     Treasury stock, 4,400 common shares, at cost                                          (5,768)
     Accumulated deficit                                                              (12,884,514)
                                                                                   --------------
        TOTAL STOCKHOLDERS'  DEFICIT                                                   (2,821,138)
                                                                                   --------------

                                                                                   $      277,382
                                                                                   ==============


                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS


                                                                 Year Ended December 31,
                                                          ------------------------------------
                                                                 2001                2000
                                                          -----------------    ---------------
Sales                                                     $         34,750     $            -
                                                          -----------------    ---------------

Costs and Expenses:
     Cost of sales                                                  28,000                  -
     Selling, general and administrative                           804,230          1,337,961
     Research and development                                      212,500             33,815
     Interest expense                                              217,830             85,499
     Loss contingency                                              242,035                  -
                                                          -----------------    ---------------
                                                                 1,504,595          1,457,275
                                                          -----------------    ---------------

Loss from continuing operations                                 (1,469,845)        (1,457,275)
                                                          -----------------    ---------------

Discontinued operations:
     Loss from discontinued operations                             (40,412)          (126,679)
     Gain on disposal of discontinued operations                    38,791                  -
                                                          -----------------    ---------------
Loss from discontinued operations, net                              (1,621)          (126,679)
                                                          -----------------    ---------------

Loss before extraordinary items                                 (1,471,466)        (1,583,954)

     Extraordinary item - gain on early
         extinguishment of debt                                    213,747          2,236,606
                                                          -----------------    ---------------

Net (loss) income                                               (1,257,719)           652,652

Preferred stock dividends                                         (108,300)          (108,300)
                                                          -----------------    ---------------

Net (loss) income applicable to
     common stock                                         $     (1,366,019)    $      544,352
                                                          =================    ===============

Basic and Diluted (Loss) Income Per Common Share:
     Continuing operations                                $          (0.02) $           (0.03)
     Discontinued operations                                             -                  -
     Extraordinary gain                                                  -               0.04
                                                          -----------------    ---------------
                                                          $          (0.02) $            0.01
                                                          =================    ===============

Weighted Average Common Shares Outstanding -
     Basic and Diluted                                          80,657,519         55,044,957
                                                          =================    ===============


                 See notes to financial statements.

                                WATER CHEF, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                    Stock                                 Total
                                  Preferred Stock    Common Stock     Additional     Sub-                   Accum-        Stock-
                                ----------------- ------------------   Paid-in     scription   Treasury     ulated       holders'
                                  Shares   Amount   Shares    Amount   Capital     Receivable   Stock       Deficit      Deficit
                                --------- ------- ---------  ------- ------------ ----------- --------  ------------  -------------

BALANCE - DECEMBER 31, 1999     8,082,166 $ 8,082 35,254,181 $35,254 $  7,266,138 $        -  $ (5,768) $(12,062,847) $  (4,759,141)

 Shares issued for:
  Cash                                            10,543,330  10,543      452,457                                           463,000
  Services                                         2,564,836   2,565      583,935                                           586,500
  Non dilution agreement                           8,931,390   8,932      142,902                                           151,834
  Conversion of debt                               3,614,550   3,615      571,183                                           574,798
  Exercise of Class "B" Warrants                     333,334     333       49,667                                            50,000
  Exchange of Preferred shares
    for Common shares           7,936,666) (7,936) 7,936,666   7,936          -                     -
  Preferred stock dividend                                                                                  (108,300)      (108,300)
  Net Income                           -                                                                     652,652        652,652
                                --------- ------- ---------- -------  ----------- ----------- --------  ------------  -------------

BALANCE - DECEMBER 31, 2000       145,500     146 69,178,287  69,178    9,066,282          -    (5,768)   11,518,495)    (2,388,657)

 Shares issued for:
  Cash                                            13,413,749  13,414      598,979                                           612,393
  Services                                         1,680,000   1,680      174,570                                           176,250
  Debt                                               600,000     600       85,700                                            86,300
  Conversion of debt                                 710,000     710       57,885                                            58,595
  Receivable                                       1,032,250   1,032       66,468     (67,500)                                  -
  Preferred stock dividend                                                                                  (108,300)      (108,300)
  Net loss                             -                                                                  (1,257,719)    (1,257,719)
                                ---------  ------ ---------- -------  -----------  ----------  -------  ------------  -------------

BALANCE - DECEMBER 31, 2001       145,500  $  146 86,614,286 $86,614  $10,049,884  $  (67,500) $(5,768) $(12,884,514) $  (2,821,138)
                                =========  ====== ========== =======  ===========  ==========  =======  ============  =============






                       See notes to financial statements.

                                     WATER CHEF INC.

                                STATEMENTS OF CASH FLOWS


                                                                                               Years Ended December 31,
                                                                                             -----------------------------
                                                                                                 2001            2000
                                                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                                        $  (1,257,719)  $     652,652
       Adjustments to reconcile net (loss) income to
         net cash used in operating activities
            Loss from discontinued operations                                                       40,412         126,679
            Extraordinary item - gain on early  extingiuishment
               of debt  from discontinued operations                                              (213,747)     (2,236,606)
            Gain on disposal of discontinued operations                                            (38,791)              -
            Depreciation and amortization                                                            1,264           9,319
            Non-cash compensation                                                                  176,250         738,334
            Amortization of debt discount                                                           74,000               -
            Common stock issued for non-payment
               of note and interest payable                                                         12,300               -
       Change in assets and liabilities
         Cash held in escrow                                                                             -         161,988
         Inventories                                                                              (159,250)              -
         Other current assets                                                                      (49,717)         (9,945)
         Accounts payable and accrued expenses                                                     585,928         185,012
                                                                                             -------------   -------------
       Net cash used in continuing operations                                                     (829,070)       (372,567)
       Net cash used in discontinued operations                                                   (307,574)       (136,354)
                                                                                             -------------   -------------
NET CASH USED IN OPERATING ACTIVITIES                                                           (1,136,644)       (508,921)
                                                                                             -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                                (551)           (405)
    Purchase of patents                                                                            (24,500)              -
                                                                                             -------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (25,051)           (405)
                                                                                             -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                                    450,000         150,000
    Repayment of note payable                                                                      (25,000)              -
    Proceeds from sale of common stock and exercise of warrants                                    612,392         513,000
                                                                                             -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        1,037,392         663,000
                                                                                             -------------   -------------

NET (DECREASE) INCREASE IN CASH                                                                   (124,303)        153,674

CASH AT BEGINNING OF YEAR                                                                          158,100           4,426

                                                                                             -------------   -------------
CASH AT END OF YEAR                                                                          $      33,797         158,100
                                                                                             =============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                                                              $           -   $           -
                                                                                             =============   =============
       Income taxes                                                                          $           -   $           -
                                                                                             =============   =============

    Non-cash financing and investing activities:
       Common stock issued for debt                                                          $      48,994   $           -
                                                                                             =============   =============
       Common stock issued for debt - discontinued operations                                $       9,600   $     574,798
                                                                                             =============   =============
       Common stock issued with debt                                                         $      74,000   $           -
                                                                                             =============   =============
       Accounts payable converted to note payable                                            $      20,000   $           -
                                                                                             =============   =============


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

2.       DISCONTINUED OPERATIONS


         In November 2001, the Company's sold the assets of their water cooler and filter operations with a book value of $61,209 for $100,000, resulting in a gain of $38,791. As of December 31, 2001, $50,000 of the $100,000 sale price has been received. Accordingly, this segment of the Company's business is reported as discontinued operations for the year ended December 31, 2001. The year ended December 31, 2000 has been restated to reflect such operations as discontinued.


         The following assets were disposed of:

                  Inventory                                                     $        20,000
                  Fixed assets (net of accumulated
                           depreciation of $281,612)                                     10,833
                  Patents and trademarks (net of
                           accumulated amortization of $46,251)                          30,376
                                                                                ---------------

                                                                                $        61,209
                                                                                ===============

         Loss from discontinued operations consists of the following:

                                                                           Year ended December 31,
                                                                    ------------------------------------
                                                                         2001                  2000
                                                                    ---------------       --------------
         Net sales                                                  $       152,040       $      257,197
                                                                    ---------------       ---------------

         Cost of sales                                                      (84,029)            (169,163)
         Selling, general and administrative expenses                      (108,423)            (105,625)
         Write-down of investment in joint venture                                -              (52,184)
         Inventory write-down                                                     -              (56,904)
         Gain on disposal of discontinued operations                         38,791                    -
                                                                    ---------------       --------------
                                                                           (153,661)            (383,876)
                                                                    ---------------       --------------

         Loss from discontinued operations                          $        (1,621)      $     (126,679)
                                                                    ===============       ==============

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

         During the year ended December 31, 2001, the Company reduced its outstanding debt through forgiveness by $213,747, as it related to its discontinued operations. Such amount has been recorded as an extraordinary item.


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


         h. Income (Loss) Per Share - Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options and warrants. Diluted per share amounts are computed excluding common stock equivalents of approximately 6,450,000 shares since their inclusion would be anti-dilutive.


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

3.       INVENTORIES

         At December 31, 2001, inventories consisted of 18 units of the Company's water purification units.

4.       NOTES PAYABLE

         Notes payable at December 31, 2001 consist of the following:

                  (a)           $     401,250
                  (b)                 130,248
                  (c)                 462,533
                  (d)                 220,000
                                -------------
                                $   1,214,031
                                =============

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

         (d) In November 2000, the Company entered into a Convertible Promissory Note agreement, whereby the Company may be advanced a maximum of $300,000. The Company was advanced the following: $100,000 in November 2000, $50,000 in December 2000 and $50,000 in January 2002. No further advances were made to the Company. The advances bear interest at 10% per annum and were to have been repaid as of January 15, 2002. Further, if any payments due after the original due date remain unpaid, a late charge of 4% of the amount due is assessed. The note holder has the option to convert the advances, accrued interest and late charges into the Company's stock at $.05 per share. A maximum of 6,000,000 shares may be issued upon conversion. As of December 31, 2001, the Company owed $220,000 on these advances, inclusive of $20,000 in interest. The Company and the note holder, by mutual consent, have agreed to extend the due date of the note to May 1, 2002. All other terms and provisions of the note are unchanged.

5.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         At December 31, 2001, accrued expenses and other current liabilities were as follows:

                   Payroll                               $         307,743
                   Consulting                                       36,333
                   Other                                            60,714
                                                         -----------------
                                                         $         404,790
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

         b.       Services -

                  In the year ended December 31, 2000, the Company issued an aggregate of 2,564,836 shares of its common stock for consulting services provided to the Company, valued at $586,500. Such shares were issued throughout the year at prices ranging from $.03 to $.30 depending on market prices on the dates of issue.


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

         d.       Conversion of Debt -

                  The Company, during the year ended December 31, 2000, issued an aggregate of 1,614,550 shares of common stock to settle payables and notes payable with accrued interest of $394,798 for continuing operations, and 2,000,000 shares of common stock were issued to settle notes and accrued interest of $180,000.


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

                                                                 OPTIONS                          WARRANTS
                                                      ------------------------------    ------------------------------
                                                                         Weighted                          Weighted
                                                         Shares           Average          Shares           Average
                                                       Underlying        Exercise        Underlying        Exercise
                                                        Options            Price          Warrants           Price
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 31, 1999                   50,000      $        .10        2,333,338     $        .15
                  Exercised                                                                  (333,334)             .15
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 31, 2000 and
         December 31, 2001                                  50,000      $        .10        2,000,004     $        .15
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

         Rent expense from continuing operations for the years ended December 31, 2001 and 2000 was $22,320 and $21,156, respectively. Rent expense from discontinued operations for the years ended December 31, 2001 and 2000 was $27,236 and $32,400, respectively.


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

         The income tax benefit differs from the amount computed by applying the statutory federal income tax rate to the loss before the income taxes income as follows:

                                                                                  Year ended December 31,
                                                                              --------------- -- --------------
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

13.      COMMITMENTS AND CONTINGENCIES


         - The Company is a defendant in an action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of $300,000 of debenture principal together with interest from 1997, and the issuance of penalty shares for non payment of principal and interest. In addition, the plaintiff's claim that they have suffered by the Company's failure to register the shares issued under the debenture, the warrants issued under the debenture and the shares issuable under the warrant agreement.

                  The Company has interposed defenses and counterclaims, which the Company and its legal counsel believe, have strong merit. In connection with the debentures, the Company issued 6,667 shares of common stock for every $1,000 of debt at a price of $0.15 per share. The Company claims that it is owed the $300,000 consideration for such shares. In addition, the Company issued warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.15 per share exercisable until April 2002. Furthermore, the Company issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share.

                  The Company and the plaintiffs, in this dispute, have reached a tentative agreement in principal to settle their differences. If the agreement is finalized, the Company will issue additional shares of common stock in lieu of the principal and interest owed to settle the dispute. Management does not expect total shares to be issued under the agreement to be less than 3,000,000, nor does it believe that this settlement will have a material adverse effect upon the Company. At this time, the Company has made no accrual for any possible contingent loss, as the amount cannot yet be reasonably estimated.

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

ITEM 10.          EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

Name                        Year            Salary         Bonus          Non-Cash            Total
Principal Position                                                                        Compensation
Compensation
David A.  Conway            2001            $165,000 (1)     0               0              $165,000
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

Name and Address of                      Number of Shares of                            Percentage of
Beneficial Owner of Shares               Voting Stock Beneficially Owned (1)            Total Voting
--------------------------               -----------------------------------            -------------
David A. Conway (2) (3)                            19,201,390                               22.2%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Martin Clare                                          499,999                                  ---
Civilization Communications Inc.
W. Hawthorne
Valley Stream, NY

Richard P. Farkas (4)                                 250,000                                  ---
IMC
33 Baruch Dr.
Long Branch, NJ  07740

Rudolf W. Schindler                                 2,300,000                                2.7%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Marshall S. Sterman                                   250,000                                 ---
The Mayflower Group
68 Phillips Beach Road
Swampscott, MA 01907

All executive officers and
Directors as a Group (5)                           22,501,289                                26.0%
                                         ============================================================

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

4.       Deceased, March 2002.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           None.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit
                           Number   Description


                           3(ii) Amended and Restated By-Laws of Water Chef,
                                 Inc.

                           4.1   Certificate of Designation of Series A
                                 Preferred Stock of Water Chef, Inc.

                           4.2   Certificate of Designation of Series C
                                 Preferred Stock of Water Chef, Inc.

                           4.3   Certificate of Designation of Series D
                                 Preferred Stock of Water Chef, Inc.

                           4.4   Series B Warrant to Purchase Common Stock

                           4.5   2% Subordinated Debentures

                          10.1   Settlement Agreement

                          10.2   Subdistribution Agreement

                  (b)      Reports on Form 8-K

                           None











                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WATER CHEF, INC.


February 26, 2003                             /s/David A. Conway
Date:                                         David A. Conway
                                              President, Chief Executive Officer
                                              (Principal Operating Officer)

                                                                   Exhibit 3(ii)

                       ----------------------------------

                              AMENDED AND RESTATED

                                     BY-LAWS

                                       OF

                                WATER CHEF, INC.,

                             a Delaware corporation

                        ---------------------------------

                                   ARTICLE I

                                  STOCKHOLDERS

     SECTION 1.1 Annual Meetings. An annual meeting of stockholders to elect directors and transact such other business as may properly be presented to the meeting may be held at such place, within or without the State of Delaware, as may be designated by or in the manner provided in the Certificate of Incorporation or the By-Laws, or if not so designated, as the Board of Directors may from time to time determine. If pursuant to the Certificate of Incorporation or the By-Laws, the Board of Directors is authorized to determine the place of a meeting of stockholders, the Board of Directors may, in its sole discretion, determine that the meeting shall not be held at any place, but may instead be held solely by means of remote communication as authorized by the provisions of the General Corporation Law of the State of Delaware (the "DGCL").

     If authorized by the Board of Directors in its sole discretion, and subject to such guidelines and procedures as the Board of Directors may adopt, stockholders and proxyholders not physically present at a meeting of stockholders may, by means of remote communication, participate in a meeting of stockholders and be deemed present in person and vote at a meeting of stockholders, whether such meeting is to be held at a designated place or solely by means of remote communication. If such means are authorized, the Corporation shall implement reasonable measures to verify that each person deemed present and permitted to vote at the meeting by means of remote communication is, in fact, a stockholder or proxyholder. The Corporation shall also implement reasonable measures to provide such stockholders and proxyholders a reasonable opportunity to participate in the meeting and to vote on matters submitted to the stockholders, including an opportunity to read or hear the proceedings of the meeting substantially concurrently with such proceedings. If a stockholder or proxyholder votes or takes other action at the meeting by means of remote communication, a record of such vote or other action shall be maintained by the Corporation.

     SECTION 1.2 Special Meetings. A special meeting of stockholders may be called at any time by two or more directors or the Chairman of the Board or the President and shall be called by any of them or by the Secretary upon receipt of a written request to do so specifying the matter or matters, appropriate for action at such a meeting, proposed to be presented at the meeting and signed by holders of record of a majority of the shares of stock that would be entitled to be voted on such matter or matters if the meeting were held on the day such request is received and the record date for such meeting were the close of business on the preceding day. Any such meeting shall be held at such time and at such place, within or without the State of Delaware, as shall be determined by the body or person calling such meeting and as shall be stated in the notice of such meeting.

     SECTION 1.3 Notice of Meeting; Notice to Stockholders. For each meeting of stockholders written notice shall be given stating the place, if any, date and hour, the means of remote communication, if any, by which stockholders and proxyholders may be deemed to be present in person and may vote at such meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Except as otherwise provided by Delaware law, the written notice of any meeting shall be given not less than 10 nor more than 60 days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, notice shall be deemed to be given when deposited in the United States mail, postage prepaid, directed to the stockholder at such stockholder's address as it appears on the records of the Corporation.

     Any notice given to a stockholder under any provision of the DGCL, the Certificate of Incorporation or By-Laws shall be effective if given by a form of electronic transmission consented to by such stockholder. Any such consent shall be revocable by a stockholder by written notice to the Corporation and shall be deemed revoked under the circumstances described in the DGCL. Notice given to stockholders by electronic transmission shall be given as provided in the DGCL.

     SECTION 1.4 Quorum. Except as otherwise required by the DGCL or the Certificate of Incorporation, the holders of record of a majority of the shares of stock entitled to be voted present in person or represented by proxy at a meeting shall constitute a quorum for the transaction of business at the meeting, but in the absence of a quorum the holders of record present or represented by proxy at such meeting may vote to adjourn the meeting from time to time, without notice other than announcement at the meeting unless otherwise provided in the DGCL or By-Laws, until a quorum is obtained.

     SECTION 1.5 Chairman and Secretary at Meeting. At each meeting of stockholders the Chairman of the Board, or in such person's absence the person designated in writing by the Chairman of the Board, or if no person is so designated, then a person designated by the Board of Directors, shall preside as chairman of the meeting; if no person is so designated, then the meeting shall choose a chairman by plurality vote. The Secretary, or in such person's absence a person designated by the chairman of the meeting, shall act as secretary of the meeting.

     SECTION 1.6 Voting; Proxies. Except as otherwise provided by the DGCL or the Certificate of Incorporation:

     (a) Each stockholder shall at every meeting of the stockholders be entitled to one vote for each share of capital stock held by such stockholder.

     (b) Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for such stockholder by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy that is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or by delivering a proxy in accordance with applicable law bearing a later date to the Secretary of the Corporation. A stockholder may authorize another person or persons to act for such stockholder as proxy by transmitting or authorizing the transmission of a telegram, cablegram, or other means of electronic transmission to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive such transmission, provided that any such telegram, cablegram, or other means of electronic transmission must either set forth or be submitted with information from which it can be determined that the telegram, cablegram, or other means of electronic transmission was authorized by the stockholder.

     (c) Directors shall be elected by a plurality vote.

     (d) Each matter, other than election of directors, properly presented to any meeting shall be decided by a majority of the votes cast on the matter.

     (e) Unless otherwise provided in the Certificate of Incorporation, all elections of directors shall be by written ballot. Voting on all other matters need not be by written ballot unless ordered by the chairman of the meeting or if so requested by any stockholder present or represented by proxy at the meeting and entitled to vote on such matter.

     (f) If authorized by the Board of Directors, the requirement of a written ballot may be satisfied by a ballot submitted by electronic submission, accompanied by the information specified in the DGCL.

     SECTION 1.7 Adjourned Meetings. A meeting of stockholders may be adjourned to another time or place. Unless the Board of Directors fixes a new record date, stockholders of record for an adjourned meeting shall be as originally determined for the meeting from which the adjournment was taken. Except as provided in the next succeeding sentence, notice need not be given of the adjourned if the time, place, if any, thereof, and the means of remote communication, if any, by which stockholders and proxy holders may be deemed to be present in person and vote at such adjourned meeting are announced at the meeting at which the adjournment is taken. If the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote. At the adjourned meeting at which there shall be present or represented the holders of record of the requisite number of shares, any business may be transacted that might have been transacted at the meeting as originally called.

     SECTION 1.8 Consent of Stockholders in Lieu of Meeting. Any action that may be taken at any annual or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. A telegram, cablegram or other electronic transmission consenting to action shall be deemed to be written, signed and dated provided that it sets forth or is delivered with information from which the Corporation can determine that it was transmitted by the stockholder, proxyholder or by a person authorized to act for the stockholder or proxyholder and the date on which it was transmitted. No consent given by telegram, cablegram or other electronic transmission shall be deemed to have been delivered until there shall have been compliance with applicable provisions of the DGCL. Notice of the taking of such action shall be given promptly to each stockholder that did not consent thereto in writing to the extent such notice is required by the provisions of the DGCL.

     SECTION 1.9 List of Stockholders Entitled to Vote. At least 10 days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder, shall be prepared. Such list shall be open to the examination of any stockholder (as defined in Section 220 of the DGCL or any successor statute) for any proper purpose, for a period of at least 10 days prior to the meeting,
(a) on a reasonably accessible electronic network, provided that the information required to gain access to the list is provided with the notice of the meeting or, (b) during ordinary business hours, at the principal place of business of the Corporation. If the meeting is to be held at a place, such list shall be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present. If the meeting is to be held solely by means of remote communication, the such list shall also be open to the examination of any stockholder during the whole time of the meeting on a reasonably accessible electronic network, and the information required to access such list shall be provided with the notice of the meeting.

     SECTION 1.10 Fixing of Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than 60 nor less than 10 days before the date of such meeting, nor more than 60 days prior to any other action. If no record date is fixed, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed; and the record date for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

     SECTION 1.11 Shareholder Proposals. Any stockholder wishing to submit a proposal for consideration at an annual meeting of stockholders, other than a nomination for election to the corporation's board of directors, shall give notice to the corporation of such proposal not less than 45 days prior to the first anniversary of the date of the last annual meeting of stockholders. Such notice shall be in writing, delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Corporation, and shall be received by the Secretary conformity with the deadline referred to in the previous sentence. Each notice shall set forth (i) the name, age and address of the stockholder who intends to make the proposal and a brief description of the proposal itself; (ii) a representation that the stockholder is a holder of record of the Corporation entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to present the proposal specified in the notice; and (iii) such other information regarding the proposal as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had such proposal been made by the Board of Directors of the Corporation. The Chairman of any meeting of stockholders may, if the facts warrant, determine and declare to the meeting that a stockholder proposal was not made in accordance with the foregoing procedure, and if he or she should so determine, the Chairman shall so declare to the meeting and the defective proposal shall be disregarded. In all other respects, stockholder proposals shall conform to Rule 14a-8 under the Securities Exchange Act of 1934, as amended.

     Any stockholder wishing to submit a proposal for consideration at the annual meeting of stockholders for the nomination for the election to the Corporation's board of directors. Such nominations shall be made by notice in writing, delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Corporation not less than 45 days prior to the first anniversary of the date of the last meeting of stockholders of the Corporation called for the election of directors. Each notice shall set forth (i) the name, age and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the stockholder is a holder of record of the corporation entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) the name, age, business address and, if known, residence address of each nominee proposed in such notice; (iv) the principal occupation or employment of each such nominee; (v) a description of all arrangements or understandings between the stockholder and each such nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (vi) such other information regarding each such nominee as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board of Directors of the corporation; and (vii) the consent of each such nominee to serve as a director of the corporation if so elected. The Chairman of any meeting of stockholders may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and if he or she should so determine, the Chairman shall so declare to the meeting and the defective nomination shall be disregarded. Except as required in the By-Laws no election need be by written ballot. In all other respects, stockholder proposals shall conform to Rule 14a-8 under the Securities Exchange Act of 1934, as amended.

                                   ARTICLE II

                                    DIRECTORS

     SECTION 2.1 Number; Term of Office; Qualifications; Vacancies. The number of the directors constituting the entire Board of Directors shall be the number, not less than one nor more than 15, fixed from time to time by a majority of the total number of directors which the Corporation would have, prior to any increase or decrease, if there were no vacancies, provided, however, that no decrease shall shorten the term of an incumbent director. Until otherwise fixed by the directors, the number of directors constituting the entire Board shall be three (3). Directors shall be elected at the annual meeting of stockholders to hold office, subject to Sections 2.2 and 2.3, until the next annual meeting of stockholders and until their respective successors are elected and qualify. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by the sole remaining director, and the directors so chosen shall hold office, subject to Sections 2.2 and 2.3, until the next annual meeting of stockholders and until their respective successors are elected and qualify.

     SECTION 2.2 Resignation. Any director of the Corporation may resign at any time by giving written notice or by electronic transmission, as defined in the DGCL, of such resignation to the Board of Directors or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or, if no time be specified, upon receipt thereof by the Board of Directors or the Secretary; and, unless specified therein, the acceptance of such resignation shall not be necessary to make it effective. When one or more directors shall resign from the Board of Directors effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office as provided in these By-Laws in the filling of other vacancies.

     SECTION 2.3 Removal. Subject to the provisions of the DGCL, any one or more directors may be removed, with or without cause, by the vote or written consent of the holders of a majority of the shares entitled to vote at an election of directors.

     SECTION 2.4 Regular and Annual Meetings; Notice. Regular meetings of the Board of Directors shall be held at such time and at such place, within or without the State of Delaware, as the Board of Directors may from time to time prescribe. No notice need be given of any regular meeting, and a notice, if given, need not specify the purposes thereof. A meeting of the Board of Directors may be held without notice immediately after an annual meeting of stockholders at the same place as that at which such meeting was held.

     SECTION 2.5 Special Meetings; Notice. A special meeting of the Board of Directors may be called at any time by the Board of Directors, the Chairman of the Board or the President and shall be called by any one of them or by the Secretary upon receipt of a written request to do so specifying the matter or matters, appropriate for action at such a meeting, proposed to be presented at the meeting and signed by at least two directors. Any such meeting shall be held at such time and at such place, within or without the State of Delaware, as shall be determined by the body or person calling such meeting. Notice of such meeting stating the time and place thereof shall be given (a) by deposit of the notice in the United States mail, first class, postage prepaid, at least seven days before the day fixed for the meeting addressed to each director at such person's address as it appears on the Corporation's records or at such other address as the director may have furnished the Corporation for that purpose, or
(b) by delivery of the notice similarly addressed for dispatch by facsimile or telegraph, or by delivery of the notice by telephone or in person, in each case at least 48 hours before the time fixed for the meeting.

     SECTION 2.6 Presiding Officer and Secretary at Meetings. Each meeting of the Board of Directors shall be presided over by the Chairman of the Board or in such person's absence by such member of the Board of Directors as shall be chosen at the meeting. The Secretary, or in such person's absence an Assistant Secretary, shall act as secretary of the meeting, or if no such officer is present, a secretary of the meeting shall be designated by the person presiding over the meeting.

     SECTION 2.7 Quorum. A majority of the directors then in office shall constitute a quorum for the transaction of business, but in the absence of a quorum a majority of those present (or if only one be present, then that one) may adjourn the meeting, without notice other than announcement at the meeting, until such time as a quorum is present. The vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

     SECTION 2.8 Meeting by Telephone. Unless otherwise restricted by the Certificate of Incorporation or By-Laws, members of the Board of Directors or of any committee thereof may participate in meetings of the Board of Directors or of such committee by means of conference telephone or other communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meeting.

     SECTION 2.9 Action Without Meeting. Unless otherwise restricted by the Certificate of Incorporation or By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if all members of the Board of Directors or of such committee, as the case may be, consent thereto in writing or by electronic transmission and the writing or writings are filed with the minutes of proceedings of the Board of Directors or of such committee. Such electronic transmission or transmissions filing shall be in paper form if the minutes are maintained in paper form and shall be in electronic form if such minutes are maintained in electronic form.

     SECTION 2.10 Committees of the Board. The Board of Directors may, by resolution passed by the Board of Directors, designate one or more other committees, each such committee to have such name and to consist of one or more directors as the Board of Directors may from time to time determine. Any such committee, to the extent provided in such resolution or resolutions, shall have and may exercise the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, but no such committee shall have such power or authority in reference to (a) approving or adopting, or recommending to the stockholders, any action or matter expressly required by the DGCL to be submitted to stockholders for approval, or (b) adopting, amending or repealing any By-Law. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

     SECTION 2.11 Compensation. No director shall receive any stated salary for such person's services as a director or as a member of a committee but shall receive such sum, if any, as may from time to time be fixed by the Board of Directors.

                                  ARTICLE III

                                    OFFICERS

     SECTION 3.1 Election; Qualification. The officers of the Corporation shall consist of a President, a Secretary and a Treasurer, each of whom shall be elected by the Board of Directors. The Board of Directors may elect a Chairman of the Board, one or more Vice Presidents, or Controller, one or more Assistant Secretaries, one or more Assistant Treasurers, one or more Assistant Controllers and such other officers as it may from time to time determine. The Board of Directors shall also determine which of the officers shall hold the offices of Chief Executive Officer and Chief Financial Officer. Any officer other than the Chairman of the Board may, but is not required to, be a director of the Corporation. Two or more offices may be held by the same person.

     SECTION 3.2 Term of Office. Each officer shall hold office from the time of such person's election and qualification to the time at which such person's successor is elected and qualified, unless he shall die or resign or shall be removed pursuant to Section 3.4 at any time sooner.

     SECTION 3.3 Resignation. Any officer of the Corporation may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman of the Board, the President or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or, if no time be specified, upon receipt thereof by the Board of Directors or one of the above-named officers; and, unless specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     SECTION 3.4 Removal. Any officer may be removed at any time, with or without cause, by the vote of the Board of Directors.

     SECTION 3.5 Vacancies. Any vacancy however caused in any office of the Corporation may be filled by the Board of Directors.

     SECTION 3.6 Compensation. The compensation of each officer shall be such as the Board of Directors may from time to time determine.

     SECTION 3.7 Duties of Officers. Officers of the Corporation shall, unless otherwise determined by the Board of Directors, have such powers and duties as generally pertain to their respective offices, as well as such powers and duties as may be set forth in the By-Laws or as may from time to time be specifically conferred or imposed by the Board of Directors.

                                   ARTICLE IV

                                  CAPITAL STOCK

     SECTION 4.1 Stock Certificates. The interest of each holder of stock of the Corporation shall be evidenced by a certificate or certificates in such form as the Board of Directors may from time to time prescribe. Each certificate shall be signed by, or in the name of, the Corporation by the Chairman of the Board, the President or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary. Any of or all the signatures appearing on such certificate or certificates may be a facsimile. If any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were such officer, transfer agent or registrar at the date of issue.

     SECTION 4.2 Transfer of Stock. Shares of stock shall be transferable on the books of the Corporation pursuant to applicable law and such rules and regulations as the Board of Directors shall from time to time prescribe.

     SECTION 4.3 Redemption of Stock. Any stock of any class or series may be made subject to redemption by the Corporation at its option or at the option of the holders of such stock upon the happening of a specified event; provided however, that immediately following any such redemption the Corporation shall have outstanding one or more shares of one or more classes or series of stock, which share, or shares together, shall have full voting powers.

     SECTION 4.4 Holders of Record. Prior to due presentment for registration of transfer the Corporation may treat the holder of record of a share of its stock as the complete owner thereof exclusively entitled to vote, to receive notifications and otherwise entitled to all the rights and powers of a complete owner thereof, notwithstanding notice to the contrary.

     SECTION 4.5 Lost, Stolen, Destroyed or Mutilated Certificates. The Corporation shall issue a new certificate of stock to replace a certificate theretofore issued by it alleged to have been lost, destroyed or wrongfully taken, if the owner or such owner's legal representative (a) requests replacement, before the Corporation has notice that the stock certificate has been acquired by a bona fide purchaser; (b) unless the Board of Directors otherwise determines, files with the Corporation a bond sufficient to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft or destruction of any such stock certificate or the issuance of any such new stock certificate; and (c) satisfies such other terms and conditions as the Board of Directors may from time to time prescribe.

                                   ARTICLE V

                                  MISCELLANEOUS

     SECTION 5.1 Indemnification. The Corporation shall, to the fullest extent permitted by the DGCL, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said statute from and against any and all of the expenses, liabilities or other matters referred to in or covered by said statute, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which any person may be entitled under any By-Law, resolution of shareholders, resolution of directors, agreement, or otherwise, as permitted by said statute, both as to action in such person's official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such person. This Section 5.1 shall be construed to give the Corporation the broadest power permissible by the DGCL, as it now stands and as from time to time amended.

     SECTION 5.2 Waiver of Notice. Whenever notice is required by the Certificate of Incorporation, the By-Laws or any provision of the DGCL, a written or electronically transmitted waiver thereof, signed by the person entitled to notice, whether before or after the time required for such notice, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders, directors or members of a committee of directors need be specified in any written waiver of notice.

     SECTION 5.3 Fiscal Year. The fiscal year of the Corporation shall start on such date as the Board of Directors shall from time to time prescribe.

     SECTION 5.4 Corporate Seal. The corporate seal shall be in such form as the Board of Directors may from time to time prescribe, and the same may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.

                                   ARTICLE VI

                              AMENDMENT OF BY-LAWS

     SECTION 6.1 Amendment. The By-Laws may be altered, amended or repealed by the stockholders and, if permitted by the Certificate of Incorporation, by the Board of Directors.

                                                                    Exhibit 4.1

                           CERTIFICATE OF DESIGNATION

                                       OF

                            SERIES A PREFERRED STOCK

                                       OF

                                WATER CHEF, INC.



     Pursuant to Section 141 (f) of the Delaware General Corporation Law, Water Chef, Inc., a Delaware corporation (the "Corporation"), does hereby certify as follows:

     1. The following resolution was duly adopted by a majority of the Shareholders of the Corporation on September 8, 1993:

         RESOLVED, that there be created a series of the Preferred Stock, par value $.001 per share, of this Corporation consisting of 400,000 shares, to be designated as the Series A Preferred Stock ("Series A Preferred Stock"), and that the holders of such shares shall have the rights, preferences and privileges set forth on Exhibit A to this Resolution; and it was further

         RESOLVED, that the officers of the corporation be, and they hereby are, authorized and empowered to execute and file with the Secretary of State of the State of Delaware, a certificate of designation setting forth the rights, preferences and privileges of the holders of the Series A Preferred Stock and to make such other filings as may be required by any jurisdiction in which the Corporation may be authorized to do business.

     2. Set forth as Exhibit A to this Certificate of Designation is a true and correct copy of the rights, preferences and privileges of the holders of the Series A Preferred Stock.

         IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by its Chairman and its Secretary this 11th day of January, 1994.



                                /s/ C. Gus Grant
                                C. Gus Grant, Chairman



ATTEST: /s/ August A. Perry
            August A. Perry, Secretary

                                    EXHIBIT A

     The designation of, the number of shares constituting, and the rights, preferences, privileges and restrictions relating to the Series A Preferred Stock are as follows:

     1. Designation and Number of Shares. The designation of this series of 400,000 shares of Preferred Stock, par value $.001 per share, created by the Board of Directors of the Corporation pursuant to the authority granted to it by the Certificate of Incorporation of the Corporation, is "Series A Preferred Stock." In the event that the Corporation does not issue the maximum number of shares of Series A Preferred Stock, the corporation may, from time to time, by resolution of the Board of Directors, reduce the number of shares of Series A Preferred Stock authorized, provided, that no such reduction shall reduce the number of authorized shares to a number which is less than the number of shares of Series A Preferred Stock then issued. The number of shares by which the Series A Preferred Stock is reduced shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such stock is once more designated as part of a particular series by the Corporation's Board of Directors.

     2. Dividend Rights.

     (a) Holders of shares of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of one Dollar ($1.00) per share (equal to 10% of the $10.00 purchase price per Series A Preferred Share on original issuance) (i) out of funds of the Corporation legally available therefor, or (ii) in the whole number of Shares based on the "current market price" per share of the Common stock. The current market price shall be deemed to be the average of the daily closing bid prices for the five (5) consecutive trading days commencing such number of days prior to (but not including) the dividend payment date, computed pursuant to 4(d)(iii)(B), as if such shares had been purchased for cash using the dividend amount per share payable to the holder of the Preferred Stock on the applicable dividend payment date. If less than one (1) whole share is issuable based on the foregoing computation, the dividend shall be paid in cash. Any fractions of shares in excess of whole shares shall be paid in cash. No fractional shares or scrip shall be issued, subject to the provisions of Paragraph 2(c) of this Certificate of Designation. The Corporation may retain a firm of independent public accountants of recognized standing selected by the Board of Directors (who may be the regular accountants employed by the Corporation) to make any calculation required by this paragraph 2(a), and a certificate signed by such firm shall be conclusive evidence of the correctness of such calculation. Dividends shall be payable as follows: For the period ending December 31, 1994, the dividend payment date shall be December 31, 1994; dividends thereafter shall be paid in quarterly installments on the dividend payment dates hereinafter redefined. Dividend payment dates subsequent to December 31, 1994 shall be March 31, June 30, September 30, and December 31, of each year commencing March 31, 1995. Dividends shall be payable on the dividend payment dates to holders of Series A Preferred stock of record on the first day of the month in which such dividend payment date occurs. Each quarterly period ending on a dividend payment date is referred to as a "dividend period." Dividends on the Series A Preferred Stock shall be fully cumulative and accrue, with respect to each share of Series A Preferred Stock, from the date such share of Series A Preferred Stock is originally issued.

     (b) The amount of any dividends "accrued" on any share of Series A Preferred Stock at any, dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including such dividend payment date, whether or not earned or declared, and the account of dividends "accrued" on any share of Series A Preferred Stock at any date other than a dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the last preceding dividend payment date, whether or not earned or declared, plus an amount calculated on the basis of the annual dividend rate set forth in paragraph 2 (a), above, per share for the period after such last preceding dividend payment date to and including the date as of which the calculation is made, based on a three hundred sixty (360) day year of twelve (12) months, each having thirty (30) days.

     (c) So long as any shares of Series A Preferred Stock shall be outstanding, no class or series of capital stock shall be established that ranks senior to or on a parity with, the Series A Preferred Stock with respect to the payment of dividends. Except as provided in this Certificate of Designation, no dividends shall be declared or paid or set aside for payment on any shares of Common Stock or any other classes or series of capital stock ranking junior to the Series A Preferred Stock as to dividends for any dividend period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for payment thereof is set aside for such payment on the Series A Preferred Stock for all dividend periods terminating on or prior to the dividend payment date of such dividends on any such aeries or class. Holders of shares of Series A Preferred Stock shall not be entitled to dividends thereon, whether payable in cash, property or stock, in excess of the full cumulative dividends thereon, as provided in this Certificate of Designation.

     (d) So long as any shares of Series A Preferred Stock shall be outstanding, no class or series of capital stock shall be established that rank senior to or on a parity with, the Series A Preferred Stock in the event of voluntary or involuntary dissolution, liquidation or winding up, and no distribution shall be declared or made upon any junior series or class of capital stock in the event of voluntary and involuntary dissolution, liquidation or winding up shall be redeemed, purchased or otherwise acquired for any consideration by the Corporation or by any subsidiary (which shall mean any corporation or entity, the majority of voting power to elect directors of which is held directly or indirectly by the Corporation), except by conversion into or exchange for any such junior series or class of capital stock; unless, in each case, the full cumulative dividends on all outstanding shares of Series A Preferred Stock shall have been paid in full for all past dividend periods or unless the holders of a majority of the Series A Preferred Stock then outstanding shall consent thereto.

     3. Voting Rights.

     (a) Holders of shares of Series A Preferred Stock shall have the same voting rights in respect thereof as are accorded to the holders of common Stock of the Corporation pursuant to the Amended and Restated Certificate of Incorporation of the Corporation and by law and shall exercise such voting rights with the holders of such Common Stock and not as a class, except as set forth in Paragraph 3(b) below.

     (b) Unless the vote of the holders of a greater number of shares of Series A Preferred Stock shall be then required by law, the consent of the holders of a majority of the shares of Series A Preferred Stock at the time outstanding, given in person or by proxy by a vote at a meeting called for such purpose or given by written consent signed by the holders of the number of shares of Series A Preferred Stock required for approval, voting or giving consent as a single class, shall be necessary for authorizing, effecting or validating the amendment, alteration or repeal of any of the provisions of the Amended and Restated Certificate of Incorporation or any amendment thereto or restatement thereof (including any Certificate of Designation or similar document relating to the Series A Preferred Stock) which affects or would affect adversely the preferences, rights, powers or privileges of the holders of shares of Series A Preferred Stock. The Corporation is not restricted from creating other series of Preferred Stock which may be senior or junior to or on a parity with the Series A Preferred stock as to dividends and/or on voluntary or involuntary dissolution, liquidation or winding up without the consent of the holders of the Series A Preferred Stock.

     4. Right of Corporation to Redeem or Call the Series A Preferred Stock.

     (a) Anything contained in this Certificate of Designation to the contrary notwithstanding, the Corporation shall have the right to redeem or call the Series A Preferred Stock then outstanding, at any time, and from time to time, following three years from January 17, 1994, at a price of $11.00 cash per share called or redeemed, together with any accrued but unpaid dividends thereon to and including the date of redemption (the "Redemption Price").

     (b) The Directors of the Corporation shall have the right in their sole, exclusive and absolute discretion to determine which, if any, and whether pro rata or by lot, of the shares of Series A Preferred Stock should be redeemed or called.

     (c) The Directors of the Corporation shall cause written notice of redemption to be given as set forth in (d) below, to each registered holder of Series A Preferred Stock to be called or redeemed, at their respective addresses as they appear on the records of the Corporation, specifying the certificate numbers) of the shares to be redeemed, the name and address of the Redemption Agent, as defined below, and the name and address of the transfer agent for the Series A Preferred Stock. Such notice shall be mailed to said registered holders by first class, postage prepaid mail no later than the thirtieth day before the date fixed for redemption (the "Redemption pate"). The notice of redemption shall set forth the redemption price, the date set for redemption and the place where certificates for Series A Preferred Stock shall be delivered.

     (d) The Corporation shall appoint as its agent for the purpose of acting as redemption agent for the Series A Preferred Stock a bank or trust company in good standing, organized under the laws of the United States of America or any jurisdiction thereof, and having capital, surplus and undivided profits aggregating at least Twenty Million Dollars ($20,000,000), and may appoint any one or more additional such agents which shall in each case be a bank or trust company in good standing organized under the laws of the United States of America or of any jurisdiction thereof, having an office or offices in the City of Phoenix, or such other place as shall have been designated by the Corporation, and having capital, surplus and undivided profits aggregating at least Twenty Million Dollars ($20,000,000). Such bank or trust company is hereinafter referred to as the "Redemption Agent." Following such appointment and prior to any redemption, the Corporation shall deliver to the Redemption Agent irrevocable written instructions authorizing the Redemption Agent, on behalf and et the expense of the Corporation, to cause such notice of redemption to be duly mailed as above provided as soon as practicable after receipt of such irrevocable instructions and in accordance with the above provisions. All funds necessary for the redemption shall be deposited with the Redemption Agent in trust at least two business days prior to the Redemption Date, for the pro rata benefit of the holders of the shares so called for redemption, so as to be and continue to be available therefor. Neither failure to mail any such notice to one or more such holders nor any defect in any notice shall affect the sufficiency of the proceedings for redemption as to other holders.

     (e) If notice of redemption shall have been given as hereinbefore provided, and the Corporation shall not default in the payment of the Redemption Price, then each holder of shares called for redemption shall be entitled to all preferences and relative and other rights accorded by this resolution until and including the date prior to the Redemption Date. If the Corporation shall default in making payment or delivery as aforesaid on the Redemption Date, then each holder of the shares called for redemption shall be entitled to all preferences and relative and other rights accorded by this resolution until and including the date prior to the date (the "Final Redemption Date") when the corporation makes payment or delivery as aforesaid to the holders of the Preferred Stock. From and after the Redemption Date or, if the Corporation shall default in making payment or delivery as aforesaid, the final Redemption Date, the shares called for redemption shall no longer be deemed to be outstanding, and all rights of the holders of such shares shall cease and terminate, except the right of the holders of such shares, upon surrender of certificates therefor, to receive amounts to be paid hereunder. The deposits of monies in trust with the Redemption Agent. shall be irrevocable except that the Corporation shall be entitled to receive from the Redemption Agent the interest or other earnings, if any, earned on any monies so deposited in trust, and the holders of any shares redeemed shall have no claim to such interest or other earnings, if any, earned on any monies so deposited in trust, and the holders of any shares redeemed shall have no claim to such interest or other earnings, and any balance of monies so deposited by the Corporation and unclaimed by the holders of the Preferred stock entitled thereto at the expiration of two (2) years from the Redemption Date (or the Final Redemption Date, as applicable) shall be repaid, together with any interest or other earnings thereon, to the Corporation, and after any such repayment, the holders of the shares entitled to the funds so repaid to the Corporation shall look only to the Corporation for such payment, without interest.

     5. Liquidation Rights.

     (a) In the event of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of the Series A Preferred Stock shall be entitled to receive out of the assets of the Corporation the sum of $10.00 per share of Series A Preferred Stock then outstanding, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final payment or distribution, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to series A Preferred Stock as to such payment or distribution.

     (b) The sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation shall be deemed a voluntary dissolution, liquidation or winding up of the corporation for purposes of this Paragraph 5. The merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation, shall not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Paragraph 5; provided, however, that the merger or consolidation of the Corporation into another corporation shall be deemed to be a voluntary dissolution, liquidation or winding up of the Corporation for the purposes of this Paragraph 5, unless either (i) the holders of all shares of Series A Preferred Stock outstanding upon the effectiveness of such merger or consolidation shall have the right, upon such effectiveness, to receive for each share of Series A Preferred stock held by them upon such effectiveness, one share of Preferred Stock of the resulting or surviving corporation, which share shall have, to the extent practicable, dividend and voting rights and rights upon dissolution, liquidation or winding up reasonably equivalent to those of such share of Series A Preferred Stock, and shall have the right to convert such share of Preferred Stock into the number of shares of stock or other securities or property receivable upon such merger or consolidation, as the case may be, by a holder of the number of shares of Common Stock into which such share of Series A Preferred Stock was convertible immediately prior to such merger or consolidation, or (ii) the merger or consolidation was approved by the holders of a majority of the shares of Series A Preferred Stock then outstanding either at a meeting of such stockholders or by a written consent in lieu of a meeting.

     (c) After the payment in cash to the holders of Series A Preferred Stock of the full preferential amounts in the amounts which have been fixed hereby for the shares of Series A Preferred Stock, such holders as such shall have no right or claim to any of the remaining assets of the Corporation.

     (d) In the event the assets of the Corporation available for distribution to the holders of shares of Series A Preferred Stock upon dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to Paragraph 5(a) of this certificate of Designation, no such distribution shall be made on account of any shares of any other class or series of capital stock of the Corporation ranking on a parity with the shares of Series A Preferred Stock upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of Series A Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

     (e) Upon the dissolution, liquidation or winding up of the Corporation, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders all amounts to which such holders are entitled pursuant to Paragraph 4(a) of this Certificate of Designation before any payment shall be made to the holders of any class of capital stock of the corporation ranking junior upon liquidation to Series A Preferred Stock.

     6. Bank of Series. For purposes of this certificate of Designation, any stock of any series or class of the Corporation shall be deemed to rank junior to shares of Series A Preferred Stock as to dividends or upon liquidation, dissolution car winding up, as applicable, if such class shall be Common Stock or if the holders of shares of Series A Preferred Stock shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as applicable, in preference or priority to the holders of shares of such class or classes.

     7. No Preemptive Rights. No holder of the Series A Preferred Stock shall, as such holder, be entitled as of right to purchase or subscribe for any shares of stock of the Corporation of any class or any series now or hereafter authorized or any securities convertible into or exchangeable for any shares or any warrants, options, rights or other instruments evidencing rights to subscribe for or purchase any such shares, whether such shares, securities, warrants, options, rights or other instruments be unissued or issued and thereafter acquired by the Corporation.

     8. "Piggy-back" Registration Rights.

     (a) When the Corporation files its first registration statement (defined herein to include a Notification under Regulation A and the Offering Circular included therein) under the Act at any time after January 17, 1994, which relates to a current offering of securities of the Corporation (except in connection with an offering to employees, a stock option or employee benefit plan, an exchange offer or an offer to acquire assets) such registration statement and the prospectus included therein shall also, at the written request to the Corporation by the holder(s) of Common Stock of the Corporation received as dividends on the Series A Preferred Stock (hereinafter referred to as "Common Stock"), include such Common Stock in such registration statement and meet the requirements of the Act with respect to the public offering of such Common Stock so as to permit the public sale. of such Common Stock in compliance with the Act. The Corporation shall give written notice to the holder(s) of such Common Stock (hereinafter referred to collectively as "Holder(s)" of its intention to file a registration statement under the Act relating to a current offering of the Common Stock of the Corporation, sixty (60) or more days prior to the filing of such registration statement, and the written request provided for in the first sentence of this subsection shall be made by the Holder(s) thirty (30) or more days prior to the date specified in the notice as the date on which it is intended to file such registration statement. Any such request by Holder(s) shall include only shares of Common stock into which such Holder(s) Series A Preferred Stock received or were then accrued and payable as a dividend thereon. Neither the delivery of such notice by the corporation nor of such request by the Holder(s) shall in any way obligate the Corporation to file such registration statement and notwithstanding the filing of such registration statement, the Corporation may, at any time prior to the effective date thereof, determine not to offer the securities to which such registration statement relates, without liability to the Holder(s), except that the Corporation shall pay such expenses as are contemplated to be paid by it under subsection (d) of this Section.

     Notwithstanding anything contained in this subsection (a) to the contrary, if any underwriter who is proposing to offer to the public the Corporation's Common Stock should object to and fail to proceed with the offering because all of the Common Stock is proposed to be included in the registration statement, the Corporation may proceed with the offering either including the number of shares which the underwriter will agree to include pro rata among those shares of Common Stock for which registration is requested or none if the underwriter refuses to proceed if any such shares are included, without registering the Common Stock; provided, however, the Corporation can legally file and does file a post-effective amendment to such registration statement, with the consent of said underwriter, within ninety (90) days of the effective date of such registration statement, allowing the selling stockholders to sell the remaining balance, or all, as the case may be, of their Common Stock pursuant to such registration statement.

     (b) In each instance in which pursuant to subsection (a) of this Section, the Corporation shall take any action to permit a public offering or sale or other distribution of the Common Stock, the Corporation shall:

         (1) Supply to the Holder(s) desiring to make a public distribution of their Common Stock and to John MaGee and Co., two executed copies of each registration statement or Notification and a reasonable number of copies of the preliminary, final and other prospectus or offering circular in conformity with requirements of the Act and the Rules and Regulations promulgated thereunder and such other documents as the Holder(s) or their representative shall reasonably request.

         (2) Cooperate in taking such action as may be necessary to register or qualify the Common Stock under such other securities laws or blue sky laws of such jurisdictions as the Holder(s) or their representative shall reasonably request and to do any and all other acts and things which may be necessary or advisable to enable the Holder(s) of such Common Stock to consummate such proposed sale or other disposition of the common Stock in any such jurisdiction; provided, however, the Corporation shall not be required to qualify or register in any state or jurisdiction which would obligate any present security holder to subject their shares of the Corporation's Common Stock to any escrow other than such escrow as may be in effect as of the date hereof, or which would extend or enlarge upon, any current escrow; provided, further, that in no event shall the Corporation be obligated, in connection therewith, to quality to do business or to file a general consent to service of process in any jurisdiction where it shall not then be qualified.

         (3) Keep effective for a period of twenty-four (24) months after the initial effectiveness thereof all such registrations or Notifications under the Act and cooperate in taking such action as may be necessary to keep effective such other registrations and qualifications, and do any and all other acts and things for such period - not to exceed said twenty-four (24) months - as may be necessary to permit the public sale or other disposition of such Common Stock by such Holder(s).

         (4) Indemnify and hold harmless each such Holder(s) and each underwriter, within the meaning of the Act, who may purchase from or sell for any such Holder(s), any Common Stock, from and against any and all losses, claims, damages, and liabilities (including, but not limited to, any and all expenses whatsoever reasonably incurred in investigating, preparing, defending or settling any claim) arising from (i) any untrue or alleged untrue statement of a material fact contained in any registration statement or Notification furnished pursuant to clause (A) of this subsection, or any prospectus or offering circular included therein or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading (unless such untrue statement or omission or such alleged untrue statement or omission was based upon information furnished or required to be furnished in writing to the Corporation by such Holder(s) or underwriter expressly for use therein), which indemnification shall include each person, if any, who controls any such Holder (s) or underwriter within the meaning of the Act; provided, however, each such holder, underwriter or controlling person shall at the same time indemnify the Corporation, its directors, each officer signing any registration statement or Notification or any amendment to any registration statement or Notification and each person, if any, who controls the Corporation within the meaning of the Act, from and against any and all losses, claims, damages and liabilities (including, but not limited to, any and all expenses whatsoever reasonably incurred in investigating, preparing, defending or settling any claim) arising from (iii) any untrue or alleged untrue statement of a material fact contained in any registration statement or Notification or any amendment to any registration statement or Notification or prospectus or offering circular furnished pursuant to clause (1) of this subsection, or (iv) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but the indemnity of such holder, underwriter or controlling person shall be limited to liability based upon information furnished, or required to be furnished, in writing to the Corporation by such holder or underwriter or controlling person expressly for use therein. The indemnity agreement of the Corporation herein shall not inure to the benefit of any such underwriter (or to the benefit of any person who controls such underwriter) on account of any losses, claims, damages, liabilities (or actions or proceedings in respect therefor) arising from the sale of any of such Common Stock by such underwriter to any parson if such underwriter failed to send or give a copy of the prospectus or offering circular furnished pursuant to clause (1) of this subsection, as the same may then be supplemented or amended (if such supplement or amendment shall have been furnished pursuant to said clause (1)) , to such person with or prior to the written confirmation of the sale involved.

         (c) The Corporation shall comply with the requirements of subsection
(a) of this Section and shall pay all of the expenses of the offering set forth in subsection (a). Expenses of the offering for purposes of-this Section are defined to be and shall include all legal, accounting, engineering, printing, filing (including blue-sky filings) and NASD fees, out-of-pocket expenses incurred by Corporation-retained counsel, accountants, and engineers, and miscellaneous identified expenses. The Holder(s) selling shares of Common Stock in the offering shall, however, pay the cost of any separate counsel engaged to review the registration statement on behalf of or to advise the selling shareholders and any underwriting commissions, transfer taxes and underwriter's expense allowance attributable to the Common Stock being sold by the Holder(s), all of which shall be borne by the Common Holder(s) selling such shares of Common Stock.

         The Corporation's obligation under said subsection (a) hereof shall be conditioned as to each such public offering, upon a timely receipt by the Corporation in writing such information as the corporation may reasonably require from such Holder(s), or any underwriter for any of them, for inclusion in such registration statement or Notification or post-effective amendment.

         (d) The Corporation's agreements with respect to the Series A Preferred Stock or the Common Stock in this Section will continue in effect regardless of the payment of dividends in Common Stock on the Series A Preferred Stock.

         (e) Any notices or certificates by the Corporation to the Holder and by the Holder to the Corporation shall be deemed delivered if in writing and sent by certified mail, to the Holder(s) at their addresses shown on the records of the Corporation for such Holder(s), and, if to the Corporation, addressed to it at:

                           14555 North Scottsdale Road
                                    Suite 220
                            Scottsdale, Arizona 85254
                          Attn: C. Gus Grant, Chairman

     The Corporation may change its address by written notice to the Holder (a).

     9. Transfer Agent and Registrar. The Corporation may appoint a transfer agent and registrar for the issuance and transfer of the Series A Preferred Stock and for the payment of dividends to the holders of the Series A Preferred Stock.

                                                                     Exhibit 4.2

                           CERTIFICATE OF DESIGNATION

                                       OF

                            SERIES C PREFERRED STOCK

                                       OF

                                 WATERCHEF, INC.


     Pursuant to Section 141 (f) of the Delaware General Corporation Law, WaterChef, Inc., a Delaware corporation (the "Corporation"), does hereby certify as follows:

     1. The following resolution was duly adopted by the Board of Directors of the Corporation on September 24, 2002 :

              RESOLVED, that there be created a series of One Year 15% Convertible Preferred Stock, par value $.001 per share, of this Corporation consisting of 400,000 shares, to be designated as the Series C Preferred Stock ("Series C Preferred Stock"), and that the holders of such shares shall have the rights, preferences and privileges set forth on Exhibit 1 to this Resolution; and it was further

              RESOLVED, that the officers of the Corporation be, and they hereby are, authorized and empowered to execute and file with the Secretary of State of the State of Delaware, a certificate of designation setting forth the rights, preferences, and privileges of the Series C Preferred Stock and to make such filings as may be required by any jurisdiction in which the Corporation may be authorized to do business.

     2. Set forth as Exhibit 1 to this Certificate of Designation is a true and correct copy of the rights, preferences and privileges of the holders of the Series C Preferred Stock.

              IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by its Chairman this 24th day of September, 2002.

              --------------------
              David A. Conway, Chairman

                                                                    Exhibit 4.3



                           CERTIFICATE OF DESIGNATION

                                       OF

                            SERIES D PREFERRED STOCK

                                       OF

                                 WATERCHEF, INC.


     Pursuant to Section 141 (f) of the Delaware General Corporation Law, WaterChef, Inc., a Delaware corporation (the "Corporation"), does hereby certify as follows:

1. The following resolution was duly adopted by the Board of Directors on April 15, 1996;

     RESOLVED, that there be created a series of the Preferred Stock, par value $.001 per share, of this Corporation consisting of 400,000 shares, to be designated as the Series D Preferred Stock ("Series D Preferred Stock"), and that the holders of such shares shall have the rights, preferences and privileges set forth on Exhibit 1 to this Resolution; and it was further

     RESOLVED, that the officers of the Corporation be, and they hereby are, authorized and empowered to execute and file with the Secretary of State of the State of Delaware, a certificate of designation setting forth the rights, preferences and privileges of the holders of the Series D Preferred Stock and to make such other filings as may be required by as jurisdiction in which the Corporation may be authorized to do business.

2. Set forth as Exhibit 1 to this Certificate of Designation is a true and correct copy of the rights, preferences and privileges of the holders of the Series D Preferred Stock.

     IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by its Chairman and its Secretary this ____day of _____, 1996.


-------------------------------------
C. Gus Grant

ATTEST:
       ------------------------------

For a minimum purchase of 3,000 units an additional 5 shares of the Company's stock will be issued as incentive shares. These shares will be subject to a "put" provision whereby between the 20th and the end of the 23rd month the shareholder may at his/her option sell the shares back to the Company for $0.50 per share (date based on closing of the private placement estimated at July 1, 1996).

     RESOLVED, that the Corporation reserve from the authorized and unissued shares of Common Stock the number of shares required to be reserved for issuance on sale of the units;

     RESOLVED, that the appropriate officers are authorized and empowered to execute such consents to service, Notice on Form D under Regulation D, and any other instruments required by reason of the sale of Units as aforesaid, and to file the same on behalf of the Corporation; and

     RESOLVED, that the appropriate officers of the Corporation be and hereby are authorized and empowered to negotiate and effectuate any changes or amendments to any of the forms of instruments attached hereto as Exhibits and such other and collateral documents as may be required or necessitated pursuant to such Exhibits, and to execute any and all of such instruments on behalf of the Corporation, such execution to constitute the binding agreement thereto by the Corporation.

     IN WITNESS WHEREOF, the undersigned, being all of the Directors of the Corporation, have executed this action by Unanimous Written Consent as of the day of ______, 1996.

DIRECTORS:

---------------------------                          -----------------------
C. Gus Grant                                         John D. Reynolds

                                    EXHIBIT 1

The designation of, the number of shares constituting, and the rights, preferences, privileges and restrictions relating to the Series D Preferred Stock are as follows:

1.   Designation and Number of Shares.

     The designation of this series of 400,004 shares of Preferred Stock, par value $.00l per share, created by the Board of Directors of the Corporation pursuant to the authority granted to it by the Certificate of Incorporation of the Corporation, is "Series D Preferred Stock." In the event that the. Corporation does not issue the maximum number of shares of Series D Preferred Stock, the Corporation may, from time to time, by resolution of the Board of Directors, reduce the number of shares of Series D Preferred Stock authorized, provided, that no such reduction shall reduce the number of authorized shares to a number which is less than the number of shares of Series D Preferred Stock then issued. The number of shares by which the Series D Preferred Stock is reduced shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such stock is once more designated as part of a particular series by the Corporation's Board of Directors.

2.   Dividend Rights.

     (a) Holders of shares of Series D Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of 0.60 per share (equal to 12% of the 5.00 purchase price per Series D Preferred Share on original issuance) (i) out of funds of the Corporation legally available therefore, or (ii) in the whole number of Shares based on the "current market price" per share of the Common Stock. The current market price shall be deemed to be the average of the daily closing bid prices for the five
(5) consecutive trading days commencing such number of days prior to (but not including) the dividend payment date, computed pursuant to 4(d) (iii) (B), as if such shares had been purchased for cash using the dividend amount per share payable to the holder of the Preferred Stock on the applicable dividend payment date. If less than one (1) whole share is issuable based on the foregoing computation, the dividend shall be paid in cash. No fractional shares or scrip shall be issued, subject to the provisions of Paragraph 2 (c) of this Certificate of Designation. The Corporation may retain a firm of independent public accountants of recognized standing selected by the Board of Directors (who may be the regular accountants employed by the Corporation) to make any calculation required by this paragraph 2 (a), and a certificate signed by such firm shall be conclusive evidence of the correctness of such calculation. Dividends shall be payable as follows: For the period ending December 31, 1996, the dividend payment date shall be December 31, 1996; dividends thereafter shall be paid in semi-annual installments on the dividend payment dates hereinafter defined. Dividend payment dates subsequent to December 31, 1996 shall be June 30, and December 31, of each year commencing December 31, 1996. Dividends shall be payable on the dividend payment dates to holders of Series D Preferred Stock of record on the first day of the month in which such dividend payment date occurs. Each semi-annual period ending on a dividend payment date is referred to as a "dividend period." Dividends on the Series D Preferred Stock shall be fully cumulative and accrue, with respect to each share of Series D Preferred Stock, from the date such share of Series D Preferred Stock is originally issued.

     (b) The amount of any dividends "accrued" on any share of Series D Preferred Stock at any dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including such dividend payment date, whether or not earned or declared, and the amount of dividends "accrued" on any share of Series D Preferred Stock at any date other than a dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the last preceding dividend payment date, whether or not earned or declared, plus an amount calculated on the basis of the annual dividend rate set forth in paragraph 2 (a), above, per share for the period after such last preceding dividend payment date to and including the date as of which the calculation is made, based on a three hundred sixty (364) day year of twelve (12) months, each having thirty (30) days.

     (c) Except as provided in this Certificate of Designation, no dividends shall be declared or paid or set aside for payment on any shares of Common Stock or any other classes or series of capital stock ranking junior to the Series D Preferred Stock as to dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for payment thereof is set aside for such payment on the Series D Preferred Stock for all dividend periods terminating on or prior to the dividend payment date of such dividends on any such series or class. Holders of shares of Series D Preferred Stock shall not be entitled to dividends thereon, whether payable in cash property or stock, in excess of the full cumulative dividends thereon, as provided in this Certificate of Designation.

     (d) So long as any shares of Series D Preferred Stock shall be outstanding, no distribution shall be declared or made upon any junior series or class of capital stock in the event of voluntary and involuntary dissolution, liquidation or winding up shall be redeemed, purchased or otherwise acquired for any consideration by the Corporation or by any subsidiary (which shall mean any corporation or entity, the majority of voting power to elect directors of which is held directly or indirectly by the Corporation), except by conversion into or exchange for any such junior series or class of capital stock; unless, in each case, the full cumulative dividends on all outstanding shares of Series D Preferred Stock shall have been paid in full for all past dividend periods or unless the holders of a majority of the Series D Preferred Stock then outstanding shall consent thereto.

3.   Voting Rights

     (a) Holders of shares of Series D Preferred Stock shall have the same voting rights in respect thereof as are accorded to the holders of Common Stock of the Corporation pursuant to the Amended and Restated Certificate of Incorporation of the Corporation and by law and shall exercise such voting rights with the holders of such Common Stock and not as a class, except as set forth in Paragraph 3(b) below.

     (b) Unless the vote of the holders of a greater number of shares of Series D Preferred Stock shall be then required by law, the consent of the holders of a majority of the shares of Series D Preferred Stock at the time outstanding, given in person or by proxy by a vote at a meeting called for such purpose or given by written consent signed by the holders of the number of shares of Series D Preferred Stock required for approval, voting or giving consent as a single class shall be necessary for authorizing, effecting or validating the amendment alteration or repeal of any of the provisions of the Amended and Restated Certificate of Incorporation or any amendment thereto or restatement thereof (including any Certificate of Designation or similar document relating to the Series D Preferred Stock) which affects or would affect adversely the preferences, rights, powers or privileges of the holders of shares of Series A Preferred Stock. The Corporation is not restricted from creating other series of Preferred Stock which may be senior or junior to or on a parity with the Series D Preferred Stock as to dividends and/or on voluntary or involuntary dissolution, liquidation or winding up without the consent of the holders of the Series D Preferred Stock.

4.   Right of Corporation to Redeem or Call the Series D Preferred Stock.

     (a) Anything contained in this Certificate of Designation to the contrary notwithstanding, the Corporation shall have the right to redeem or call the Series D Preferred Stock then outstanding, at any time, and from time to time, following two years from July 1, 1996, at a price of $5.75 cash per share called or redeemed, together with any accrued but unpaid dividends thereon to and including the date of redemption (the "Redemption Price").

     (b) The Directors of the Corporation shall have the right in their sole, exclusive and absolute discretion to determine which, if any, and whether pro rata or by lot, of the shares of Series D Preferred Stock should be redeemed or called.

     (c) The Directors of the Corporation shall cause written notice of redemption to be given as set forth in (d) below, to each registered holder of Series D Preferred Stock to be called or redeemed, at their respective addresses as they appear on the records of the Corporation, specifying the certificate number(s) of the shares to be redeemed, the name and address of the transfer agent for the Series D Preferred Stock. Such notice shall be mailed to said registered holders by first class, postage prepaid mail no later than the thirteenth day before the date fixed for redemption (the "Redemption Date"). The notice of redemption shall set forth the redemption price, the date set for redemption and the place where certificates for Series D Preferred Stock shall be delivered.

     (d) If notice of redemption shall have been given as herein before provided, and the Corporation shall not default in the payment of the redemption shall be entitled to all preferences and relative and other rights accorded by this resolution until and including the date prior to the Redemption Date. If the Corporation shall default in making payment or delivery as aforesaid on the Redemption Date, then each holder of the shares called for redemption shall be entitled to all preferences and relative and other rights accorded by this resolution until and including the date prior to the date (the "Final Redemption Date") when the Corporation makes payment or delivery as aforesaid to the holders of the Preferred Stock. From and after the Redemption Date or, if the Corporation shall default in making payment or delivery as aforesaid, the Final Redemption Date, the shares called for redemption shall no longer be deemed to be outstanding, and all rights of the holders of such shares shall cease and terminate, except the right of the holders of such shares, upon surrender of certificates therefore, to receive amounts to be paid hereunder. The deposits of moneys in trust with the Redemption Agent shall be irrevocable except that the Corporation shall be entitled to receive from the Redemption Agent the interest or other earnings, if any, earned on any moneys so deposited in trust, and the holders of any shares redeemed shall have no claim to such interest or other earnings, if any, earned on any moneys so deposited in trust; and the holders of any shares redeemed shall have no claim to such interest or other earnings, and any balance of moneys so deposited by the Corporation and unclaimed by the holders of the Preferred Stock entitled thereto at the expiration of two (2) years from the Redemption Date (or the Final Redemption Date, as applicable) shall be repaid, together with any interest or other earnings thereon, to the Corporation, and after any such repayment, the holders of the shares entitled to the funds so repaid to the Corporation shall look only to the Corporation for such payment, without interest,

5.   Liquidation Rights.

     (a) In the event of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of the Series D Preferred Stock shall have no stated rights in the assets of the corporation. Holders of the Series D Preferred Stock shall be entitled to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final payment of distribution, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series D Preferred Stock as to such payment or distribution.

     (b) The sale, conveyance, exchange or transfer (for cash shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation shall be deemed a voluntary dissolution, liquidation or winding up of the Corporation for purposes of this Paragraph 5. The merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation, shall not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Paragraph 5; provided, however, that the merger or consolidation of the Corporation into another corporation shall be deemed to be a voluntary dissolution, liquidation or winding up of the Corporation for the purposes of this Paragraph 5, unless either (i) the holders of all shares of Series D Preferred Stock outstanding upon the effectiveness of such merger or consolidation shall have the right, upon such effectiveness, to receive for each share of Series D Preferred Stock held by them upon such effectiveness, one share of Preferred Stock of the resulting or surviving corporation, which share shall have, to the extent practicable, dividend and voting rights and rights upon dissolution, liquidation or winding up reasonably equivalent to those of such share of Series D Preferred Stock, or (ii) the merger or consolidation was approved by the holders of a majority of the shares of Series D Preferred Stock then outstanding either at a meeting of such stockholders or by a written consent in lieu of a meeting.

     (c) In the event the assets of the Corporation available for distribution to the holders of shares of Series D Preferred Stock upon dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to Paragraph 5(a) of thus Certificate of Designation, no such distribution shall be made on account of any shares of any other class or series of capital stock of the Corporation ranking on a parity with the shares of Series D Preferred Stock upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of Series D Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

     (d) Upon the dissolution, liquidation or winding up of the Corporation, the holders of shares of Series D Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for such distribution to its stockholders all amounts to which such holders are entitled pursuant to Paragraph 4(a) of this Certificate of Designation before any payment shall be made to the holders of any class of capital stock of the corporation ranking junior upon liquidation to Series D Preferred Stock.

6.   Rank of Series

For purposes of this Certificate of Designation, any stock of any series or class of the Corporation shall be deemed to rank junior to shares of Series D Preferred Stock as to dividends or upon liquidation, dissolution or winding up, as applicable, if such class shall be Common Stock or if the holders of shares of Series D Preferred Stock shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as applicable, in preference or priority to the holders of shares of such class or classes.

7.   No Preemptive Rights.

No holder of the Series D Preferred Stock shall, as such holder, be entitled as of right to purchase or subscribe for any shares of stock of the Corporation of any class or any series now or hereafter authorized or any securities convertible into or exchangeable for any shares or any warrants, options, rights or other instruments evidencing rights to subscribe for or purchase any such shares, whether such shares, securities, warrants, options, rights or other instruments be unissued or issued and thereafter acquired by the Corporation.

8.   "Piggy-back" Registration Rights.

     (a) When the Corporation files its first registration statement (defined herein to include a Notification under Regulation A and the Offering Circular included therein) under the Act at any time after March 31, 1996, which relates to a current offering of securities of the Corporation (except in connection with an offering to employees, a stock option or employee benefit plan, an exchange offer or an offer to acquire assets) such registration statement and the prospectus included therein shall also, at the written request to the Corporation by the holder(s) of Common Stock of the Corporation received as dividends on the Series D Preferred Stock (hereinafter referred to as "Common Stock"), include such Common Stock in such registration statement and meet the requirements of the Act with respect to the public offering of such Common Stock in compliance with the Act. The Corporation shall give written notice to the holder(s) of such Common Stock (hereinafter referred to collectively as "Holder(s)" of its intention to file a registration statement under the Act relating to a current offering of the Common Stock of the Corporation, sixty
(60) or more days prior to the filing of such registration statement, and the written request provided for in the first sentence of this subsection shall be made by the Holder(s) thirty (30) or more days prior to the date specified in the notices the date on which it is intended to file such registration statement. Any such request by Holder(s) shall include only shares of Common Stock into which such Holder(s) Series A Preferred Stock received or were then accrued and payable as a dividend thereon. Neither the delivery of such notice by the Corporation nor of such request by the Holder(s) shall in any way obligate the Corporation to file such registration statement and notwithstanding the filing of such registration statement, the Corporation may, at any time prior to the effective date thereof, determine not to offer the securities to which such registration statement relates, without liability to the Holder(s), except that the Corporation shall pay such expenses as are contemplated to be paid by it under subsection (d) of this Section.

     Notwithstanding anything contained in this subsection (a) to the contrary, if any underwriter who is proposing to offer to the public the Corporation's Common Stock should object to and fail to proceed with the offering because all of the Common Stock is proposed to be included in the registration statement, the Corporation may proceed with the offering either including the number of shares which the underwriter will agree to include pro rata among those shares of Common Stock for which registration is requested or none o the underwriter refuses to proceed if any such shares are included, without registering the Common Stock; provided, however, the Corporation can legally file and does file a post-effective amendment to such registration statement, with the consent of said underwriter, within ninety (90) days of the effective date of such registration statement, allowing the selling stockholders to sell the remaining balance, or all, as the case may be, of their. Common Stock pursuant to such registration statement.

     (b) In each instance in which pursuant to subsection (a) of this Section, the Corporation shall take any action to permit a public offering or sale or other distribution of the Common Stock, the Corporation shall:

         (1) Cooperate in taking such action as may be necessary to register or qualify the Common Stock under such other securities laws or blue sky laws of such jurisdiction as the Holders) or their representative shall reasonably request and to do any and all other acts and things which may be necessary or advisable to enable the Holder(s) of such Common Stock to consummate such proposed sale or other disposition of the Common Stock in any such jurisdiction; provided, however, the Corporation shall not be required to qualify or register in any state or subject their shares of the Corporation's Common Stock to any escrow other than such escrow as may be in effect as of the date hereof, or which would extend or enlarge upon any current escrow; provided, further, that in no event shall the Corporation be obligation connection therewith, to qualify to do business or to file a general consent to service of process in any jurisdiction where it shall not then be qualified.

         (3) Keep effective for a period of twenty-four (24) months after the initial effectiveness thereof all such registrations or Notifications under the Act and cooperate in taking such action as may be necessary to keep effective such other registrations and qualifications, and do any and all other acts and things for such period - not to exceed said twenty-four (24) months - as may be necessary to permit the public sale or other disposition of such Common Stock by such Holder(s).

         (4) Indemnify and hold harmless each such Holder(s) and each under-writer, within the meaning of the Act, who may purchase from or sell for any such Holder(s), any Common Stock, from and against any and all losses, claims, damages, and liabilities (including, but not limited to, any and all
expenses whatsoever  reasonably  incurred  in  investigating,   preparing,
defending or settling any claim) arising from (i) any untrue or alleged untrue statement of a material fact contained in any registration statement or Notification furnished pursuant to clause (A) of this subsection, or any prospectus or offering circular included therein or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading (unless such untrue statement or omission or such alleged untrue statement or omission was based upon information furnished or required to be furnished in writing to the Corporation by such Holder(s) or underwriter expressly for use therein), which indemnification shall include each person, if any, who controls any such Holder(s) or underwriter or controlling person shall at the same time indemnify the Corporation, its directors, each officer signing any registration statement of Notification or any amendment to any registration statement or Notification and each person, if any who controls the Corporation within the meaning of the Act, from and against any and all losses, claims, damages and liabilities (including, but not limited to, any and all expenses
whatsoever  reasonably  incurred  in  investigating,   preparing, defending or
settling any claim) arising from (iii) any untrue or alleged untrue statement of a material fact contained in any registration statement or Notification or any amendment to any registration statement or Notification or prospectus or offering circular furnished pursuant to clause (1) of this subsection, or (iv) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but the indemnity of such holder, underwriter or controlling person shall be limited to liability based upon information furnished, or required to be furnished, in writing to the Corporation by such holder or underwriter or controlling person expressly for use therein. The indemnity agreement of the Corporation herein shall not inure to the benefit of any such underwriter (or to the benefit of any person who controls such underwriter) on account of any losses, claims, damages, liabilities (or actions or proceedings in respect therefore) arising from the sale of any of such Common Stock by such underwriter to any person if such underwriter failed to send or give a copy of the prospectus or offering circular furnished pursuant to clause (1) of this subsection, as the same may then be supplemented or amended (if such supplement or amendment shall have been furnished pursuant to said clause (1)), to such person with or prior to the written confirmation of the sale involved.

     (c) The Corporation shall comply with the requirements of subsection (a) of this Section and shall pay all of the expenses of the offering set forth in subjection (a). Expenses of the offering for purposes of this Section are defined to be and shall include all legal, accounting, engineering, printing, filing (including blue-sky filings) and NASD fees, out-of-pocket expenses incurred by Corporation-retained counsel, accountants, and engineers, and miscellaneous identified expenses. The Holder(s) selling shares of Common Stock in the offering shall, however, pay the cost of any separate counsel engaged to review the registration statement on behalf of or to advise the selling shareholders and any underwriting commissions, transfer taxes and underwriter's expense allowance attributable to the Common Stock being sold by the Holder(s), all of which shall be borne by the Common Holder(s) selling such shares of Common Stock.

         The Corporation's obligation undersaid subsection (a) hereof shall be conditioned as to each such public offering, upon a timely receipt by the Corporation as to each such public offering, upon a timely receipt by the Corporation in writing such information as the Corporation may reasonably require from such Holder(s), or any underwriter for any of them, for inclusion in such registration statement or Notification or post-effective amendment.

     (d) The Corporation's agreements with respect to the Series B Preferred Stock or the Common Stock in this Section will continue in effect regardless of the payment of dividends in Common Stock on the Series D Preferred Stock.

     (e) Any notices or certificates by the Corporation to the Holder and by the Holder to the Corporation shall be deemed delivered if in writing and sent by certified mail, to the Holder(s) at their addresses shown on the records of the Corporation for such Holder(s) and, if to the Corporation, addressed to it at:

                             6625 N. Scottsdale Road
                                     Suite 2
                            Scottsdale, Arizona 85250
                           Att: C. Gus Grant, Chairman

The Corporation may change its address by written notice to the Holder(s).

         9. Transfer Agent and Registration.

         The Corporation may appoint a transfer agent and registrar for the issuance and transfer of the Series D Preferred Stock and for the payment of dividends to the holders of the Series D Preferred Stock.

                                                                    Exhibit 4.4

                                WARRANT NO. ____

THE SECURITIES REPRESENTED BY THIS CERTIFICATE MAY NOT BE OFFERED FOR SALE, SOLD OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT FILED UNDER THE SECURITIES ACT OF 1933, AS AMENDED ("THE ACT"), SUCH STATE SECURITIES LAWS AS MAY BE APPLICABLE, OR PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE ACT AND SUCH STATE SECURITIES LAWS.

Void after 5:00 p.m., Phoenix, Arizona March 27, 2002.

                                          Warrant to Purchase _______ Shares of
                                                                   Common Stock

                                    SERIES B

                        WARRANT TO PURCHASE COMMON STOCK

                                WATER CHEF, INC.

                  This is to Certify That, FOR VALUE RECEIVED,

                          -----------------------------

or registered assigns ("Holder"), is entitled to purchase, subject to the provisions o(pound) this Warrant, from WATER CHEF, INC., a Delaware corporation ("Company"), at any time on or after March 27, 1997, and not later than 5:00 p.m., Phoenix, Arizona, time, on March 27, 2002, ________ shares of Common Stock, $.001 par value per share, of the Company ("Common Stock"), at a purchase price per share of $0.15. The number of shares of Common Stock to be received upon the exercise of this Warrant and the price to be paid for a share of Common Stock may be adjusted from time to time as hereinafter set forth. This Warrant may also be redeemed or called by the Company as hereinafter set forth. The shares of the Common Stock deliverable upon such exercise, and as adjusted from time to time, are hereinafter sometimes referred to as "Warrant Stock" and the exercise price of a share of Common Stock in effect at any time and as adjusted from time to time is hereinafter sometimes referred to as the "Exercise Price." The price at which this Warrant may be redeemed or called is hereinafter sometimes referred to as the "Call Price".

     (a) Exercise of Warrant. Subject to the provisions of Section (1) hereof, this Warrant may be exercised in whole or in part at any time or from time to time on or after the date hereof', unless the date of exercise is a date on which banking institutions are authorized by law to close, then on the next succeeding day which shall not be such a day, by presentation and surrender of this Warrant Certificate to the Company with the Purchase Form annexed hereto duly executed and accompanied by payment of the Exercise Price for the number of shares specified in such form, together with all federal and state taxes applicable upon such exercise. If this Warrant should be exercised in part only, the Company shall, upon surrender of this Warrant for cancellation, execute and deliver a new Warrant evidencing the right of the holder to purchase the balance of the shares purchasable hereunder. Upon receipt by the Company of this Warrant at the office of the Company, in proper form for exercise, and upon proper tender of payment therefor, the Holder shall be deemed to be the holder of record of the shares of Common Stock issuable upon such exercise, notwithstanding that the stock transfer books of the Company shall then be closed or that certificates representing such shares of Common Stock shall not then be actually delivered to the Holder.

     (b) Reservation of Shares. The Company hereby agrees that at all times there shall be reserved for issuance and/or delivery upon exercise of this Warrant such number of shares of its Common Stock as shall be required for issuance or delivery upon exercise of this Warrant.

     (c) Fractional Shares. No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the current market value of such fractional share, determined as follows:

         (1) If the Common Stock is listed on a national securities exchange or admitted to unlisted trading privileges on such exchange, the current value shall be the last reported sale price of the Common Stock on such exchange on the last business day prior to the date of exercise of this Warrant or if no such sale is made on such day, the average closing bid and asked prices for such day on such exchange; or

         (2) If the Common stock is not so listed or admitted to unlisted trading privileges, the current value shall be the mean of the last reported bid and asked prices reported by the National Association of Securities Dealers Quotation System ("NASDAQ") (or, if not so quoted on NASDAQ, by the National Quotation Bureau, Inc. ("NASD") on the last business day prior to the date of the exercise of this Warrant; or

         (3) If the Common Stock is not so listed or admitted to unlisted trading privileges and bid and asked prices are not so reported, the current market value shall be an amount, not less than book value, determined in such reasonable manner as may be prescribed in good faith by the Board of Directors of the Company.

     (d) Exchange, Assignment or Loss of Warrant. This Warrant is exchangeable, without expense, at the option of the Holder, upon presentation and surrender hereof to the Company for other Warrants of different denominations entitling the holder thereof to purchase in the aggregate the same number of shares of Common Stock purchasable hereunder. This Warrant is not assignable or transferable except that it may be transferred by operation of law as a result of the death of any transferee to whom this Warrant may be transferred. Any such assignment shall be made by surrender of this Warrant to the Company with the Assignment For annexed hereto duly executed and funds sufficient to pay any transfer tax; whereupon the Company shall, without charge, execute and deliver a new Warrant in the name of the assignee named in such instrument of assignment and this Warrant shall promptly be canceled. This Warrant may be divided or combined with other Warrants which carry the same rights upon presentation hereof at the office of the Company or at the office of its stock transfer agent, if any, together with a written notice specifying the names and denominations in which new Warrants are to be issued and signed by the Holder hereof. The term "Warrant" as used herein includes any Warrants issued in substitution for or replacement of this Warrant, or into which this Warrant may be divided or exchanged. Upon receipt by the Company of evidence satisfactory to it of the loss, theft, destruction or mutilation of this Warrant, and (in the case of loss, theft or destruction) of reasonably satisfactory indemnification including a surety bond, and upon surrender and cancellation of this Warrant, if mutilated, the Company will execute and deliver a new Warrant of like tenor and date, Any such new Warrant executed and delivered shall constitute an additional contractual obligation on the part of the Company, whether or not this Warrant so lost, stolen, destroyed, or mutilated shall be at any time enforceable by anyone.

     (e) Rights of the Holder. The Holder shall not, by virtue hereof, be entitled to any rights of a stockholder in the Company, either at law or equity, and the rights of the Holder are limited to those expressed in the Warrant and are not enforceable against the Company except to the extent set forth herein.

     (f) Anti-Dilution Provisions.

         (1) Adjustment of Number of Shares. Anything in this Section (f) to the contrary notwithstanding, in case the Company shall at any time issue shares of Common Stock, or securities convertible into shares of Common Stock, by way of dividend or other distribution on any stock of the Company, which convertible securities are both (i) issued without payment of consideration and (ii) convertible without payment of consideration, or subdivide or combine the outstanding shares of Common Stock, the Exercise Price shall be proportionately decreased in the case of such issuance (on the day following the date fixed for determining shareholders entitled to receive such dividend or other distribution) or decreased in the case of such subdivision or increased in the case of such combination (on the date that such subdivision or combination shall become effective).

         (2) No Adjustment for Small Amounts. Anything in this Section (f) to the contrary notwithstanding, the Company shall not be required to give effect to any adjustment in the Exercise Price unless and until the net effect of one or more adjustments, determined as above provided, shall have required a change of the Exercise Price by at least three cents, but when the cumulative net effect of more than one adjustment so determined shall be to change the actual Exercise Price by at least six cents, such change in the Exercise Price shall thereupon be given effect.

         (3) Number of Shares Adjusted. Upon any adjustment of the Exercise Price, the holder of this Warrant shall thereafter (until another such adjustment) be entitled to purchase, at the new Exercise Price, the number of shares, calculated to the nearest full share, obtained by multiplying the number of shares of Common Stock initially issuable upon exercise of this Warrant by the Exercise Price in effect on the date hereof and dividing the product so obtained by the new Exercise Price.

         (4) Common Stock Defined. Whenever reference is made in this Section
(f) to the issue or sale of shares of Common Stock, the term "Common Stock" shall mean the Common Stock of the Company of the class authorized as of the date hereof and any other class of stock ranking on a parity with such Common Stock. However, subject to the provisions of Section (i) hereof, shares issuable upon exercise hereof shall include only shares of the class designated as Common Stock of the Company as of the date hereof.

     (g) Officer's Certificate. Whenever the Exercise Price shall be adjusted as required by the provisions of Section (f) hereof; the Company shall forthwith file in the custody of its Secretary or an Assistant Secretary at its principal office an officer's certificate showing the adjusted Exercise Price determined as herein provided and setting forth in reasonable detail the facts requiring such adjustment. Each such officer's certificate shall be made available at all reasonable times for inspection by the Holder and the Company shall, forthwith after each such adjustment, deliver a copy of such certificate to the Holder. Such certificate shall be conclusive as to the correctness of such adjustment.

     (h) Notices to Warrant Holders. So long as this Warrant shall be outstanding and unexercised (i) if the Company shall pay any dividend or make any distribution upon the Common Stock or (ii) if the Company shall offer to the holders of Common stock for subscription or purchase by them any shares of stock of any class or any other rights or (iii) if a spin-off of assets of the Company is to be effected, then, in any such case, the Company shall cause to be delivered to the Holder, at least ten days prior to the date specified in (x) or
(y) below, as the case may be, a notice containing a brief description of the proposed action and stating the date on which (x) a record is to be taken for the purpose of such dividend, distribution or rights, or (y) such spin-off is to take place and the date, if any, fixed, as of which the holders of Common Stock of record shall be entitled to receive securities or other property deliverable upon such spin-off.

     (i) Reclassification, Reorganization or Merger. In case of any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the Company (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of an issuance of Common Stock by way of dividend or other distribution or of a subdivision or combination), or in case of any consolidation or merger of the Company with or into another corporation (other than a merger with a subsidiary in which merger the Company is the continuing corporation and which does not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the class issuable upon exercise of this Warrant) or in the case of any sale or conveyance to another corporation of the property of the Company as an entirety or substantially as an entirety, the Holder(s) of this Warrant shall be given notice of such proposed action at approximately the same time and in substantially the same manner as notice thereof is given to the holders of the Company's Common Stock. If the proposed action is approved by the shareholders of all corporations or other entities constituent to the proposed action, the Holder(s) of this Warrant shall be so notified in writing by the Company by registered or certified mail and if this Warrant is thereupon exercised, the Holder(s) shall receive the same property and securities as are received by other holders of Common Stock of the Company. Thereupon, if not otherwise exercisable, this Warrant shall automatically become immediately exercisable. This Warrant shall become null and void if it is not exercised on or before the twentieth day following the dispatch of such notice, except that if such day is a Saturday, Sunday or legal holiday, then on the next business day following.

     (j) Dissolution. If at any time prior to the expiration of this Warrant and prior to the exercise thereof, any dissolution, liquidation or winding up of the Company shall be proposed, the Company shall cause at least 30 days' notice to be mailed by certified mail to the registered Holder of this Warrant Certificate at his address as it appears on the books of the Company. Such notice shall specify the date as of which holders of record of Common Stock shall participate in any distribution or shall be entitled to exchange their Common Stock for securities or other property, deliverable upon such dissolution, liquidation or winding up, as the case may be; to the end that, during such period of 30 days, the Holder(s) of this Warranty may exercise this Warrant and purchase Common Stock (or other stock substituted therefor as hereinbefore provided) and be entitled in respect of shares so purchased to all of the rights of the other holders of Common Stock of the Company. In case of a dissolution, liquidation or winding up of the Company, all purchase rights under this Warrant shall terminate at the close of business on the date as of which holders of record of the Common Stock shall be entitled to participate in a distribution of the assets of the Company in connection with such dissolution, liquidation or winding up (provided that in no event shall said date be less than 30 days after completion of service by certified mail of notice as aforesaid). Any Warrant not exercised prior to such time shall be null and void and no rights shall exist thereunder. In any such case of termination of purchase rights, a statement thereof shall be included in the notice provided for herein.

     (k) Spin-Offs. If the Company spins-off a subsidiary or stock held in another corporation as an investment by distributing to the shareholders of the Company as a dividend or otherwise the stock of the subsidiary or other corporation, the Holder(s) of this Warrant shall be given notice o(pound) such proposed action at approximately the same time and in substantially the same manner as notice thereof is given to the holders of the Company's Common Stock. If the proposed action is approved by the shareholders of all corporations or other entities constituent to the proposed action, the Holder(s) of this Warrant shall be so notified in writing by the Company by registered or certified mail and if this Warrant is thereupon exercised, the Holder(s) shall receive the same property and securities as are received by other holders of Common Stock of the Company. Thereupon, if not otherwise exercisable, this Warrant shall automatically become immediately exercisable. This Warrant shall become null and void if it is not exercised on or before the twentieth day following the dispatch of such notice, except that if such day is a Saturday, Sunday or legal holiday, then on the next business day following.

     (l) Registration under the Securities Act of 1933.

         (1) If the Company files a registration statement (defined herein to include a Notification under Regulation A) under the Act at any time after the date of this Warrant, and on or before 5:00 p.m. Phoenix, Arizona time on May 5, 2002, which relates to a current offering of securities of the Company (except in connection with an offering to employees, a stock option or employee benefit plan, an exchange offer, or an offer to acquire assets) such registration statement and the prospectus included therein shall also, at the written request to the Company by the Holder(s) of Warrants, or Warrant Stock acquired upon exercise of the Warrants and/or which may be acquired upon exercise of the Warrants and/or which may be acquired upon exercise of the Warrants, include and relate to, and meet the requirements of the Act with respect to, any public offering o(pound) the Warrant Stock so as to permit the public sale thereof in compliance with the Act. The Company shall give written notice to the Holder(s) of Series D Warrants and Common Stock issued on exercise of Series D Warrants, of its intention to file a registration statement under the Act relating to a current offering of the aforesaid securities of the Company, sixty (60) or more days prior to the filing of such registration statement, and the written request provided for in the first sentence of this subsection shall be made by the Holder(s) of such Warrants and Warrant Stock, thirty (30) or more days prior to the date specified in the notice, as the date on which it is intended to file such registration statement. Neither the delivery of such notice by the Company nor of such request by the Holder(s) shall in any way obligate the Company to file such registration statement and notwithstanding the filing of such registration statement, the Company may, at any time prior to the effective date thereof, determine not to offer the securities to which such registration statement relates, without liability to the Holder(s), except that the Company shall pay such expenses as are contemplated to be paid by it under subsection
(4) of this Section.

     Notwithstanding anything contained in this subsection (1) to the contrary, if any underwriter who is proposed to offer to the public the Company's Common Stock should object to and fail to proceed with the offering because the Warrant Stock is proposed to be included in the registration statement, the Company may proceed with the offering either including the number of Warrant shares which the underwriter will agree to include pro rata among the Warrant shares for which registration is sought or none if the underwriter refuses to proceed if any such shares included without registering the Warrant Stock; provided, however, the Company can legally file and does file a post-effective amendment to such registration statement, with the consent of said underwriter, within ninety (90) days of the effective date of such registration statement, allowing the selling stockholders to sell the remaining balance, or all, as the case may be, of their Warrant Stock pursuant to such registration statement.

         (2) In each instance in which pursuant to subsection (1) of this Section, the Company shall take any action to permit a public offering or sale or other distribution of the Warrant Stock, the Company shall:

             (A) Supply to the Holder(s) intending to make a public distribution of their Warrant Stock, two executed copies of each registration statement or Notification and a reasonable number of copies of the preliminary, final and other prospectus or offering circular in conformity with requirements of the Act and the Rules and Regulations promulgated thereunder and such other documents as Water Chef, Inc. shall reasonably request.

             (B) Cooperate in taking such action as may be necessary to register or qualify the Warrant Stock under such other securities laws or blue sky laws of such jurisdictions as Water Chef, Inc. and the Holder(s) shall reasonably request and to do any and all other acts and things which may be necessary or advisable to enable the holders of such Warrant Stock to consummate such proposed sale or other disposition of the Warrant Stock in any such jurisdiction; provided, however, the Company shall not be required to qualify or register in any state or jurisdiction which would obligate any present security holder to subject their shares of the Company's Common Stock to any escrow other than such escrow as may be in effect as of the date hereof, or which would extend or enlarge upon any current escrow; provided, further, that in no event shall the Company be obligated, in connection therewith, to qualify to do business or to file a general consent to service of process in any jurisdiction where it shall not then be qualified.

             (C) Keep effective for a period of thirty-six (36) months after the initial effectiveness thereof all such registrations or Notifications under the Act and cooperate in taking such action as may be necessary to keep effective such other registrations and qualifications, and do any and all other acts and things for such period not to exceed said thirty-six (36) months - as may be necessary to permit the public sale or other disposition of such Warrant Stock by such holders.

             (D) Indemnify and hold harmless each such holder and each underwriter, within the meaning of the Act, who may purchase from or sell for any such holder, any Warrant Stock, from and against any and all losses, claims, damages, and liabilities (including, but no limited to, any and all expenses whatsoever reasonably incurred in investigating, preparing, defending or settling any claim) arising from (i) any untrue or alleged untrue statement of a material fact contained in any registration statement or Notification furnished pursuant to clause (A) of this subsection, or any prospectus or offering circular included therein or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading (unless such untrue statement or omission or such alleged untrue statement or omission was based upon information furnished or required to be furnished in writing to the Company by such holder or underwriter expressly for use therein), which indemnification shall include each person, if any, who controls any such holder or underwriter within the meaning of the Act; provided, however, each such older, underwriter or controlling person shall at the same time indemnify the Company, its directors, each officer signing any registration statement or Notification or any amendment to any registration statement or Notification and each person, if any, who controls the Company within the meaning of the Act, from and against any and all losses, claims, damages and liabilities (including, but not limited to, any and all expenses whatsoever reasonably incurred in investigating, preparing, defending or settling any claim) arising from (iii) any untrue or alleged untrue statement of a material fact contained in any registration statement or Notification or any amendment to any registration statement or Notification or prospectus or offering circular furnished pursuant to clause (A) of this subsection, or (iv) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but the indemnity of such holder, underwriter or controlling person shall be limited to liability based upon information furnished, or required to be furnished, in writing to the Company by such holder or underwriter or controlling person expressly for use therein. The indemnity agreement of the Company herein shall not inure to the benefit of any such underwriter (or to the benefit of any person who controls such underwriter) on account of any losses, claims, damages, liabilities (or actions or proceedings in respect therefor) arising from the sale of any of such Warrant Stock by such underwriter to any person if such underwriter failed to send or give a copy of the prospectus or offering circular furnished pursuant to clause (A) of this subsection, as the same may then be supplemented or amended (if such supplement or amendment shall have been furnished to Water Chef, Inc. and the Holder(s) pursuant to said clause (A), to such person with or prior to the written confirmation of the sale involved.

             (E) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the provisions of this Warrant, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in such Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in such Act and will be governed by the final adjudication of such issue.

     (3) The Company shall comply with the requirements of subsection (1) of this Section and shall pay all of the expenses of such offering. Expenses of the offering for purposes of this Section are defined to be and shall include all legal, accounting, engineering, printing, filing (including blue-sky filings) and NASD fees, out-of-pocket expenses incurred by Company-retained counsel, accountants, and engineers, and miscellaneous identified expenses. The Holder(s) selling shares of Common Stock in the offering shall, however, bear the cost of any separate counsel engaged to review the registration statement on behalf of or to advise the selling shareholders. Such expense including underwriting commissions, transfer taxes and underwriter's expense allowance attributable to the Warrant Stock, all of which shall be borne by the Warrant Holders selling shares in the offering.

         The Company's obligations under said subsections (1) and (2) hereof shall be conditioned as to each such public offering, upon a timely receipt by the Company in writing of:

             (A) Information as to the terms of such public offering furnished by or on behalf of each holder intending to make a public distribution of his or its Warrants or Warrant Stock; and

             (B) Such other information as the Company may reasonably require from such holders, or arty underwriter for any o(pound) them, for inclusion in such registration statement or Notification or post-effective amendment.

             (C) The Company's agreements with respect to the Warrants or Warrant Stock in this Section will continue in effect regardless of the exercise or surrender of this Warrant.

     (4) The Warrant Holder(s), to exercise registration rights pursuant to Section (1), shall not be required to exercise their Warrants and may without exercising their Warrants request that the Warrant Stock be covered by an appropriate registration statement, including registration for the shelf pursuant to Rule 415 or any successor Rule.

     (m) Right of Company to Redeem or Call the Series B Warrant.

             (a) Anything contained in this Warrant to the contrary notwithstanding, the Company shall have the right to redeem or call the Series B Warrants, of which this Warrant forms a part, then outstanding, at any time, and from time to time, subsequent to six (6) months from the date thereof following any continuous thirty (30) day period in which the price of the Common Stock of the Company shall continuously remain at or above Thirty Cents ($.30) per share, such price to be determined pursuant to paragraph (c)(1), (2) or (3), as applicable, at a Call Price of Five Cents ($.05) cash per Warrant Share represented by Series B Warrants called or redeemed.

             (b) The Directors of the Company shall have the right in their sole, exclusive and absolute discretion to determine which, if any, and whether pro rate or by lot, of the Series B Wan-ants should be redeemed or called.

             (c) The Directors of the Company shall cause written notice of redemption to be given as set forth in (d) below, to each registered holder o (pound) a Series B Warrant to be called or redeemed, at their respective addresses as they appear on the records of the Company, specifying the Warrant number(s) of the Warrant to be redeemed, the name and address of the Redemption Agent, as defined below, and the name and address of the transfer agent for the Series B Warrants. Such notice shall be mailed to said registered holders by first class, postage prepaid mail no later than the thirtieth day before the date fixed for redemption (the "Redemption Date"). The notice of redemption shall set forth the redemption price, the date set for redemption and the place where Series B Warrants shall be delivered.

             (d) The Company shall appoint as its agent for the purpose of acting as redemption agent for the Series B Warrants, a bank or trust company in good standing, organized under the laws of the United States of America or any jurisdiction thereof, and having capital, surplus and undivided profits aggregating at least Ten Million Dollars ($10,000,000), and may appoint any one or more additional such agents which shall in each case be a bank or trust company in good standing organized under the laws of the United States of America or of any jurisdiction thereof, having an office or offices in the City of Phoenix, or such other place as shall have been designated by the Company, and having capital, surplus and undivided profits aggregating at least Ten Million Dollars ($10,000,000). Such bank or trust company is hereinafter referred to as the "Redemption Agent." Following such appointment and prior to any redemption, the Company shall deliver to the Redemption Agent irrevocable written instructions authorizing the Redemption Agent, on behalf and at the expense of the Company, to cause such notice of redemption to be duly mailed as above provided as soon as practicable after receipt of such irrevocable instructions and in accordance with the above provisions. All funds necessary for the redemption shall be deposited with the Redemption Agent in trust at least two business days prior to the Redemption Date, for the pro rata benefit of the holders of the Series B Warrants so called for redemption, so as to be and continue to be available therefor. Neither failure to mail any such notice to one or more such holders nor any defect in any notice shall affect the sufficiency of the proceedings for redemption as to other holders.

             (e) If notice of redemption shall have been given as hereinbefore provided, and the Company shall not default in the payment of the Redemption Price, then each holder of Series B Warrants called for redemption shall be entitled to all rights accorded by this Warrant until and including the date prior to the Redemption Date. If the Company shall default in making payment or delivery as aforesaid on the Redemption Date, then each holder of Series B Warrants called for redemption shall be entitled to all rights accorded by this Series B Warrant until and including the date prior to the date (the "Final Redemption Date") when the Company makes payment as aforesaid to the holders of the Series B Warrants. From and after the Redemption Date or, if the Company shall default in making payment as aforesaid, the Final Redemption Date, the Series B Warrants called for redemption shall no longer be deemed to be outstanding, and all rights of the holders or such Series B Warrants shall cease and terminate, except the right of the holders of such Series B Warrants, upon surrender thereof, to receive amounts to be paid hereunder. The deposits of monies in trust with the Redemption Agent shall be irrevocable except that the Company shall be entitled to receive from the Redemption Agent the interest or other earnings, if any, earned on any monies so deposited in trust, and the holders of any Series B Warrants redeemed shall have no claim to such interest or other earnings, if any, earned on any monies so deposited in trust, and the holders of any Series B Warrants redeemed shall have no claim to such interest or other earnings, any balance of monies so deposited by the Company and unclaimed by the holders of the Series B Warrants entitled thereto at the expiration of two (2) years from the Redemption Date (or the Final Redemption Date, as applicable) shall be repaid, together with any interest or other earnings thereon, to the Company, and after any such repayment, the holders of the Series D Warrants entitled to the funds so repaid to the Company shall look only to the Company for such payment, without interest.

     (n) Transfer to Comply with the Securities Act of 1933.

     (1) This Warrant or the Warrant Stock or any other security issued or issuable upon exercise of this Warrant may not be offered or sold except in compliance with the Securities Act of 1933, as amended, and then only against receipt of an agreement of such person to whom such offer of sale is made to comply with the provisions of this Section (n) with respect to any resale or other disposition of such securities.

     (2) The Company may cause the following legend to be set forth on each certificate representing Warrant Stock or any other security issued or issuable upon exercise of this Warrant not theretofore distributed to the public or sold to underwriters for distribution to the public pursuant to subsection (1) hereof, unless counsel for the Company is of the opinion as to any such certificate that such legend is unnecessary:

         The securities represented by this certificate may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement made under the Act, or pursuant to an exemption from registration under the Act the availability of which is to be established to the satisfaction of the Company.

     (o) Notices. Any notices or certificates by the Company to the Holder and by the Holder to the Company shall be deemed delivered if in writing and delivered personally or sent by certified mail, to the Holder at the address supplied by the Holder in the Subscription Agreement or if the Holder has designated, by notice in writing to the Company, any other address, to such other address, and if to the Company, addressed to it at:

                                7707 E. Acoma Dr.
                                    Suite 109
                            Scottsdale, Arizona 85260
                          Attn: C. Gus Grant, Chairman

The Company may change its address by written notice to the then Holder(s) and may change its address by written notice to the Company.

     (p) Applicable Law. This Warrant shall be governed by, and construed in accordance with, the internal laws of the State of Delaware without regard to conflicts of laws principles thereof

DATED:   May 5, 1997                                 WATER CHEF, INC.

                                                     By:____________________
                                                        C. Gus Grant,
                                                        Chairman of the Board
ATTEST:



-----------------------------
Secretary

Date: May 5, 1997
[SEAL]

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), OR APPLICABLE STATE SECURITIES LAWS. IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE 1933 ACT AND SUCH STATE LAWS, THESE SECURITIES MAY NOT BE OFFERED, SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF, EXCEPT PURSUANT TO AN APPLICABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE 1933 ACT AND SUCH STATE LAWS AND UPON OBTAINING AN OPINION OF COUNSEL (WHICH MAY BE COUNSEL FOR THE COMPANY), SATISFACTORY TO THE COMPANY, THAT SUCH DISPOSITION MAY BE MADE WITHOUT REGISTRATION OF THE SECURITIES UNDER THE 1933 ACT AND SUCH STATE LAWS, OR, WITH RESPECT TO FEDERAL SECURITIES LAWS ONLY, UNLESS SOLD PURSUANT TO RULE 144 PROMULGATED UNDER THE 1933 ACT.

Warrant No.                                  Warrant to Purchase_________Shares
Date of Issuance: March 27, 1997
Date of Amendment: March 26, 2002

                                    SERIES B

                                 ALLONGE TO AND
                           AMENDMENT AND EXTENSION OF
                          COMMON STOCK PURCHASE WARRANT

                                WATER CHEF, INC.

Water Chef, Inc., a Delaware corporation (the "Company"), with an address at 1007 Glen Cove Avenue, Glen Head, New York, for value received, hereby certifies that pursuant to the Warrant to Purchase Water Chef, Inc. Series B Common Stock, dated March 27, 1997, affixed hereto, (the "Warrant") _______________, or registered assigns (the "Registered Holder"), is entitled to purchase from the Company, from time to time on or before the Expiration Date provided for in this Endorsement Allonge Amendment and Extension to the Warrant, up to ______ shares (as adjusted from time to time pursuant to the provisions of the Warrant) of the Company's common stock, $.001 par value per share ("Common Stock") for a purchase price of $0.15 per share (as adjusted from time to time pursuant to the provisions of the Warrant).

This Allonge to and Amendment and Extension of the Warrant is being issued pursuant to a Settlement Agreement dated as of _____________, 2002, among the Company and parties to a certain Legal Action for the purpose of resolving the Legal Action between the Company and _________________.

     1. Ratification, Adoption and Confirmation of Warrant. Except as modified herein, the terms and provisions of the Warrant shall remain unchanged and shall be in full force and effect, and the Company hereby ratifies, adopts, confirms and approves all of the terms, provisions and conditions contained in the Warrant as amended herein.

     2. Incorporation. This Allonge once attached to the Warrant shall become an inseparable part of the Warrant and shall be construed to be a part of the Warrant. The Warrant shall be incorporated herein as if set forth in full and shall be deemed an inseparable part hereof

     3. Extension. The Warrant by its terms was to be void after 5:00 p.m. Phoenix, Arizona time on March 27, 2002. The term of exercise of the Warrant, subject to the Termination provisions of Paragraph 4, is hereby extended to on March 27, 2004 at 5:00 o'clock p.m. Eastern Standard time.

     4. Termination. This Warrant (and the right to purchase securities upon exercise hereof) shall terminate upon the earliest to occur of the following (the "Expiration Date"): (i) 5 o'clock p.m, March 27, 2004; (ii) the closing of the Company's sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or other transaction as a result of which stockholders of the Company immediately prior to such acquisition possess a minority of the voting power of the acquiring entity immediately following such acquisition, provided that the Company has given not less than five (5) days prior written notice; (iii) the completion of the Call of the Warrants as provided in the Warrant; or (iv) liquidation of the Company.

     5. Effective Time of Exercise. For the purpose of each exercise of this Warrant, such exercise shall be deemed to have been effected immediately prior to the close of business on the day on which this Warrant shall have been surrendered to the Company. At such time, the person or persons in whose name or names any certificates for Warrant Stock shall be issuable upon such exercise shall be deemed to have become the holder or holders of record of the Warrant Stock represented by such certificates.

     6. Registration under the Securities Act of 1933. The terms and conditions of the Warrant relating to the registration of the Warrants and Warrant Stock set forth at Paragraph (l) are hereby amended as follows:

       (1) The registration rights granted in the Warrant are hereby extended for a period of two years and shall apply to any registration statement as defined in the Warrant which the Company may file on or before 5:00 o'clock p.m. Eastern Daylight Time on May 5, 2004.

       (2) The provisions set forth in the second sub-paragraph of Paragraph (l)
(1) are deleted and the following provision is substituted therefor:

          Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shall so advise each Holder as a part of the written notice given pursuant to the preceding paragraph of this Section 1. In such event, the right of the Holder to registration pursuant to this Agreement shall be conditioned upon such Holder's participation in such underwriting and the inclusion of Warrant Stock in the underwriting to the extent provided herein. All Holders proposing to distribute their securities through such underwriting shall (together with the Company and the other holders distributing their securities through such underwriting) enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting by the Company. Notwithstanding any other provision of this Agreement, if the managing underwriter determines that marketing factors require a limitation of the number of shares to be underwritten, the managing underwriter may limit the number of shares (including the Warrant Stock) to be underwritten, on a pro rata basis based on the total number of securities (including, without limitation, Warrant Stock) entitled to registration pursuant to any registration rights granted by the Company at the time of the filing of the registration statement; provided, however, that with respect to any public offering following the Initial Public Offering, the number of shares allocated among all Holders of Warrant Stock exercising their rights under this Warrant shall not be less than thirty percent (30%) of the number of shares allocated to any Holder or other holder to the nearest one hundred (100) shares. If any Holder disapproves of the terms of any such underwriting, he or she may elect to withdraw therefrom by written notice to the Company and the managing underwriter. Any securities excluded or withdrawn from such underwriting shall be withdrawn from such registration.

                                                     WATER CHEF, INC.



                                                     By  _______________________
                                                         David Conway, President

                                                                     Exhibit 4.5



THIS DEBENTURE AND THE SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY APPLICABLE LAWS OF ANY STATE.

                                 WATERCHEF, INC.
                           2% SUBORDINATED DEBENTURES
                               DUE OCTOBER 1, 1997

No. R-1                                                   Scottsdale, Arizona 13
    13

                                                          June 4, 1997

WATERCHEF, INC., a Delaware Corporation, (the "Company"), for value received hereby promises to pay to ______________, or registered assigns, on October 1, 1997, or if called sooner at option of Company the principal amount of $25,000 in such coin or currency of the United States of America as at the time of payment shall be legal tender for public and private debts, by check mailed and addressed to the registered holder hereof at the address shown in the debenture register maintained by the company for such purpose or, at the place and in the manner indicated on the Purchaser Schedule or such other place or in such other commercially reasonable manner as the registered holder may designate in writing.

The Company agrees to pay interest (computed on the basis of a 365-day year) on the unpaid principal balance hereof from the date of this Debenture at the rate of 12% per annum payable in arrears when note is due.

This Debenture is one of a duly authorized issued of Subordinated Debentures of the Company designated as its 12% Subordinated Debentures due 1997 (herein called the "Debentures"), limited in an aggregate principal amount of $350,000.

The Company (WaterChef) will, within 5 days, cause to have issued common stock at a price of fifteen cents per share based on 6,666.67 shares for every $1,000 of debt. Additionally, the Company will issue 5-year warrants at an exercise price of fifteen cents per share based on 6,666.67 shares for every $1,000 of debt. The Company will register the shares and warrants within six months of being issued with the appropriate exchange.

This Debenture is a registered Debenture and is transferable only by surrender thereof at the principal office of the Company in Scottsdale, Arizona, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Debenture or his attorney duly authorized in writing, subject to the terms and conditions of this agreement.

Funds for the redemption will accumulate from the sale of the company's current $1.5 million private placement now in the market. A sinking fund will be funded at a rate equal to the percentage of the private placement sold. When 100% of the private placement is sold, the sinking fund will contain 100% of this Debenture. The Company will pay the debenture in full with accrued interest within ten days of receipt of the funds from private placement.

In case an Event of Default shall happen and be continuing, the principal of this Debenture may be declared due and payable immediately.

If the note is extended and not paid to lender when due, a penalty of an additional 100,000 shares of common stock will be assessed by lender for the first thirty-one days of extension at fifteen cents per share. If the note is not redeemed by the thirty-second day, an additional 200,000 shares will be issued to lender at fifteen cents per share.

This Debenture and the indebtedness evidenced hereby, including principal and interest shall, at all times, be and remain junior and subordinate to any and all Senior Debt.

This Debenture is governed by and construed in accordance with Arizona law.



                                            WATERCHEF, INC.



                                            By
                                              ----------------------------------
                                            Its
                                               ---------------------------------

         (Corporate Seal)

                                                                   Exhibit 10.1



                    SETTLEMENT AGREEMENT AND GENERAL RELEASES

     This Mutual Settlement Agreement and General Release ( the "Agreement") is made and entered into by and between K. Thomas and Callaway Decoster, husband and wife and K. Thomas Decoster individually, Michael P. and Roberta S. Gaudette, husband and wife, Dominic M. Strazzulla, the Felix A. Hertzka Estate, Claudette L. Gelfand and the Claudette L. Gelfand Revocable Trust, Catherine C. Griffin, Michael B. and Diane L. Hayden, husband and wife, Alexander Harris,
Holly O. Harris, and Joseph R. Fichtl and the Joseph R. Ficht11995 Trust (hereinafter collectively the "Debenture Holders") and Water Chef, Inc. (hereinafter "WaterChef").

     WHEREAS, the Debenture Holders provided Bridge Loan funding to WaterChef in exchange for the issuance of Subordinated Debentures and Warrants to Purchase Stock;

     WHEREAS, in the course of the parties' dealing, a dispute arose relative to WaterChef s obligations to the Debenture Holders and Debenture Holders' obligations to Defendant pursuant to the aforementioned Subordinated Debentures and Warrants to Purchase Stock;

     WHEREAS, the Debenture Holders initiated a legal action against WaterChef in the New Hampshire Superior Court for Hillsborough County (Northern District), docketed 00-C-714 seeking damages flowing from alleged breaches of WaterChef s obligations to the Debenture Holders, allegedly resulting in breach of contract, breach of implied covenant of good faith and fair dealing, liability for debt, unjust enrichment and liability under a theory of quantum meruit (the "Legal Action");

     WHEREAS, Defendant asserted counterclaims against the Debenture Holders seeking damages flowing from alleged breaches of the Debenture Holders' obligations to WaterChef, allegedly resulting money damages to Defendant;

     WHEREAS, the Debenture Holders and WaterChef wish to resolve their differences and buy peace by agreement without further expense, delay or litigation;

     NOW THEREFORE, in consideration of these promises and of the mutual promises and covenants set forth below, the Debenture Holders and WaterChef hereby agree as follows:

     1. Upon execution of this Agreement, the Debenture Holders and WaterChef shall execute a dismissal with prejudice of the Legal Action (described below) currently pending which dismissal shall be held in escrow by Debenture Holders' counsel pending performance by Debenture Holders and Defendant of their respective obligations under the terms of this Settlement Agreement. Debenture Holders and Defendant agree that prior to the filing of the dismissal they shall execute such other document(s), if any, as may be required by the Hillsborough County Superior Court regarding the fact of settlement of the Legal Action and agree that if required by the Court that each will execute a notice of conditional settlement and continuance pending performance of the parties obligations hereunder.

     2. (a) Upon execution of this Agreement, each of the Debenture Holders shall deliver to Debenture Holders' counsel, Nixon Peabody, LLP, all of WaterChef's Debentures held by Debenture Holders marked "Satisfied in accordance with the terms of the Settlement Agreement dated as of June 20, 2002 between [name of Debenture Holder(s)] and WaterChef to be held in escrow by Nixon Peabody, LLP against the delivery of Defendant's shares of Common Stock described in Paragraphs (c) and (d).

        (b) Defendant's Board of Directors, pursuant to the power granted to them under WaterChef's Articles of Incorporation, if not previously approved, will no later than one (1) day following the execution of this Agreement by all of the Debenture Holders authorize an increase in the number of authorized shares of Common Stock of WaterChef in an amount at least sufficient to permit WaterChef to issue not less than three million (3,000,000) shares and such number of additional shares of Common Stock to the Debenture Holders as provided for herein. Defendant shall provide Debenture Holders' counsel with a copy of the minutes of the Board of Directors meeting.

        (c) No later than June 20, 2002 or two (2) days following the execution of this Settlement Agreement by all of the Debenture Holders, whichever is later, WaterChef shall pay to the Debenture Holders an aggregate of $497,500.00 by issuing to the Debenture Holders an aggregate of not less than 3,000,000 shares of its Common Stock, $.01 par value. Such shares shall be allocated among the Debenture Holders as shown on Exhibit A to this Agreement. Defendant shall deliver said Shares to Debenture Holders' counsel with its delivery of its executed copy of this Agreement and said shares (and the shares, if any, issued pursuant to Paragraph (d) shall be held by Debenture Holders' counsel until receipt of all of the Debenture Holders' Debentures described in Paragraph (a) above. Upon receipt of all of the Debenture Holders' Debentures and Defendant's shares, Debenture Holders' counsel shall exchange the Debentures and shares and distribute them to the Debenture Holders and WaterChef

        (d) WaterChef shall also calculate the average daily trading price of its Common Stock for the thirty (30) consecutive trading days immediately following the date WaterChef issues the shares described in paragraph (c) above. To determine such average daily trading price, WaterChef shall calculate the average of the ending bid and asked price on each such trading day as reported by Nasdaq and shall divide the sum of such averages by thirty
(30). WaterChef shall distribute its calculations and the underlying data on which its calculations are based to the Debenture Holders for their approval, which shall not be unreasonably withheld. If $497,500.00 divided by such average daily trading price equals 3,000,006 or less, no additional shares shall be issued to the Debenture Holders. If the product of $497,500.00 divided by such average daily trading price exceeds 3,000,006, then WaterChef shall issue to the Debenture Holders such additional number of shares of its Common Stock, rounded to the next whole number of shares, as equals the amount of such excess. Such shares shall be allocated among the Debenture Holders in accordance with a schedule to be provided by the Debenture Holders within ten (10) days of the final determination of the total number of shares to be issued and shall be delivered to Debenture Holders' counsel within twenty (20) days of the delivery of such schedule.

        (e) WaterChef shall and does hereby extend the term of each of the Debenture Holders' outstanding and unexercised warrants to purchase Common Stock of WaterChef for an additional twenty-four (24) months from the current expiration date of each such warrant. WaterChef further agrees that any and all of the restrictions or conditions which limit the piggy-back registration rights currently in effect with respect to the said warrants shall be, and hereby are, waived and removed. Debenture Holders shall deliver to Debenture Holders' counsel each of their outstanding and unexercised warrants to be held by such counsel until Defendant shall have issued with respect to each such warrant its Allonge To and Amendment and Extension of Warrant dated the date hereof which shall amend the expiry and piggy-back registration restrictions of such warrant as provided herein and shall further confirm that except as so amended the original terms of such warrant remain in full force and effect. Defendant shall issue an Allonge To and Amendment and Extension of Warrant with respect to each outstanding and unexercised warrant on the terms set forth herein regardless of the vote of the shareholders regarding the proposed increase in authorized capital stock. Defendant shall deliver an Allonge To and Amendment and Extension of Warrant for each outstanding and unexercised warrant to Debenture Holders' counsel within thirty (30) days of the date of the execution hereof which Debenture Holders' counsel shall affix to and make a part of each of the outstanding and unexercised warrants, and Debenture Holders' counsel shall thereupon redeliver the warrants as amended to Debenture Holders.

     3. In consideration of this Agreement and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged,
WaterChef, on behalf of itself, its parents, affiliates, subsidiaries, directors, shareholders, officers, employees, administrators, successors, agents, or other assigns, does hereby unconditionally release and forever discharge each and every one of the Debenture Holders, (including each of their heirs, executors, administrators, successors, agent, representatives, employees and assigns), from any and all claims, actions, liabilities and demands of any kind, whether at law or in equity, and whether such claims arise in contract or tort, and whether such claims are founded upon statutory or common law, including, but not limited to, breach of contract, negligence, breach of any duty of good faith and fair dealing, causes of action arising out of or construed to be deceptive trade practices, business torts, breach of warranty, or any other cause of action whatsoever, whether such claims are known or unknown, contingent or liquidated, arising out of or in any way related to the Bridge Loan Transactions described above and the debentures, shares or warrants issued in connection therewith, or the transactions contemplated thereby, which Defendant may now have against the Debenture Holders (to the extent such claims originated in whole or in part or, based on presently existing facts, could have originated in whole or in part on or before the date hereof), including, without limitation, any and all claims which have been asserted or could have been asserted by Defendant in the case captioned K. Thomas Decoster et. al v. Water Chef, Inc. now pending before the Hillsborough County Superior Court and identified as docket number 00-C-714 (the "Legal Action") and any and all claims directly or indirectly arising from or in connection with (1) the bridge loans,
(2) the debentures executed in connection therewith (3) any shares issued to Debenture Holders pursuant to the debentures (4) the warrants issued in connection with the debentures, (5) any action or omission to act by any of the Debenture Holders in connection with any of the foregoing, or any other documents executed in connection with the bridge loan transactions, (6) or arising from the negotiation of the terms of this Agreement.

     4. In consideration of this Agreement and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, each of the Debenture Holders, on behalf of themselves, and each of their heirs, executors, administrators, successors, agents, representatives, employees and assigns, does hereby unconditionally release and forever discharge WaterChef, (including its parents, affiliates, subsidiaries, directors, shareholders, officers, employees, administrators, successors, agents, or other assigns), from any and all claims, actions, liabilities and demands of any kind, whether at law or in equity, and whether such claims arise in contract or tort, and whether such claims are founded upon statutory or common law, including, but not limited to, breach of contract, negligence, breach of any duty of good faith and fair dealing, causes of action arising out of or construed to be deceptive trade practices, business torts, breach of warranty, or any other cause of action whatsoever, whether such claims are known or unknown, contingent or liquidated, arising out of or in any way related to the bridge loan transaction and the debentures, shares or warrants issued in connection therewith, or the transactions contemplated thereby, which Debenture Holders may now have against WaterChef (to the extent such claims originated in whole or in part or, based on presently existing facts, could have originated in whole or in part on or before the date hereof), including, without limitation, any and all claims which have been asserted or could have been asserted by Debenture Holders in the Legal Action and any and all claims directly or indirectly arising from or in connection with (1) the bridge loans, (2) the debentures executed in connection therewith (3) any shares issued to Debenture Holders pursuant to the debentures
(4) the warrants issued in connection with the debentures, (5) any action or omission to act by WaterChef in connection with any of the foregoing, or any other documents executed in connection with the bridge loan transactions, (6) or arising from the negotiation of the terms of this Agreement.

     5. Adequacy of Consideration. WaterChef and each of the Debenture Holders acknowledge that the consideration for this Agreement and their respective releases is hereby accepted in satisfaction of all claims and/or damages sustained or ever to be sustained, in full and complete discharge for the claims. Each acknowledges they understand that the Agreement, and the rights conferred herein represent the entire consideration that will ever be exchanged between the parties.

     6. Covenant Not To Sue. Defendant, for itself, its officers and directors, affiliates, successors and assigns, and Debenture Holders, on behalf of themselves, and each of their heirs, executors, administrators, successors, agents, representatives, employees and assigns and all others claiming by or through them, hereby covenant not to bring, commence, prosecute or maintain any suit, action or proceeding, either at law or in equity, in any court of the United States or of any State thereof, arising under or by virtue of the negotiations and/or communications entertained in connection with this
Agreement. Defendant, for itself, its officers and directors, affliates, successors and assigns, and Debenture Holders, on behalf of themselves, and each of their heirs, executors, administrators, successors, agents, representatives, employees and assigns and all others claiming by or through them, hereby fully and forever release and discharge the other from any and all causes of action, whether sounding in contract or in tort, or otherwise, and any and all liability, accrued or unaccrued, known or unknown, fixed or contingent, on account of any and all claims, demands, and causes of action for all losses, damages, expenses or liabilities to them, arising out of any negotiations or communications entertained in connection with this Agreement, the bridge loans, the debentures, the shares and the additional shares.

     7. Retained Rights and Claims. Notwithstanding anything contained in paragraphs 3, 4 and 6 hereof to the contrary, none of the parties releases the other from the obligations created by this Agreement.

     8. The parties expressly agree not to publicize, communicate, reveal or otherwise disclose, directly or indirectly to any person, any term or condition of this Agreement except pursuant to compulsory process of law and/or to their legal and financial advisors to the extent necessary to receive professional advice if such persons are expressly advised of this confidentiality provision and agree to be bound thereby.

     9. This Agreement supersedes all prior communications regarding the matters contained herein between the parties, their attorneys and representatives. There shall not be a presumption that the terms of this Agreement are to be construed more or less favorably for or against the signatories hereto. The parties have consulted with counsel with respect to this Agreement. The Agreement contains the entire agreement between the parties regarding this matter and no representations or promises have been made or relied on by any party other than as stated herein.

     10. Nothing in this Agreement or the actions of any of the parties to it in negotiating, executing or complying with this Agreement shall be regarded as an admission of liability or wrongdoing by any of the parties.

     11. The parties acknowledge that this is a compromise on disputed claims and this Agreement is entered to buy the peace of the respective parties.

     12. The parties acknowledge and agree that this Agreement shall not be admitted into evidence in any proceeding, except as may be required to effectuate or enforce the terms of this Agreement.

     13. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New Hampshire, without giving effect to any choice of law provisions that might apply.

     14. This Agreement may be executed in counterparts each of which will constitute an original but all of which constitutes but one Agreement.

     15. Representations and Warranties. Each undersigned expressly warrants and represents to the parties released herein, as a condition to this Agreement that:

     a. Each person executing this Agreement and the Releases contained herein is over the age of eighteen (18) years of age, of sound mind, and legally capable of making this agreement.

     b. Each person executing this Agreement and the Releases contained herein has read and understands this Settlement and Release Agreement, and each has been provided the advice of attorneys of their selection with regard to the legal consequences of this agreement.

     c. No promise or representation of any kind has been expressed or implied by any party, or by anyone acting for them, except as is expressly stated in this Agreement.

     d. No person executing this Agreement and the Releases contained herein is relying on the advice the other party or parties or their representatives or attorneys, on any matters relating to this Agreement.

     16. None of the persons executing this Agreement have assigned, conveyed, or pledged any part of the claims and cause of actions released herein.

     17. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be original and all of which taken together shall constitute one and the same agreement.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS HERETO, the parties have executed under seal this Agreement to be effective as of June 20, 2002.

DEBENTURE HOLDERS:                  WATER CHEF, INC.

                                                     By:
------------------------------                         -------------------------
K. Thomas Decoster                                   Name: David Conway
                                                     Its:  President
                                                     Duly Authorized

-----------------------------
Callaway Decoster



-----------------------------
Michael P. Gaudette



-----------------------------
Roberta S. Gaudette



-----------------------------
Dominic M. Strazzulla



-----------------------------
Sandra Hertzka, Executrix of the Felix A. Hertzka Estate



-----------------------------
Claudette L. Gelfand, individually and as Trustee of the Claudette L. Gelfand Trust



-----------------------------
Catherine C. Griffm



-----------------------------
Michael B. Hayden



-----------------------------
Diane L. Hayden



-----------------------------
Alexander Harris



-----------------------------
Holly O. Harris



-----------------------------
Joseph R. Fichtl, Trustee of the Joseph R. Fichtl 1995 Trust


                                                     EXHIBIT A


           Debenture Holder                       Original Issue Date                    Amount of Debenture
---------------------------------------- -------------------------------------- --------------------------------------
         Dominic M. Strazzulla                      March 27, 1997                             $50,000

           Felix A. Hertzka                          April 1, 1997                             $25,000

        Michael P. and Roberta                      April 22, 1997                             $25,000
          S. Gaudette, JTWROS

         Claudette L. Gelfand                       April 22, 1997                             $25,000
            Revocable Trust

         Catherine C. Griffin                       April 24, 1997                             $25,000

          Joseph R Fichtl '95                       April 24, 1997                             $50,000
                 Trust

             K. Thomas and                          April 25, 1997                             $30,000
           Callaway Decoster

            Holly O. Harris                         April 28, 1997                             $10,000

           Alexander Harris                         April 29, 1997                             $10,000

        Michael B. and Diane L.                     April 30, 1997                             $25,000
            Hayden, JTWROS

          K. Thomas Decoster                         June 4, 1997                              $25,000


                                                                    Exhibit 10.2

                          SUBDISTRIBUTORSHIP AGREEMENT

     Subdistributorship Agreement made this 18th day of May, 2001 between 4 CLEAN WATERS LTD., a corporation organized and existing under the laws of the British Virgin Islands, whose principal place of business is CNAC Building, 9th Floor, 10 Queens Road, Central, Hong Kong (hereafter referred to as "Distributor"), and I. Salman EXP. IMP. EST., a corporation organized and existing under the laws of the State of Jordan, whose principal place of business is Nassar Bin Jamil St., #159 Amman, Jordan (hereafter referred to as "Subdistributor").

                                    RECITALS

     1. Distributor is the exclusive licensee of WaterChef, Inc., for the "Pure Safe Water Station" and related components and has the right to, appoint Subdistributors.

     2. Subdistributor desires to obtain from Distributor, and Distributor desires to grant to Subdistributor, the exclusive right and license to sell and promote the sale of the Pure Safe Water Station and related components (hereafter referred to as "Products") in Jordan, Sudan, Palestine (hereafter referred to as "Territory").

     In consideration of the matters described above, and of the mutual benefits and obligations set forth in this agreement, the parties agree as follows:

                                   SECTION ONE

                                   APPOINTMENT

     A. Distributor appoints Subdistributor as the exclusive Subdistributor for the marketing, sale and servicing of the Products in the Territory.

     B. During the continuance of this Agreement, Distributor agrees to notify, in writing, all other Subdistributors of the Products that Subdistributor is the exclusive Subdistributor for such Products and has the sole right to sell such products in the Territory.

                                  SECTION TWO

                                RIGHT TO USE NAME

     A. Distributor, under the authority of WaterChef, Inc., licenses to Subdistributor the right to use the trade name "Pure Safe Water Station", and the trademark, copyrights, pending patents and patents, in the marketing of the Products which, and to the same extent as, Distributor now has, or may subsequently acquire, the right to use.

     B. Subdistributor shall not produce or use any other label, name or trademark on the Products.

     C. On the termination of this Agreement for any reason, Subdistributor shall discontinue the use of the trade same, trademark, labels, copyrights, pending patents or patents and other advertising media, and shall remove all signs and displays relating to the same; and, in the event of Subdistributor's failure to do so, Distributor may itself remove such article and material at Subdistiibutor's expense.

     D. On the termination of this Agreement for any reason, Distributor shall have the option to repurchase the Products then in the possession of
Subdistributor, and available for sale, at prices originally billed to Subdistributor plus actual freight on the shipment of them to Subdistributor, and with deductions from moneys due or to become due to Distributor under this Agreement. As to any of Distributors Products not repurchased by it within thirty (30) days of such termination, Subdistributor shall have the. right to dispose of such Products in the regular course of its business, and for this purpose, the restrictions of the preceding Subsection C shall be deferred until three (3) months after the termination of this Agreement.

                                 SECTION THREE

                          PURCHASE PRICE; MINIMUM SALES

     A. Subdistributor agrees to purchase no fewer than 100 units in the calendar year, commencing on January 1, 2001. The minimum number of units to be purchased by Subdistributor shall be a minimum of 50 units for the calendar year commencing January 1, 2002 and by an additional 50 units for the calendar year commencing January 1, 2003. The minimum quantities are cumulative, and any excess for prior years may be carried over to later years.

     B. The purchase price for each unit purchased by Subdistributor shall be the Subdistributor Prices set forth in Exhibit A per unit, less ___ (__%) percent. Similarly, Subdistributor can purchase Refill Supplies at _____ (___%) percent below Subdistributor Prices for the Refill Supplies set forth on Exhibit
B. Distributor's price list for the Products and the Refill Supplies is set forth in Exhibits "A" and "B" appended hereto and forming a part hereof. In the event of a price change, Distributor agrees to give Subdistributor thirty (30) days notice prior to the effect thereof.

     C. The minimum quantities are cumulative and any excess for prior yeah maybe carried over to later years. If sales to the Subdistributor by Distributor during any year are fifteen (25%) percent lower than the agreed levels, Distributor shall have the unrestricted option, to be exercised within sixty
(60) days of the year, of termination of the Subdistributors marketing and sales rights and converting it to a non-exclusive basis, within the Territory or part of the Territory.

     D. All shipments of the Products to the Subdistributor will be FOB "WaterChef" manufacturing location. Subdistributor will be responsible for selection and payment of all special packing, shipping, freight and insurance charges, which charges Distributor may require Subdistributor to pay in advance. Subdistributor will also have the sole responsibility of obtaining any necessary legal documents required by the various Governments of the countries in the Territory.

                                  SECTION FOUR

                                      TERM

     The term of this Agreement shall begin on the date first written above, and shall end on December 31, 2003, subject to the following: An Option to renew by both parties after agreement of quantities for an additional 3 years.

     A. Provided Subdistributor is not in default in this Agreement, or any of its terms or provisions, Subdistributor may elect, by written notice to Distributor at least 30 days prior to the end of the original term of this Agreement, to extend automatically, this Agreement on the same terms and conditions, for successive automatic renewal period of the year commencing January 1, 2003, so long as the minimum quantities ___ units per year in the 4th year, ___ units per year in the 5th year, and ___ units per year in the 6th year and thereafter are met.

     B. Subdistributor may, on ninety (90) days written notice to Distributor, terminate this Agreement for any reason, without cause, but without prejudice to may rights of either party to moneys due or to become due under this Agreement.

     C. In the event of breach by Distributor, or its failure to perform any of the terms or conditions of this Agreement, Subdistributor may terminate this Agreement on 60 days written notice, which notice shall be effective at the expiration of the 60-day period. However, failure by Distributor to deliver any order to Subdistributor shall not be deemed a breach or failure to perform by Distributor, if such failure to deliver is the direct result of revolutions, insurrections, riots, wars, acts of enemies, acts of God, national emergency, strikes or floods (referred to below as "force majeure"), aid the existence of such force majeure is disclosed, in writing, to Sub-distributor within 30 days of its occurrence.

     D. If Subdistributor is in default in any payment to Distributor for a period of 30 days after demand for payment from Distributor, or if Subdistributor defaults, in performing any of the other terms, conditions or promises of this Agreement, and continues in default for a period of 5 days after written notice of default, then Distributor shall have the right at the expiration of the 15-day notice of default, to terminate this Agreement on giving written notice of the termination at the end of the 15-day period.

     E. If Subdistributor is or becomes insolvent, or enters into a composition with its creditors, or if a receiver is appointed for it, or if Subdistributor files any petition or application under any bankruptcy laws or acts, or is adjudicated a bankrupt, then Distributor shall have the right to terminate this Agreement on giving notice to Subdistributor at least 30 days before the time when such termination is to take effect, and at the expiration of the 30 days, this Agreement shall become null and void, but without prejudice to the rights of either party to moneys due or to become due under this Agreement.

                                  SECTION FIVE

                          RETURN OF DEFECTIVE PRODUCTS

         Subdistributor may return any products that are defective within sixty
(60) days of delivery, and Distributor shall immediately replace all such defective products at Distributor's expense.

                                  SECTION SIX

                                 REPRESENTATIONS

     Distributor represents, covenants and warrants as follows:

     A. Distributor is a corporation formed and in good standing in the British Virgin Islands, and is not now operating in bankruptcy, or Pursuant to an arrangement with its creditors under any chapter of the federal bankruptcy laws.

     B. Distributor has the worldwide exclusive rights to market, sell and service the Products covered, by this Agreement and has tie right to license exclusive and nonexclusive rights to others to market such products worldwide.

     C. Distributor has not gamed and will not, without prior written consent of Subdistributor, grant to any person, entity or organization, the right to sell or market the products covered by this Agreement whether at wholesale or at retail, in the Territory covered by this Agreement and will not itself or by its employees or agents make any such sales.

     D. During the term of this Agreement, Distributor will endeavor to have WaterChef maintain in full force and effect its present rights to use the tradename, trademark, labels, copyrights. pending patents rind patents affiliated with the Products covered by this Agreement and shall at its own expense exercise its common-law . and statutory rights against any infringements of its right to so use such tradename, trademark, labels, copyrights, pending patents and patents.

                                 SECTION SEVEN

                        REPRESENTATIONS OF SUBDISTRIBUTOR

          Subdistributor covenants and warrants as follows:

     A. Subdistributor is a corporation formed and in good standing in Jordan.

     B. Subdistributor shall use its best efforts to market, service and sell at the Products covered by this Agreement in the Territory specified.

     C. Subdistributor agrees that in the countries where WaterChef and/or Distributor have applied for patent protection to be vigilant in detecting any possible infringement of the patents by third parties and to inform WaterChef and Distributor promptly of any infringement and to collaborate with WaterChef and Distributor in proceeding against any infringement, to the extent requested.

                                 SECTION EIGHT

                                ENTIRE AGREEMENT

     This Agreement constitutes the entire agreement between the parties pertaining to the subject matter contained in it and supersedes all prior and contemporaneous agreements, representations and understandings of the parties. No supplement, modification or amendment of this Agreement shall be binding, unless executed in writing by all the parties to this Agreement. No waiver of any of the provisions of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the ply making the waiver.

                                  SECTION NINE

                    BINDING EFFECT ON SUCCESSORS AND ASSIGNS

     This Agreement shall be binding on and shall inure to the benefit of the successors end assigns of the parties to this Agreement.

                                  SECTION TEN

                                  ATTORNEY FEES

     If any legal action or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorney fees and other costs incurred in that action or proceeding, in addition to any other relief to which it may be entitled.

                                 SECTION ELEVEN

                                     NOTICES

     All notices, requests, demands and other communications under this Agreement skull be in writing and shall be deemed to have been given on the date of soviet if served personally on the party to whom notice is to be given, or on the third day after mailing, if mailed to the party to whom notice is to be given, by first-class trail, registered or certified, postage prepaid, and unless either party should notify the other of a change of address, properly addressed, as follows:

         To Distributor             4 Clean Waters, Ltd.
                                    c/o Law Offices of Howard L. Mann, Esq.
                                    50 Main Street, Ste. 1076
                                    White Plains, New York 10606

         To Subdistributor
                                    -----------------------------------

                                 SECTION TWELEV

                                 INTERPRETATION

     This Agreement shall be governed by the laws of the State of New York.

                                SECTION THIRTEEN

                               TIME OF THE ESSENCE

     Time is of the essence in all portions of this Agreement.

                                SECTION FOURTEEN

                                    CAPTIONS

     The subject headings of the sections and subsections of this Agreement are included for purposes of convenience only and shall not affect the construction or interpretation of any of its provisions.

                                 SECTION FIFTEEN

                                AUTHORITY TO BIND

     Each person executing this Agreement warrants that the person has full and legal authority to execute this Agreement for and on behalf of the respective corporations and to bind such corporations.

         WHEREFORE, the parties have executed this Agreement at New York City on the date and year first above written.

[SUBDISTRIBUTOR]                            4 CLEAN WATERS LTD.





By:                                         By:
  -------------------------------------       ----------------------------------

Title:                                      Title:
     ---------------------------------           -------------------------------