Form 10QSB/A
period 2002-03-31
WATER CHEF INC
filed 2003-02-26
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A

                                   (Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

    ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             For the transition period from............to..............

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


                                 WATER CHEF INC.

                                  BALANCE SHEET

                                 MARCH 31, 2002

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
      Cash                                                      $         5,913
      Inventories                                                       145,960
      Prepaid expenses and other current assets                           9,662
                                                                ---------------
          TOTAL CURRENT ASSETS                                          161,535

PATENTS AND TRADEMARKS (net of
      accumulated amortization of $1,845)                                24,210
                                                                ---------------
                                                                $       185,745
                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                          $       203,186
      Accrued expenses and other current liabilities                    392,164
      Notes payable (including accrued interest of $187,709)          1,245,432
      Preferred dividends payable                                       693,181
      Net liabilities of discontinued operations                        304,112
                                                                ---------------
          TOTAL CURRENT LIABILITIES                                   2,838,075
                                                                ---------------
LONG-TERM LIABILITIES:
      Loans payable to shareholder (including
          accrued interest of $39,584)                                  412,365
                                                                ---------------

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
                                                               ================

                       See notes to financial statements.

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                           Three Months Ended March 31,
                                                      --------------------------------------
                                                              2002                2001
                                                      -----------------    -----------------
                                                                                    *
Sales                                                 $          40,000    $               -
                                                      -----------------    -----------------
Costs and Expenses:
       Cost of sales                                             17,280                    -
       Selling, general and administrative                      223,834              169,966
       Research and development                                       -               53,125
       Interest expense                                          37,368                9,459
                                                      -----------------    -----------------
                                                                278,482              232,550
                                                      -----------------    -----------------
Loss from continuing operations                                (238,482)            (232,550)
                                                      -----------------    -----------------
Loss from discontinued operations                                     -              (35,570)
                                                      -----------------    -----------------
Net loss                                                       (238,482)            (268,120)

Preferred stock dividends                                       (27,075)             (27,075)
                                                      -----------------    -----------------
Net loss applicable to
       common stock                                   $        (265,557)   $        (295,195)
                                                      =================    =================

Basic and Diluted Loss Per Common Share:
       Continuing operations                          $           (0.00)   $           (0.00)
       Discontinued operations                                    (0.00)               (0.00)
                                                      -----------------    -----------------
                                                      $           (0.00)   $           (0.00)
                                                      =================    =================
Weighted Average Common Shares Outstanding -
       Basic and Diluted                                     86,614,286           72,398,867
                                                      =================    =================

  *     -   reclassified to conform with current period presentation





                       See notes to financial statements.

                                 WATER CHEF INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                              Three Months Ended March 31,
                                                        --------------------------------------
                                                                2002                 2001
                                                        -----------------     ----------------
                                                                                       *
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $       (238,482)     $      (268,120)
        Adjustments to reconcile net loss to
           net cash used in operating activities
               Loss from discontinued operations                        -               35,570
               Extraordinary item - gain on early
                    Extinguishment
               Depreciation and amortization                          463                   61
               Non-cash compensation                                    -               11,100
               Write-off of note-payable                                -              (11,019)
        Change in assets and liabilities
           Inventories                                             13,290                    -
           Other current assets                                         -               (6,219)
           Accounts payable and accrued expenses                  149,845              (11,336)
                                                         ----------------      ---------------
        Net cash used in continuing operations                    (74,884)            (249,963)
        Net cash from (used in) discontinued operations            25,000              (58,432)
                                                         ----------------      ---------------
NET CASH USED IN OPERATING ACTIVITIES                             (49,884)            (308,395)
                                                         ----------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                        -               50,000
     Proceeds from sale of common stock and exercise
         of warrants                                               22,000             491,470
                                                         -----------------     ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          22,000             541,470
                                                         -----------------     ---------------
NET (DECREASE) INCREASE IN CASH                                   (27,884)            233,075

CASH AT BEGINNING OF YEAR                                          33,797             158,100
                                                         -----------------     ---------------
CASH AT END OF PERIOD                                    $          5,913      $      391,175
                                                         =================     ===============


 *   -  reclassified to conform with current period presentation




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


5. SUBSEQUENT EVENTS

         -45 In April 2002, the Company received an aggregate of $200,000 for 4,000,000 shares of its common stock. These shares will be issued upon approval of an increase in the authorized capital shares of the Company. As such, a liability for the issuance will be recorded for the future issuance.



         - In April and May of 2002, the Company issued an aggregate of 450,000 shares of its common stock, valued at $0.08 per share for a total of $36,000, for consulting services previously performed for the Company.

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

Item 2   Changes in Securities and Use of Proceeds

         None

Item 3   Default upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

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

                                WATER CHEF, INC.




Date:      February 26, 2003              /s/ David A. Conway
                                          ---------------------------------
                                          David A. Conway
                                          President, and Chief Executive Officer
                                         (Principal Operating Officer)

                                  End of Filing