Form 10QSB/A
period 2002-06-30
WATER CHEF INC
filed 2003-02-26
CIK 764839

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

             For the transition period from..............to................

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


                                Table of Contents


                         Part I - FINANCIAL INFORMATION

                                                                           Page

Item 1   Financial Statements (Unaudited)

         Balance sheet as of June 30, 2002                                   2

         Statements of operations for the six and three month periods
         ended June 30, 2002 and 2001                                        3

         Statements of cash flows for the six month periods
         ended June 30, 2002 and 2001                                        4

         Notes to Financial Statements                                   5 - 9

Item II  Management's Discussion and Analysis or Plan of Operation      10 - 11


                           Part II - OTHER INFORMATION


Item 1 Legal Proceedings                                                     12

Item 2 Changes in Securities and Use of Proceeds                             13

Item 3 Default upon Senior Securities                                        13

Item 4 Submission of Matters to a Vote of Security Holders                   13

Item 5 Other Information 14 Item 6 Exhibits and Reports on Form 8-K          13

Signatures                                                                   14

                                WATER CHEF, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2002

                                   (Unaudited)






                                     ASSETS
CURRENT ASSETS:
      Cash                                                                        $        75,089
      Inventories                                                                         146,000
      Prepaid expenses and other current assets                                             9,662
                                                                                  ---------------
          TOTAL CURRENT ASSETS                                                            230,751

PATENTS AND TRADEMARKS (net of
      accumulated amortization of $2,308)                                                  23,747
                                                                                  ---------------
                                                                                  $       254,498
                                                                                  ===============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                            $       193,747
      Accrued expenses and other current liabilities                                    1,441,556
      Notes payable (including accrued interest of $214,412)                            1,372,583
      Preferred dividends payable                                                         720,256
      Loans payable to shareholder (including accrued interest of $45,550)                418,332
      Net liabilities of discontinued operations                                          299,779
                                                                                   --------------
           TOTAL CURRENT LIABILITIES                                                    4,446,253
                                                                                   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Preferred stock, $.001 par value;
          10,000,000 shares authorized;
          145,500 shares issued and outstanding                                               145
      Common stock, $.001 par value;
          90,000,000 shares authorized;
          89,564,286 shares issued and outstanding                                         89,564
      Additional paid in capital                                                       10,182,933
      Stock subscription receivable                                                       (45,500)
      Common stock to be issued                                                           200,000
      Treasury stock, 4,400 common shares, at cost                                         (5,768)
      Accumulated deficit                                                             (14,613,129)
                                                                                   --------------
           TOTAL STOCKHOLDERS'  DEFICIT                                                (4,191,755)
                                                                                   --------------
                                                                                   $      254,498
                                                                                   ==============

                                WATER CHEF, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                       -----------------------------  -----------------------------
                                                           2002           2001            2002            2001
                                                       -------------  --------------  --------------  -------------
Sales                                                  $          -   $           -   $      40,000   $          -
                                                       -------------  --------------  --------------  -------------
Costs and Expenses:
     Cost of sales                                           26,200               -          43,480              -
     Selling, general and administrative                    231,989         361,907         455,823        531,873
     Research and development                                     -          53,125               -        106,250
     Non-dilution agreement termination cost              1,044,677               -       1,044,677              -
     Loss (Gain) on settlement of debt                       73,250        (140,631)         73,250       (140,631)
     Interest expense                                        59,868          24,173          97,236         33,632
                                                       -------------  --------------  --------------  -------------
                                                          1,435,984         298,574       1,714,466        531,124
                                                       -------------  --------------  --------------  -------------
Loss from continuing operations                          (1,435,984)       (298,574)     (1,674,466)      (531,124)
                                                       -------------  --------------  --------------  -------------
Gain from discontinued operations                                 -          48,744               -         13,174
                                                       -------------  --------------  --------------  -------------
Net loss                                                 (1,435,984)       (249,830)     (1,674,466)      (517,950)

Preferred stock dividends                                   (27,075)        (27,075)        (54,150)       (54,150)
                                                       -------------  --------------  --------------  -------------
Net loss applicable to
     common stock                                      $ (1,463,059)  $    (276,905)  $  (1,728,616)  $   (572,100)
                                                       =============  ==============  ==============  =============
Basic and Diluted Loss Per Common Share:
     Continuing operations                             $      (0.02)  $       (0.00)  $       (0.02)  $      (0.01)
     Discontinued operations                                      -            0.00               -           0.00
                                                       -------------  --------------  --------------  -------------
                                                       $      (0.02)  $       (0.00)  $       (0.02)  $      (0.01)
                                                       =============  ==============  ==============  =============
Weighted Average Common Shares Outstanding -
     Basic and Diluted                                   88,591,759      80,872,830      87,608,485     76,570,859
                                                       =============  ==============  ==============  =============



                       See notes to financial statements.

                                 WATER CHEF INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                          Six Months Ended June 30,
                                                                                   ----------------------------------------
                                                                                       2002                     2001
                                                                                   --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                       $  (1,674,466)          $    (517,950)
       Adjustments to reconcile net loss to
          net cash used in operating activities
            Loss from discontinued operations                                                  -                 (13,174)
            Depreciation and amortization                                                    926                     176
            Non-cash compensation and other services                                           -                  36,750
            Loss (Gain) on settlement of debt                                             73,250                (140,631)
            Non-dilution agreement termination cost                                    1,044,677                       -
            Amortization of debt discount                                                      -                  31,000
            Write-off of note-payable                                                          -                (104,081)
       Change in assets and liabilities
          Inventories                                                                     13,250                (497,000)
          Other current assets                                                                 -                 (26,464)
          Accounts payable and accrued expenses                                          240,988                 880,702
                                                                                   --------------          --------------
       Net cash used in continuing operations                                           (301,375)               (350,671)
       Net cash provided by (used in) discontinued operations                             20,667                (463,271)
                                                                                   --------------          --------------
NET CASH USED IN OPERATING ACTIVITIES                                                   (280,708)               (813,943)
                                                                                   --------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                                  -                    (551)
                                                                                   --------------          --------------
NET CASH USED IN INVESTING ACTIVITIES                                                          -                    (551)
                                                                                   --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                                -                 450,000
    Repayment of note payable                                                                  -                 (25,000)
    Proceeds from sale of common stock and exercise of warrants                          322,000                 584,770
                                                                                   --------------          --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                322,000               1,009,770
                                                                                   --------------          --------------
NET INCREASE IN CASH                                                                      41,292                 195,276

CASH AT BEGINNING OF PERIOD                                                               33,797                 158,100

                                                                                   --------------         --------------
CASH AT END OF PERIOD                                                              $      75,089          $      353,376
                                                                                   ==============         ==============
    Non-cash financing and investing activities:
       Common stock issued for debt                                                $           -          $      110,995
                                                                                   ==============         ==============
       Common stock issued for accrued expenses                                    $      36,000          $            -
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

c. On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments", and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company has not yet determined the impact of SFAS No.145 on its financial position and results of operations, if any.

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

5. COMMON STOCK In February 2002, the Company's Board of Director approved the increase in the number of authorized common shares to 190,000,000 pending shareholders' approval.

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

6. LOSS ON SETTLEMENT OF DEBT The Company was a defendant in an action brought by certain debenture holders (The "Bridge Loans") in New Hampshire Superior Court seeking repayment of $300,000 of debenture principal together with interest from 1997, and the issuance of penalty shares for non payment of principal and interest. In addition, the plaintiffs claim that they had suffered by the Company's failure to register the shares issued under the warrant agreement.



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



In the second quarter of 2002, the Company and the Bridge Lenders settled this dispute requiring the Company to: (i) Issue 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated ("participants") in this legal action. The Company prior to the settlement had recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500 settlement and the $339,400, or $158,100, is recorded as a loss on settlement of debt., (ii) Extend the warrants attached to the participants' debentures for another two years until June 2004, and (iii) Issue additional shares if the product of the $497,500, as valued for the 3,000,000 shares above, divided by the average daily trading price for the 30 days subsequent to the settlement, is greater than the original 3,000,000 shares. Due to these requirements the Company is obligated to issue an additional 14,037,671 shares, due to the average trading price of $0.0292 in the 30 days subsequent to the settlement. As of June 30, 2002, neither the 3,000,000 nor the additional shares of 14,037,671 have been issued.



The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date. In conjunction with the above settlement, the Company has settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at a share price to be determined. The terms of their warrants were not extended, nor are they entitled to receive additional shares based of the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $84,850 gain with regard to the settlement of the non-participating debentures. As of June 30, 2002, the 750,000 shares have not been issued.


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

8. SUBSEQUENT EVENT During the six months ended June 2002, the Company agreed to issue an aggregate of 1,175,000 shares of its common stock for consulting services totaling $92,000.

9. COMMITMENTS AND CONTINGENCIES The Company is a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regards to the operations prior to the sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management, and legal counsel, believe that the action is without merit. The Company has made a $5,000 settlement offer to the customer, for the nuisance value of the lawsuit. The customer has rejected such offer, and has proposed a $75,000 settlement. The Company has made a provision of $5,000 for this lawsuit as of June 30, 2002.

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

51 The Company is a plaintiff in a criminal action brought before the court in the Kingdom of Jordan, claiming the full payment for PureSafe Water Stations shipped, its related costs and damages. Criminal charges have been brought against a former sub-distributor and against two management employees of the Jordan National Bank and against the Jordan National Bank. A trial date has not yet been set.

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

Management is currently attempting to settle or restructure the remaining debt, including that debt related to the discontinued operations. In the quarter ended June 30, 2002 the Company reached a negotiated settlement concerning notes payable and accrued interest aggregating $423,750. The terms of the settlement agreement called for the issuance of 3,000,000 shares of common stock. As a further condition of the settlement agreement, the Company must file a registration statement with the Securities and Exchange Commission within 180 days to register these shares. In addition, an aggregate of 750,000 shares of common stock were issued to the debenture holders who were not party to the settlement.

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

Item 2 Changes in Securities and Use of Proceeds

None

Item 3 Defaults upon Senior Securities

None

Item 4 Submissions of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6 Exhibits and Reports on Form 8-K

                                    Exhibits:

99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                              Reports on Form 8-K:

               No reports were filed on Form 8K during the quarter
                              ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WATER CHEF, INC.





Date:    February 26, 2003                /s/David A. Conway
                                          ---------------------------------

                                          David A. Conway
                                          President, and Chief Executive Officer
                                          (Principal Operating Officer)

WaterChef, Inc.
                              1007 Glen Cove Avenue
                            Glen Head, New York 11545
                              Phone: (516) 656-0059
                               Fax: (516) 656-9095

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section  906 of the  Sarbanes-Oxley  Act of 2002 (18 U.S.C.  Section
1350)

Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 ( 18 U.S.C.  Section
1350), the undersigned, David A. Conway, President and Chief Executive Officer, and Acting Chief Financial Officer, of WaterChef, Inc., a Delaware Corporation (the " Company"), does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 of the Company (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the material contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                 /s/ David A. Conway
                 -------------------
                 David A. Conway
                 President and Chief Executive Officer and
                 Acting Chief Financial Officer



                                February 26, 2003

                                  End of Filing