Form 10KSB
period 2002-12-31
WATER CHEF INC
filed 2003-05-23
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2002

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

                                 (516) 656-0059
                           (Issuer's telephone number)

         Securities registered under section 12(b) of the Exchange Act: None.

         Securities registered under section 12 (g) of the Exchange Act: Common stock, Par value $.001

                   Redeemable Common Stock Purchase Warrants.
                   ------------------------------------------

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                  YES        X                     NO
                       -------------                   --------------

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

         The issuer's net sales for the most recent fiscal year were $40,000.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on May 21, 2003 was approximately $2,600,000.

As of May 21, 2003, the Registrant had 89,559,886 shares of its Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be issued in connection with the 2002 annual meeting of stockholders are incorporated by reference into Part III

                                 WATERCHEF, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS .....................................2

         ITEM 2.  DESCRIPTION OF PROPERTY .....................................8

         ITEM 3.  LEGAL PROCEEDINGS ...........................................8

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........9


PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...10

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..11

         ITEM 7.  FINANCIAL STATEMENTS .......................................14

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE ........................15


PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ..........15

         ITEM 10. EXECUTIVE COMPENSATION .....................................18

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.................19

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............20

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ...........................20

         ITEM 14. CONTROLS AND PROCEDURES ....................................20


SIGNATURES ...................................................................21

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

WaterChef, Inc. (the "Company", "WaterChef"), designs, manufactures and markets water purification equipment Water coolers and filters were a substantial part of the Company's business from 1993 until the fourth quarter of 2001, at which time this business was sold so that WaterChef could concentrate on the further development , manufacturing and marketing of their patented line of "PureSafe" water purification systems. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. To date, the Company has shipped 20 PureSafe units. Revenue has been recognized on only 2 PureSafe units as 18 units which were shipped to the Kingdom of Jordan have not met the criteria for revenue recognition due to no reasonable assurance of collectibility.

BACKGROUND

The Company was originally incorporated under Arizona law in 1985 and merged into a Delaware corporation in 1987. In 1993 the Company, then known as Auto Swap, U.S.A., entered into a reverse merger with WaterChef, Inc., a Nevada corporation ("Water Chef-Nevada), which manufactured and marketed water coolers and filters. The financial statements prior to June 4, 1993 are those of WaterChef (Nevada), which is considered to be the Predecessor Company.

In 1994 the Company established a Joint Venture (the "JV") in the Peoples Republic of China ("China") in which it held a 55% interest for an investment of $475,000, funded by cash, machinery and equipment and transferred technology. The Chinese investment provided a manufacturing and development site for WaterChef's water cooler line. Product was shipped for further assembly to WaterChef's leased facilities in Montana. In the year ended December 31, 2000 all remaining value attributed to the joint venture was written off. With the sale of the water cooler, filter and accessory lines in the fourth quarter of 2001, WaterChef's interest in the joint venture was assigned to the purchaser and the Montana facility was closed.

PRODUCTS

Prior to the fourth quarter of 2001, when the Company decided to concentrate its efforts on the further development, manufacturing and marketing of the PureSafe Water Station (the "PureSafe"), WaterChef believed that its water dispensers and its wide variety of consumer oriented water filtration products met or exceeded the design, quality and performance of competitive products. Market considerations were such however as to limit the opportunities for profit and growth, Management determined that in order to build considerable shareholder value, they would transition out of the commodity dispenser and filter businesses and develop products that they felt were unique to the marketplace.

In 1998, searching for a "killer application", WaterChef management focused on the worldwide need for safe drinking water for populations who are unserved by municipal water treatment facilities, or are served by municipal systems which have malfunctioned because of improper maintenance or faulty design. The result of that activity is the PureSafe Water Station, a turn-key unit that converts "gray", or bathing grade, water into United States Environmental Protection Agency ("EPA") grade drinking water. The PureSafe eliminates all living pathogens that pollute non-processed water - bacteria, cysts, viruses, parasites, etc. - at an affordable cost for the emerging economies of the world.

The PureSafe Water Station was tested by H2M Labs, Inc. which is approved by Nassau and Suffolk counties in New York to perform drinking water testing for the various municipalities in those counties. The specific test performed was a total and fecal coliform bacteria test, wherein the source water storage tank which feeds the PureSafe was tested for the presence of total and fecal coliform bacteria. The source water tank was found to have 50 colonies of coliform bacteria present. The source water tank was then "spiked" with a three (3) liter concentration of laboratory grown and cultured bacteria and the storage tank were measured again with 80,000,000 colonies of bacteria detected. After being processed through the PureSafe system, the water was tested again, and "FEWER THAN 2 COLONIES" were detected. In addition to the laboratory test conducted for WaterChef by H2M Labs, the available scientific literature, in industry journals such as Water Technology and Water Conditioning and Purification International, supports the statement that an ozone system such as the one utilized in the PureSafe effectively eliminates all living pathogens. Ozone was first used in municipal water treatment in Nice, France in 1904, and then in the Jerome Park Reservoir in the Bronx, New York in 1906 The Company has studied other products on the market and concluded that the PureSafe Water Station system is an affordable alternative to other products on the market.

The PureSafe Water Station is a self-contained, six stage water purification center. It is housed in the equivalent of a small storage container - approximately four feet wide, seven feet long, and six and one-half feet high. The unit weighs approximately eleven hundred pounds (without water) and has been configured for portability, durability, and easy access to its essentially off-the-shelf components. It is constructed with weather and UV resistant fiberglass, aluminum and steel, and is equipped with internal and external lighting.

The PureSafe can purify and dispense up to 15,000 gallons per day for an all-inclusive cost (labor, power, amortization of the capital cost, replacement filters, cartridges and media) of approximately one-half cent per gallon. The process wastes very little water, producing approximately one gallon of pure drinking water for every gallon processed. The unit can be moved with a single fork-lift and is transportable by truck or helicopter. Operating the PureSafe is simple and straightforward. Turn-key in design, minimum wage personnel can be trained to operate the unit. A system of fail-safes is built into the operation, and aside from easily installable spares such as filters and cartridges, a maintenance and oversight program established by WaterChef should maintain the operating efficiencies built into the system. WaterChef warrantees each unit for a period of one year as long as the required maintenance protocols, using WaterChef supplied parts, as prescribed in the maintenance manual are adhered to. To date, there is one unit that is still under warranty. WaterChef also plans to have periodic inspections of installed equipment by the Company's agents.

While each unit is configured to respond to the particular water quality of a particular site, such as arsenic removal, seawater desalination, oil separation, etc., the typical unit contains the following components:

    a. Inlet connection with macro-filter - designed to strain the input water, removes large particulate and directs water into the system

    b. Inlet pump - self-priming pump which maintains water pressure at minimum 40psi throughout the system

    c. Pre-depth media filter - a multi-media mixed bed to remove pollutants. Pressure gauges mounted on the exterior front panel of the unit allow for visible monitoring of system performance.

    d. Ozone generator - provides a rich ozone source that effectively kills all living pathogens such as bacteria, viruses, cysts, parasites, etc. Unused ozone reverts back to oxygen and produces no harmful byproducts.

    e. Ozone mixing tank - WaterChef's proprietary process for effectively mixing the ozone into the water and maintaining the required contact time to ensure oxidation of contaminants.

    f.  Process pump - provides optimal operation of the ozone processing.

    g. Post-depth media filter - another, different, multi-media mixed bed designed to filter out oxidized or precipitated pollutants and contaminants after the ozone treatment. Effectively removes metals, organics and inorganics. Pressure gauges on the front panel indicate the need for backwashing to maintain optimal performance.

    h. Ultraviolet treatment - provided by a UV lamp as a redundant sterilizer step to eliminate any surviving pathogens or micro-organisms. The UV lamp is tuned to a frequency which also converts O3 (ozone) back to O2 (oxygen).

    i. KDF filter - an ion exchange media containing a proprietary blend of copper, zinc and other alloys, effectively adsorbs chlorine and biological, inorganic and metallic contaminants.

    j. Carbon filter - prevents bacteria regrowth while removing inorganic compounds and improves water taste and removes odor. The carbon filter also acts as a redundant ozone destruct mechanism.

    k.  Mixer - sends ozone treated water to the bottle washing stations.

    l. Bottle washing stations - incorporated on the outside front of the unit for easy access in order to effectively clean bottles used to carry water treated at the site.

    m. Dispensing stations - four individual dispensing lines, each with flow adjusting valves to help regulate a smooth, steady flow of water into clean bottles.

MANUFACTURING

Prior to the sale of its dispenser products, the Company manufactured its water cooler products in Montana and through a Joint Venture ("JV") in China. With the sale of this line of business, WaterChef negotiated an early termination of the Montana lease and, with the consent of its JV partner, transferred its interest in the JV to the purchaser of the water cooler and filter business in the fourth quarter of 2001.

In 2000 the Company entered into a subcontracting agreement with Davis Aircraft Products Inc, ("Davis") for the manufacture of the PureSafe Water Station system. Based upon the experience and the resources of Davis, Company management believes that Davis can provide the production and manufacturing support services necessary to supply WaterChef's requirements over the foreseeable future at a price, and with the quality and performance standards necessary to meet, or exceed, the needs of the markets that the Company expects to serve.

RAW MATERIALS

The PureSafe has been designed to use, for the most part, readily available off-the-shelf components, sub-systems and equipment. Inasmuch as each of the components and sub-systems are available from multiple vendors, the Company does not believe that obtaining these for its sub-contractor, for itself, or for others if it chooses to manufacture elsewhere, will be a problem. WaterChef has also incorporated patented and proprietary technology in the PureSafe and is confident that it can protect this intellectual capital throughout the manufacturing and distribution cycle.

COMPETITION

While the Company believed that its water coolers and filters were competitive, substantial competition existed in the marketplace with almost all its competitors possessing significantly greater financial resources. Recognizing that this would not allow the revenues and margins required to give adequate value to its shareholders, the Company wound-down the water cooler and filter business, in the fourth quarter of 2001, and redirected their efforts and financial resources to produce a product that addressed the needs of a substantial marketplace in which they could be competitive.

While there are many excellent water purification products, management believes the PureSafe Water Station is a unique product, which directly addresses the drinking water needs of those environs which do not today, and are unlikely to, enjoy access to municipally treated water. The Company has produced a turnkey solution which produces pure water to meet U.S.EPA drinking water standards. This is a far different market than that addressed by the segment of the industry which has concentrated on the multi-billion dollar municipal water treatment sector, or the equally large residential sector. The municipal solution requires significant investment for infrastructure development (building plants and laying miles of distribution pipes), and products for residential markets do not offer the performance or features to meet the needs of the underdeveloped nations of the world.

Management does recognize that its potential competitors have far more resources, and that being first to the marketplace is no assurance of success. It must be assumed that others are working on systems which, if successfully brought to market, could seriously impact the viability of the company.

MARKETING

The market for the PureSafe is substantial and is both world-wide and domestic. Major parts of Africa, the Middle East, Southeast Asia, the Indian sub-continent, Latin and South America, the Caribbean, and much of Eastern Europe is in need of adequate supplies of pure water, just as is Florida, Georgia, and other regions in the United States. In part, solving this problem has been a question of appropriate technology. Secondarily, but just as important, in a vast part of the world is the need to secure third party financing so that the local populace can enjoy the benefits of clean water.

WaterChef believes that it has demonstrated that it possesses the technology. The Company also believes that financing is available for third world economies from a variety of sources. The challenge for the Company, a virtual unknown in the industry and with limited capital, is in getting its message in front of decision makers. To this end, WaterChef has enlisted the aid of some of the world's most outstanding experts in water purification, especially as it relates to the needs of underdeveloped countries.

The Company's Scientific Advisory Board is chaired by Dr. Ronald Hart, former Director of The National Center for Toxicological Research and a U.S. Food and Drug Administration "Distinguished Scientist in Residence". The Board also includes Dr. Mohamed M. Salem, Professor of Occupational and Environmental Medicine, Cairo University; Dr. Richard Wilson, Mallinckrodt Research Professor of Physics, Harvard University; Dr. Mostafa K. Tolba, former Under-Secretary-General of the United Nations and Director of the U.N.'s Environmental Program; and Lord John Gilbert, former Minister of State for Defence for the United Kingdom under three Prime Ministers and Secretary/Treasurer of the Tri-Lateral Commission.

Not only have the members of the Scientific Advisory Board provided valuable input and guidance to the Company with respect to system design, technological input, remediation approaches and a great deal of information relative to the unique water problems facing many areas of the world, but they have also been active in introducing the Company to commercial opportunities

During 2000 the Company entered into a master distribution agreement with 4Clean Waters Ltd., a newly formed Hong Kong corporation to market the PureSafe internationally. In addition to lending the Company money, with an option to convert to the Company's common stock, 4Clean Waters had certain threshold sales requirements necessary to retain their exclusivity. In addition to cash incentives, there were provisions that would have allowed 4Clean Waters to purchase additional shares in WaterChef from commissions earned. While there were a number of sales initiatives that had been initiated by 4Clean Waters, and the relationship has been cooperative and ongoing, 4Clean Waters was not able to produce sales for the Company as anticipated during the term of the agreement. Notwithstanding the agreement with 4Clean Waters, the Company retained the right to market the PureSafe Water Station itself, with the understanding that sales made directly by WaterChef, with the exception of certain "grand-fathered" accounts, would count against the minimum sales required in the year for 4Clean Waters to retain their sales exclusivity. The limited sales of the PureSafe thus far have been as a result of the Company's own marketing activities Until the September 11, 2001 attacks on the World Trade Center and the Pentagon, the Company had not considered the U.S. domestic market an important part of their overall marketing strategy.

Now, however, with the creation of the Homeland Security Agency and a new focus on possible terrorist attacks in the United States causing the creation of programs to ensure the protection and preservation of our water resources, opportunities for our products have opened up. WaterChef has been in discussion with political and government contacts to explore the applications for the PureSafe as a back-up drinking water system in case of damage to municipal systems. On the basis of these discussions and other information relative to homeland security, the Company will be pursuing various options for sales to this market.

PATENTS

Included in the sale of assets in the sale of the water cooler and filter business in December, 2001 were eight patents that related to the manufacture of water dispensers. These patents covered the design of a new water dispenser, creating and dispensing carbonated water through a water cooler, and the use of ice as a thermal storage medium. As of December 31, 2001, the Company attributed no value to these patents as they related to the business being sold. The water dispenser patents were assigned to the buyer of the water cooler business upon the payment of the last scheduled payment in second quarter, 2002.

The Company filed for patent protection on its PureSafe Water Station in October of 1998 and received formal notification that the patent had been issued on February 19, 2002. The Company feels that this patent upholds the claims that the PureSafe system is a unique product. In addition to its U.S. patent, the Company has filed for patent protection in the countries of the European Union, and in Canada, Mexico, China, India, Korea and Japan.

The name PureSafe Water Station and the stylized water droplet mark have been trademarked in the United States.

There can be no assurance that any application of the Company's technologies will not infringe patent or proprietary rights of others, or that licenses which might be required for the Company's processes or products would be available on favorable terms. Furthermore, there can be no assurance that challenges will not be made against the validity of the Company's patent, or that defenses instituted to protect against patent violation will be successful.

SEASONALITY

The Company does not expect the Pure Safe to be influenced by seasonality.

RESEARCH AND DEVELOPMENT

Research and development takes place at the Company's office. Testing, modeling, simulation and prototype manufacturing are outsourced with much of the ongoing development taking place at the Company's contract manufacturing facilities under the supervision of Davis Water Products.

INSURANCE

The Company maintains a $1,000,000 umbrella policy, in addition to a $2,000,000 general and product liability policy, which covers the manufacture and marketing of its products. The Company believes its insurance coverage to be adequate.

EMPLOYEES

As of December 31, 2002 the Company employed two executive personnel in its headquarters.

The Company believes that its relations with its employees are good. The Company also believes there is a sufficient number of persons available at prevailing wage rates in or near our manufacturing locations that should expansion of its production require additional employees, they would be readily available. The Company has no collective bargaining agreement with any of its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

In the fourth quarter of 2001 the Company closed its manufacturing facility in Montana, and sold its water cooler and filter business and has transferred its relationship with its JV in China to the buyer of this discontinued operation. It presently has no owned or leased manufacturing facilities, nor does the Company have a plan to acquire its own manufacturing facility. The PureSafe Water Station is manufactured for the Company under a contract by Davis Water Products.

ITEM 3.  LEGAL PROCEEDINGS

WaterChef was a defendant in a legal action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of debenture principal of $300,000 and accrued interest from 1997. On June 22, 2002 a settlement was reached whereby the Company agreed to pay $497,500 in the form of shares of common stock. The number of shares to be issued was determined by dividing $497,500 by the average daily trading price of the Company's common stock over a 30 day period subsequent to the execution of the settlement documents. Due to an average trading price of $0.029 over the measurement period, the Company is obligated to issue 17,037,671 shares of common stock. The stock has not yet been issued, and will not be issued, and the terms of the settlement agreement will not be completed, until WaterChef's shareholders have approved an increase in the authorized common stock of the Corporation. As such, the Company has recorded these 17,037,671 shares as a liability, in common stock to be issued, totaling $497,500 as of December 31, 2002.

In addition to the issuance of the above mentioned shares. Attached to the original Bridge Loans were warrants for the purchase of the Company's common stock at $0.15 per share. The debenture holders that participated in the legal action had the lives of their warrants extended. Such warrants that were to have expired in March 2002 have been extended until March 2004. A total of 1,666,667 shares of common stock may be purchased under these extended warrants.

The Company was a defendant in an action brought by a customer/licensee relating to a claim that the Company breached a contract by shipping certain goods that did not conform to the contract. A negotiated settlement was reached calling for the payment by WaterChef of $27,500, with the first payment of $3,500 due in February, 2003 and $3,000 per month payable each month, for eight consecutive months thereafter.

In May 2001, the Company entered into a distribution agreement with a company (the "Sub Distributor") based in Jordan. The Sub Distributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station" during 2001 and a minimum of 50 units in each of 2002 and 2003. During the year ended December 31, 2001, 18 units have been shipped under this agreement. The sale will be recognized when the Company receives payments due to the fact that collectiblity cannot be reasonably assured. The Company has recorded the cost of the inventory shipped as a loss contingency of $242,035 during the year ended December 31, 2001, since return of the items is uncertain. The Company has engaged legal council in Jordan, to pursue legal remedies and obtain payment for all units shipped.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A preliminary Proxy for the purpose of increasing the authorized common shares of the Corporation was submitted to the SEC, whose questions and comments are being addressed before resubmission. Upon approval by the SEC, the proxy will be mailed to the shareholders and a vote by the shareholders will be scheduled.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

The Company's common stock is traded on the OVER-THE-COUNTER ("OTC") Electronic Bulletin Board under the symbol WTER.OB. This market is categorized as being "thin" which means that there is generally a paucity of buyers and sellers as found in the more heavily traded Small Cap and NASDAQ markets. The Bulletin Board stocks generally do not have the trading characteristics of more seasoned companies as they lack the market-makers that will make orderly markets as well as the buyers and sellers that give depth, liquidity and orderliness to those markets. In addition, the solicitation of orders and/or the recommendations for purchase of Bulletin Board stocks is restricted in many cases by the National Association of Securities Dealers (the "NASD") and by individual brokerage firms as well.

The chart below sets forth the range of high and low bid prices for the Company's common stock based on closing transactions during each specified period as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices without retail mark-up, markdown, quotation or commission and do not necessarily represent actual transactions.

                        HIGH          LOW
2001

First Quarter           .17           .06
Second Quarter          .46           .13
Third Quarter           .33           .11
Fourth Quarter          .18           .07

2002

First Quarter           .13           .05
Second Quarter          .08           .03
Third Quarter           .04           .02
Fourth Quarter          .03           .01

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN OF OPERATION.

INTRODUCTION

DEVELOPMENT OF THE COMPANY

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

Until the fourth quarter of 2001 WaterChef was engaged in the manufacture and marketing of water coolers and water purification and filtration equipment. In the fourth quarter of 2001 the Company negotiated the sale of the water cooler and filter businesses in order to focus its activities on its PureSafe business line. The PureSafe has been designed by the Company to meet the needs of communities who either did not have access to municipal water treatment systems, or to those whose systems had been compromised, either by environmental factors or by faulty design or maintenance.

RESULTS OF OPERATIONS

As a result of the restatement of the financial statements for the year ended December 31, 2001, and certain adjustments to the financial statements for the year ended December 31, 2002, the Company will be restating its Form 10-QSB filings included in those periods as soon as practicable.

During 2001 WaterChef made the strategic decision to exit the water cooler and consumer filter segments of its business in order to concentrate its resources on the development of the market for the PureSafe Water Station. With the sale of these assets consummated in December 2001, the Company's water cooler and consumer filter businesses are reported as discontinued operations for 2001, resulting in a loss from discontinued operations of $40,412. This loss was offset by an extraordinary item, a gain on the early extinguishment of debt of $93,062 related to the discontinued operations for the year ended December 31, 2001. In addition, a gain on the disposal of discontinued operations in the year ended December 31, 2001 resulted in a gain of $38,791.

Sales for the fiscal years ended December 31, 2002 and December 31, 2001 were $40,000 and $34,750, respectively. Revenues increased $5,250 or 15% from the previous 12 months as the Company sold one PureSafe Water Station in 2002 to White Cross Partners for installation in Juticalpa, Honduras.

Cost of sales increased from $28,000 for the year ended December 31, 2001 to $246,430 for the year ended December 31, 2002, an increase of $218,430 or 780%. The increase is due to rent and overhead payments made to the contract manufacturer due to the absence of production orders, and an increase in inventory reserve recorded in 2002.

Selling general and administrative expenses for the twelve months ended December 31, 2002 were $789,120 compared to $818,286 for the twelve months ended December 31, 2001, a decrease of $29,166 or 4%. The decrease in expense is primarily due to lower professional fees in 2002, primarily related to the negotiated settlement of litigation, most of the legal work having occurred in 2001. However, the overall decrease in 2002 is offset by higher consulting and advisory board fees in 2002 as compared to 2001.

In 2001 the Company incurred $212,500 of research and development expense for the completion of the development of the PureSafe Water Station, and there was no R&D expensed in 2002.

Interest expense for the year ended December 31, 2002 was $179,111, compared to $278,963 for the year ended December 31, 2001, a decrease of $99,852, or 36%. The 2001 year included a non-cash debt discount of $90,200 which was amortized and recorded as interest expense in 2001.

In 2002 the Company recognized a non-cash expense of $208,935 attributable to the shares to be issued to the Company's CEO upon the voluntary surrender of his non-dilution agreement.

The loss from continuing operations for the fiscal year ended December 31, 2002 was $1,589,746 compared to $1,545,034 for the fiscal year ended December 31, 2001, an increase of $44,712 or 3%.

For the fiscal year ended December 31, 2002 the Company had a net loss of $1,589,746 compared to a net loss of $1,453,593 for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 the Company had a stockholders' deficiency of approximately $3,374,000 and a working capital deficiency of approximately $2,970,000. In addition, the Company has incurred losses from continuing operations of approximately $1,590,000 and $1,545,000 for the years ended December 31, 2002 and 2001, respectively. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The auditor's report on its financial statements included elsewhere herein contains an explanatory paragraph about the Company's ability to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and / or debt. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company, during 2002 and 2001, raised $447,700 and $1,062,393, respectively through the sale of common and preferred stock and the issuance of notes payable.

During 2002 the Company continued the restructuring of its debt. In the second quarter of 2002 the Company reached a negotiated settlement in an action brought by certain debenture holders (the "Bridge Lenders") in New Hampshire Superior Court. The litigants sought repayment of $300,000 of debenture principal, together with interest from 1997, and the issuance of penalty shares for non-payment of principal and interest. In addition, damages were sought relating to the Company's failure to register the shares issued under a related warrant agreement.

The Company and the Bridge Lenders settled this dispute for a total $497,500, payable in shares of the Company's common stock. The number of shares of common stock to be paid was determined by dividing $497,500 by the average daily trading price of WaterChef common over a thirty (30) day trading period, commencing upon the execution of the settlement agreement. Due to these requirements, the Company is obligated to issue 17,037,671 shares of common stock, based on an average price over the measurement period of $0.0292. The total authorized common stock of the Company does not currently provide a sufficient number of authorized and unissued, shares to fulfill the terms of the settlement agreement. As such the Company has recorded these 17,037,671 shares to be issued as a liability in common stock to be issued for $497,500 as of December 31, 2002.

In addition to the issuance of the above mentioned shares, attached to the original Bridge Loans were warrants for the purchase of the Company's common stock at $0.15 per share. The debenture holders that participated in the legal action had the lives of their warrants extended. Such warrants that were to have expired in March 2002 have been extended until March 2004. A total of 1,666,667 shares of common stock may be purchased under these extended warrants. The Company has recorded a non-cash charge of $111,000 related to the extension of the lives of these warrants. Such charge is included in the loss on settlement of debt.

In addition to the above settlement with Bridge Lender who participated in the legal action, the Company settled its obligation with debenture holders that did not participate ("non-participating debenture holders") in the legal action. These non-participating debenture holders had total debentures of $75,000, plus accrued interest of $9,850, totaling $84,850 as of the settlement date. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. The terms of their warrants were not extended, nor are they entitled to receive additional shares based of the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures. As of December 31, 2002, the 750,000 shares have not been issued as the Company does not currently have a sufficient number of authorized and unissued common shares to settle these non-participating debentures. As such the Company has recorded these 750,000 shares to be issued as a liability in common stock to be issued for $21,900 as of December 31, 2002.

During 2002 the Company also issued 450,000 shares of common stock, valued at $36,000, for services rendered by the Company's scientific board. In addition the Company accrued $208,935 for the voluntary surrender by the Company's President and CEO of his anti-dilution agreement. Such cost is expected to be satisfied with the issuance of 14,923,958 shares of common stock, upon approval by the Company's shareholders, in the number of authorized shares of the Company common stock. As such the Company has recorded these 14,923,958 shares to be issued as a liability in common stock to be issued for $208,935 as of December 31, 2002.

The Company intends to request approval of its stockholders for an increase in the authorized shares of the Company from 100,000,000 shares to 200,000,000 shares. Upon approval, the issuance of the shares of common stock described above will increase the outstanding common stock of the Corporation to approximately 128,000,000 shares, in satisfaction of many of the above obligations. This increase in the outstanding will dilute the ownership interest of current shareholders and will adversely affect earnings per share and may result in a lower market value for the Company's stock.

Management is currently attempting to settle or restructure the remaining debt, and plans to raise additional capital through future issuances of stock and/or debentures to finance the growth of the Company.

ITEM 7.  FINANCIAL STATEMENTS

As a result of the restatement of the financial statements for the year ended December 31, 2001, and certain adjustments to the financial statements for the year ended December 31, 2002, the Company will be restating its Form 10-QSB filings included in those periods as soon as practicable.

The Company's financial statements for the fiscal years ended December 31, 2002 and 2001 are included herein and consist of:

         Independent Auditors' Report                                  F-1

         Balance Sheet                                                 F-2

         Statements of Operations                                      F-3

         Statement of Changes in Stockholders' Deficiency              F-4A, 4B

         Statements of Cash Flows                                      F-5

         Notes to Financial Statements                                 F-6

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

At year-end 2002 the Company's Directors, Executive Officers and Scientific Advisory Board Members are:

Name                        Age         Position(s) with the Company

David A. Conway              61         Director, Chairman- President
                                        And Chief Executive
Officer

Martin Clare++  (1)          68         Director

Ronald W. Hart +             60         Chairman, Scientific
                                        Advisory Board

Mohamed M. Salem +           51         Scientific Advisory Board

Marshall S. Sterman++        71         Director

Richard Wilson +             77         Scientific Advisory Board

Dr.Mostafa K. Tolba          81         Scientific Advisory Board

Lord John Gilbert            77         Scientific Advisory Board
__________

+ The chairman of the Advisory Board receives $3,000.00 per month and the other members, $1,500.00 per month for their services as Advisory Board members.

++       Also Audit Committee (Marshall Sterman)
         Also Compensation Committee (Marshall Sterman)

(1)      At year-end Martin Clare resigned from the Board due to health reasons.

In the previous two years the above list included Rudolf W. Schindler who resigned as an officer of the Corporation in fourth quarter, 2002.

David A. Conway

Elected to the Board in 1997 and joined the Company as President and Chief Executive Officer in 1998. Previous experience as President, CEO of a privately held public relations and marketing company; Director and VP Administration of KDI Corporation (NYSE); VP Administration Keene Corporation (NYSE) and earlier positions with CBS and Goldman Sachs & Co. Mr. Conway who served as an infantry officer in the US Army, holds undergraduate and graduate degrees from Fordham University and is listed in Who's Who in America.

Martin Clare

Martin Clare resigned from membership on the Board effective at the end of 2002 for health-related reasons. The Company and its management appreciate his contribution and wish him a speedy recovery.

Elected to the Board in 2000, Martin Clare was a principal of Civilization Communications Inc., an international financial and marketing consultancy. Previously he was a founder of Harris, Clare & Co., Inc., a NASD Broker-Dealer; founder of Dougherty Clifford & Wadsworth, a noted media banking firm; and founding partner of IIBC, a technology venture capital and consulting firm. Mr. Clare is a graduate of Ithaca College, and served in the US Army.

Lord John Gilbert (Ph.D.)

Lord Gilbert served as Minister of State for Transportation, Minister of State for Finance, and as Minister of State for Defence in the United Kingdom under three Prime Ministers. Lord Gilbert is Secretary/Treasurer of the Tri-Lateral Commission and a member of the House of Lords. He was educated at Marchant Taylors' School and St. John's College, Oxford, and holds a Ph.D .in International Economics and Statistics from New York University.

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

Mohamed M. Salem (MD/Ph.D.)

Appointed to the Scientific Advisory Board in early 2001, Dr. Salem is Professor of Occupational and Environmental Medicine at the Kasr El-Aini School of Cairo University. An internationally recognized expert on the health effects of environmental and water contaminants including pesticides, lead and other metals, Dr. Salem is credited with establishing infectious disease control programs at medical centers and other public entities throughout the Middle East. Dr. Salem is a principal of Salem Industries, an import and export company, which is one of the leading suppliers of chemicals and oil field equipment in the Middle East. Dr. Salem holds both an MD and Ph.D. from Cairo University.

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

Mostafa K. Tolba (Ph.D.)

Dr. Tolba served as Under-Secretary-General of the United Nations, and Executive Director of the United Nations Environmental Program from 1976 to 1992. Dr. Tolba is currently President of the International Center for Environment and Development headquartered in Geneva, Switzerland, and Emeritus Professor of Science at the Kasr El-Aini School of Medicine at Cairo University. He received his Ph.D. in Macrobiology from Imperial College, London, England.

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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

Name                                                Non-Cash          Total
Principal Position    Year     Salary     Bonus    Compensation    Compensation

David A. Conway       2000    $165,000      0           0            $165,000
President/CEO


DIRECTORS' COMPENSATION

Directors of the Company do not receive cash compensation for serving as members ; they are reimbursed for their out of pocket expenses related to meetings and other Company related activity for which they are called upon. In the past they have received common stock for service to the Company.

In 2002 Mr. Sterman was compensated at the rate of $6,000 per month for consulting services performed for the Company. The Company may pay for these services in cash or stock, and may terminate these services at its option.

Company Directors have been paid success fees for helping the Company in various equity and debt financings over the years. These payments have been both in cash and common stock, such payments being made based on industry-wide, third party standards.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

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

Name and Address of                Number of Shares of Voting     Percentage of
Beneficial Owner of Shares         Stock Beneficially Owned (1)   Total Voting
__________________________         ____________________________   _____________

David A. Conway (2) (3)                      19,201,390                28.1%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Martin Clare                                    249,999                 ---
Civilization Communications Inc.
W. Hawthorne
Valley Stream, NY

Marshall S. Sterman                             250,000                 ---
The Mayflower Group
46 Neptune Street
Beverly, MA  01915

All executive officers and
Directors as a Group (3)                     19,700,289                21.9%
                                   ____________________________________________
(Three-3-Persons)

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

ITEM 12. RELATED PARTY TRANSACTIONS

                  None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

                  DESCRIPTION OF EXHIBIT


                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002


         Reports on Form 8 K

                  - On April 25, 2003 the Company filed Form 8-K, announcing the dismissal of their prior Certifying Accountants, and the engagement of their current independent accountants commencing for the year ended December 31, 2002


ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer / Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 and 15d - 14). Based on that evaluation, the Chief Executive Officer / Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WATER CHEF, INC.

 May 21, 2003                           /s/David A. Conway
 ------------                           ------------------
 Date:                                  David A. Conway
                                        President, Chief Executive Officer
                                        and Chief Financial Officer
                                        (Principal Operating Officer)

                                 WATERCHEF, INC.
                              1007 Glen Cove Avenue
                            Glen Head, New York 11545
                              Phone: (516) 656-0059
                               Fax: (516) 656-9095

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Conway, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report of WaterChef, Inc. on Form 10-KSB for the period ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any Untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared, and

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. As the registrant's certifying officer I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

6. As the registrant's certifying officer I have indicated in this annual Report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/David A. Conway
                                        ------------------
                                        David A. Conway
                                        President, Chief Executive Officer
                                        and Chief Financial Officer
                                        (Principal Operating Officer)
                                        May 21, 2003

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Water Chef, Inc.
Glen Head, New York

We have audited the accompanying balance sheet of Water Chef, Inc., (a development stage company commencing January 1, 2002) as of December 31, 2002 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Water Chef, Inc., (a development stage company commencing January 1, 2002) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(l) to the financial statements, the Company has restated its statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2001.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has suffered recurring losses, and has working capital and stockholders' deficiencies, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Marcum & Kliegman LLP

New York, New York
May 21, 2003

                                 WATER CHEF INC.
            (A Development Stage Company Commencing January 1, 2002)

                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS:
   Cash .......................................................    $     22,758
   Inventory ..................................................          26,500
                                                                   ------------
     TOTAL CURRENT ASSETS .....................................          49,258

PATENTS AND TRADEMARKS (net of
   accumulated amortization of $3,235) ........................          22,820

Other Assets ..................................................           3,162
                                                                   ------------
                                                                   $     75,240
                                                                   ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable ...........................................    $    441,793
   Accrued expenses and other current liabilities .............         698,570
   Notes payable (including accrued interest of $265,987) .....         949,957
   Common stock to be issued ..................................         928,335
                                                                   ------------
     TOTAL CURRENT LIABILITIES ................................       3,018,655
                                                                   ------------
LONG-TERM LIABILITIES:
   Loans payable to stockholder (including accrued
     interest of $57,485) .....................................         430,266
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.001 par value;
     10,000,000 shares authorized;
     270,500 shares issued and outstanding,
     (liquidation preference $1,304,088) ......................             271
   Common stock, $.001 par value;
     90,000,000 shares authorized;
     89,564,286 shares issued;
     89,559,886 shares outstanding ............................          89,564
   Additional paid-in capital .................................      12,700,894
   Subscription receivable ....................................         (37,300)
   Treasury stock, 4,400 common shares, at cost ...............          (5,768)
   Accumulated deficit through December 31, 2001
     (as restated see note 2(l)) ..............................     (14,531,596)
   Deficit accumulated during development stage ...............      (1,589,746)
                                                                   ------------
     TOTAL STOCKHOLDERS'  DEFICIENCY ..........................      (3,373,681)
                                                                   ------------
                                                                   $     75,240
                                                                   ============

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                            STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                                    ---------------------------
                                                        2002            2001
                                                    ------------   ------------
                                                                   (As restated
                                                                  see note 2(l))

Sales ............................................  $     40,000   $     34,750
                                                    ------------   ------------
Costs and Expenses:
   Cost of sales .................................       246,430         28,000
   Selling, general and administrative ...........       789,120        818,286
   Research and development ......................             -        212,500
   Non-dilution agreement termination costs ......       208,935              -
   Interest expense (including interest
     expense for related party of $24,618 and
     $33,617, respectively) ......................       179,111        278,963
   Loss on settlement of debt ....................       206,150              -
   Loss contingency ..............................             -        242,035
                                                    ------------   ------------
                                                       1,629,746      1,579,784
                                                    ------------   ------------
Loss from continuing operations ..................    (1,589,746)    (1,545,034)
                                                    ------------   ------------
Discontinued operations:
   Loss from discontinued operations .............             -        (40,412)
   Gain on disposal of discontinued operations ...             -         38,791
                                                    ------------   ------------
Loss from discontinued operations, net ...........             -         (1,621)
                                                    ------------   ------------

Loss before extraordinary items ..................    (1,589,746)    (1,546,655)

   Extraordinary item - gain on early
     extinguishment of debt ......................             -         93,062
                                                    ------------   ------------
Net loss .........................................    (1,589,746)    (1,453,593)

Preferred stock dividends ........................      (112,988)      (108,300)
                                                    ------------   ------------
Net loss applicable to
   common stock ..................................  $ (1,702,734)  $ (1,561,893)
                                                    ============   ============
Basic and Diluted Loss Per Common Share:
   Continuing operations .........................  $      (0.02)  $      (0.02)
   Discontinued operations .......................             -              -
   Extraordinary item - gain on early
     extinguishment of debt ......................             -              -
                                                    ------------   ------------
                                                    $      (0.02)  $      (0.02)
                                                    ============   ============
Weighted Average Common Shares Outstanding -
   Basic and Diluted .............................    88,675,245     80,657,519
                                                    ============   ============

                       See notes to financial statements.

                                                    WATER CHEF, INC.
                                (A Development Stage Company Commencing January 1, 2002)

                                         STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                            Preferred Stock           Common Stock         Additional
                                                          -------------------    ----------------------      Paid-in
                                                           Shares     Amount       Shares       Amount       Capital
                                                          -------    --------    ----------    --------    -----------
BALANCE - January 1, 2001 (as restated see Note 2(l)).    145,500    $    146    69,178,287    $ 69,178    $11,319,211

  Shares issued for:
   Cash ..............................................          -           -    13,043,749      13,044        599,349
   Services ..........................................          -           -     2,050,000       2,050        194,656
   Debt ..............................................          -           -       600,000         600        101,900
   Conversion of debt ................................          -           -       710,000         710         57,885
   Receivable ........................................          -           -     1,032,250       1,032         66,468
  Net loss ...........................................          -           -             -           -              -
                                                          -------    --------    ----------    --------    -----------

BALANCE - DECEMBER 31, 2001 (as restated see Note 2(l))   145,500         146    86,614,286      86,614     12,339,469

  Extension of life of warrants ......................          -           -             -           -        111,000
  Sale of Preferred stock ............................    125,000         125             -           -        117,375
  Shares issued for:
   Cash ..............................................          -           -     2,500,000       2,500         97,500
   Services ..........................................          -           -       450,000         450         35,550
   Collection of subscription receivable .............          -           -             -           -              -
  Net loss ...........................................          -           -             -           -              -
                                                          -------    --------    ----------    --------    -----------

BALANCE - DECEMBER 31, 2002 ..........................    270,500    $    271    89,564,286    $ 89,564    $12,700,894
                                                          =======    ========    ==========    ========    ===========


                                           See notes to financial statements.

                                                          F-4A

                                                      WATER CHEF, INC.
                                  (A Development Stage Company Commencing January 1, 2002)

                                            STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                  Accumulated      Deficit
                                                                                    Deficit      Accumulated
                                                           Stock                    Through         During        Total
                                                        Subscription   Treasury     December     Development   Stockholders'
                                                         Receivable      Stock      31, 2001        Stage       Deficiency
                                                        ------------   --------   ------------   -----------   ------------
-continued-
BALANCE - January 1, 2001 (as restated see Note 2(l)).  $          -   $(5,768)   $(13,078,003)  $         -   $(1,695,236)

  Shares issued for:
   Cash ..............................................             -         -               -             -       612,393
   Services ..........................................             -         -               -             -       196,706
   Debt ..............................................             -         -               -             -       102,500
   Conversion of debt ................................             -         -               -             -        58,595
   Receivable ........................................       (67,500)        -               -             -             -
  Net loss ...........................................             -         -      (1,453,593)            -    (1,453,593)
                                                        ------------   -------    ------------   -----------   -----------

BALANCE - DECEMBER 31, 2001 (as restated see Note 2(l))      (67,500)   (5,768)    (14,531,596)            -    (2,178,635)

  Extension of life of warrants ......................             -         -               -             -       111,000
  Sale of Preferred stock ............................             -         -               -             -       117,500
  Shares issued for:
   Cash ..............................................             -         -               -             -       100,000
   Services ..........................................             -         -               -             -        36,000
   Collection of subscription receivable .............        30,200         -               -             -        30,200
  Net loss ...........................................             -         -               -    (1,589,746)   (1,589,746)
                                                        ------------   -------    ------------   -----------   -----------

BALANCE - DECEMBER 31, 2002 ..........................  $    (37,300)  $(5,768)   $(14,531,596)  $(1,589,746)  $(3,373,681)
                                                        ============   =======    ============   ===========   ===========


                                             See notes to financial statements.

                                                            F-4B

                                         WATER CHEF INC.
                    (A Development Stage Company Commencing January 1, 2002)

                                    STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                                      -------------------------
                                                                         2002           2001
                                                                      -----------   -----------
                                                                                   (As restated
                                                                                  see note 2(l))
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .........................................................  $(1,589,746)  $(1,453,593)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Loss from discontinued operations ...........................            -        40,412
       Extraordinary item - gain on early  extinguishment
         of debt  from discontinued operations .....................            -       (93,062)
       Settlement of debt ..........................................            -             -
       Gain on disposal of discontinued operations .................            -       (38,791)
       Amortization of patents .....................................        1,853         1,264
       Non-cash compensation .......................................       36,000       196,706
       Amortization of debt discount ...............................            -        90,200
       Common stock issued for non-payment
         of note and interest payable ..............................            -        12,300
       Loss on settlement of debt ..................................      206,150             -
       Non-dilution agreement termination cost .....................      208,935             -
       Inventory reserve ...........................................      159,250        68,250
    Change in assets and liabilities
     Inventory .....................................................      (26,500)     (227,500)
     Prepaid expenses and other current assets .....................       56,500       (49,717)
     Accounts payable ..............................................       34,597        (8,799)
     Accrued expenses and other current liabilities ................      452,508       353,294
                                                                      -----------   -----------
    Net cash used in continuing operations .........................     (460,453)   (1,109,036)
    Net cash used in discontinued operations .......................            -       (25,895)
                                                                      -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES ..............................     (460,453)   (1,134,931)
                                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...............................            -          (551)
  Purchase of patents ..............................................            -       (24,500)
                                                                      -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES ..............................            -       (25,051)
                                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable ......................................            -       450,000
  Repayment of note payable ........................................            -       (25,000)
  Receipt of stock subscription receivable .........................       30,200             -
  Proceeds from sale of preferred stock ............................      117,500             -
  Proceeds from sale of common stock ...............................      100,000       612,393
  Proceeds from sale of common stock to be issued ..................      200,000             -
                                                                      -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................      447,700     1,037,393
                                                                      -----------   -----------

NET DECREASE IN CASH ...............................................      (12,753)     (122,589)

CASH AT BEGINNING OF YEAR ..........................................       35,511       158,100
                                                                      -----------   -----------
CASH AT END OF YEAR ................................................  $    22,758   $    35,511
                                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest .......................................................  $         -   $         -
                                                                      ===========   ===========
    Income taxes ...................................................  $         -   $         -
                                                                      ===========   ===========
  Non-cash financing and investing activities:
    Common stock issued for debt ...................................  $         -   $    48,995
                                                                      ===========   ===========
    Common stock issued for debt - discontinued operations .........  $         -   $     9,600
                                                                      ===========   ===========
    Common stock issued with debt ..................................  $         -   $    90,200
                                                                      ===========   ===========
    Accounts payable converted to note payable .....................  $         -   $    20,000
                                                                      ===========   ===========
    Deferred finance fees included in accrued expenses .............  $         -   $    40,000
                                                                      ===========   ===========
    Notes Payable and accrued interest converted to
        common stock to be issued ..................................  $   424,250   $         -
                                                                      ===========   ===========

                               See notes to financial statements.

                                               F-5

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

1.       THE COMPANY

         Water Chef, Inc. (the "Company"), is a Delaware Corporation currently engaged in the design, marketing and sale of water dispensers and purification equipment both in and outside the United States.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Basis of Presentation

                  - As disclosed in Note 3 the Company discontinued its water cooler and filtration operations in November 2001. As a result the Company has refocused its efforts on raising capital and developing markets for its proprietary technology. Therefore, for financial reporting purposes, the Company has determined that it has re-entered the development stage commencing January 1, 2002. The Company's statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002 represent the cumulative, from inception information, required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises".

                  - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from continuing operations of $1,589,746 and $1,545,034 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company has working capital and stockholders' deficiencies of $2,969,397 and $3,373,681 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                           Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         b. Inventory - Inventory is stated at the lower of cost (average) or net realizable value.

         c. Patents and Trademarks - Patents and trademarks are amortized ratably over 9 to 14 years.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

         d. Stock-Based Compensation - The Company accounts for stock transactions in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company adopted the pro forma disclosure requirements of SFAS No. 123.

         e. Revenue Recognition - Revenues are recognized when title passes and collectibility is reasonably assured. Allowances for estimated bad debts, sales allowance and discounts are provided when the sales are recorded.

         f. Income Taxes - Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Valuation allowances are established when necessary to reduce deferred assets to the amounts expected to be realized.

         g. Loss Per Share - Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Diluted per share amounts are computed excluding common stock equivalents since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and the conversion of preferred stock for the years ended December 31, 2002 and 2001, were 5,989,168 and 2,166,667 respectively. These share shave been excluded from loss per share calculations as they are anti-dilutive. In addition, common stock to be issued upon stockholder approval of the increase in the authorized stock of the Company (Note 7), aggregating 36,711,629 shares are also excluded from loss per share calculations.

         h. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         i. Fair Value of Financial Instruments - The carrying amounts of the financial instruments reported in the balance sheet approximate their fair market value due to the short-term maturity of these instruments.

         j. Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

         k. Research and Development - Research and development cost consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

         l. Restatement - The Company has restated its statement of stockholders' deficiency to give effect to the correction of an error related to the accrual of cumulative preferred stock dividends. The Company previously recorded the preferred stock dividends as a liability prior to their declaration by the Company's Board of Directors. To date, no dividends on any class of preferred stock have been declared by the Board of Directors. The correction decreased current liabilities and accumulated deficit as previously reported by $666,106 and $557,806 as of December 31, 2001 and 2000, respectively and has been retroactively adjusted in the accompanying statement of stockholders' deficiency. The correction had no effect on previously reported losses, loss per share amounts or cash flows for the periods presented.

                  The Company has restated its statement of stockholders' deficiency to give effect to the correction of errors relating to the valuation of certain equity transactions that occurred in periods prior to January 1, 2001. The Company had issued common stock with a value of $517,693 and warrants valued at $368,734 in connection with an offering of Bridge Loans (See
                  Note 7c). The value of the common stock and warrants were not reflected as a financing cost at the time the debt arose. The amortization of the financing cost would have been over the original 5 month term of the debt. As the financing cost would have been fully amortized prior to January 1, 2001 the value of the common stock and warrants has been recorded as an increase to additional paid-in capital and an increase in accumulated deficit.

                  The Company has restated its statement of stockholders' deficiency to give effect to the correction of an error related to the recording of a reserve of $135,615 that existed at December 31, 2001 for litigation and liabilities that were found not to represent actual obligations of the Company. The correction has been recorded as a reduction in accumulated deficit.

                  The Company has restated its statement of stockholders' deficiency to give effect to the correction of an error related to the valuation of shares issued prior to January 1, 2001 pursuant to an anti-dilution agreement with a stockholder of the Company. The correction gave rise to additional compensation expense of $1,366,502. As the compensation would have been recorded prior to January 1, 2001 the cost has been reflected as an increase to additional paid-in capital and an increase in accumulated deficit.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

                  The cumulative effect of the preceding adjustments on accumulated deficit at December 31, 2000 is an increase of $1,559,508 from accumulated deficit as previously reported of $11,518,495 to accumulated deficit as restated of $13,078,003.

                  The Company has also restated its statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2001 for the following:

                  The Company has corrected an error relating to the values used for common stock issued in connection with various compensatory transactions. The Company recorded additional debt discount of $16,200, which was fully amortized to expense by December 31, 2001, and additional consulting expense of $20,456.

                  The Company has corrected an error relating to the accrual of deferred financing fees arising in connection with short-term debt incurred during the year. The Company recorded additional debt discount of $40,000, which was fully amortized to expense by December 31, 2001.

                  The Company has corrected an error relating to the accrual of directors fees and the recording of certain other expenses and adjustments. The Company recorded additional expense of $119,218 for the year ended December 31, 2001 as a result of these adjustments.

                  The Company has reclassified $120,685 in extraordinary gains to costs and expenses.

                  The cumulative effect of the preceding adjustments on net loss and net loss per share for the year ended December 31, 2001 is as follows:
                                                        As
                                                    Previously          As
                                                     Reported        Adjusted
                                                   ------------    ------------
                  Net loss from continuing
                  operations after preferred
                  dividend requirements            ($1,578,145)    ($1,653,334)

                  Net loss applicable to common
                  stock                            ($1,366,019)    ($1,561,893)

                  Net loss per share from
                  continuing operations                  ($.02)          ($.02)

                  Net loss per share                     ($.02)          ($.02)

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

         m.       Recent Accounting Pronouncements:

                  (i) SFAS 145

                           In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, if the extinguishment of debt is a routine and recurring transaction by the entity, as in a risk management strategy, then it should not be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it does not meet the unusual in nature and infrequency of occurrence criteria in APB Opinion No.
                           30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The adoption of SFAS No.145 is not expected to have a material affect on the Company's financial position and results of operations.

                  (ii) SFAS 146

                           In June 2002, the FASB issued SFAS No.146,
                           "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date an entity commits to an exit plan under EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the provisions of SFAS No.146 to materially affect its financial position and results of operations.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

                  (iii) SFAS 148

                           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for stock-based compensation according to APB Opinion No. 25. The adoption of SFAS No. 148 did not have a material impact on the Company's financial statements.

                  (iv) FIN 45

                           In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending
                           March 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its financial position or results of operations.

                  (v) FIN 46

                           In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

                           variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's financial statements.

                  (vi) SOP 01-6

                           In December 2001, the Accounting Standards Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-6"). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers' purchases of goods and services using trade receivables. SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on the Company's financial position, results of operations or cash flows.

                  (vii) SFAS 149

                           In April 2003, the FASB issued SFAS No. 149,
                           "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS
                           133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.
                           The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

3.       DISCONTINUED OPERATIONS

         In November 2001, the Company's sold the assets of their water cooler and filter operations with a book value of $61,209 for $100,000, resulting in a gain of $38,791. This segment of the Company's business is reported as discontinued operations for the year ended December 31, 2001.

         Loss from discontinued operations for the year ended December 31, 2001 consisted of the following:

                  Net sales ..................................  $ 152,040
                  Cost of sales ..............................    (84,029)
                  Selling, general and administrative expenses   (108,423)
                                                                ---------
                                                                $ (40,412)
                                                                =========

         During the year ended December 31, 2001, the Company reduced its outstanding debt through forgiveness by $93,062, as it related to its discontinued operations. Such amount has been recorded as an extraordinary item.

4.       INVENTORY

         At December 31, 2002, inventory consisted of nine complete and eight partially complete units of the Company's water purification units. Inventories are net of a lower of cost or market adjustment of $159,000.

5.       NOTES PAYABLE

         Notes payable at December 31, 2002 consist of the following:

                                 (a)   146,036
                                 (b)   558,533
                                 (c)   245,388
                                      --------
                                      $949,957
                                      ========

         (a) Loans payable - other: These are unsecured notes bearing interest ranging from 10% to 15% per annum, with no specific due date for repayment. Amounts due on these notes, inclusive of $62,816 in interest is $146,036, at December 31, 2002.

         (b) In April 2001, the Company issued a $400,000 promissory note at an interest rate of 2% per month. In consideration for the issuance of this note, 500,000 shares of

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

                  the Company's common stock were issued to the note holder and a $74,000 debt discount was recorded and fully amortized in the year ended December 31, 2001. The principal balance and accrued interest were payable on September 1, 2001. The Company did not make such payment and was required to issue an additional 100,000 penalty shares of its common stock to the note holder. The Company recorded additional interest expense of $12,300 related to the issuance of these penalty shares. Amounts due on this note, inclusive of $158,533 in interest is $558,533, at December 31, 2002. As of April 30, 2003, the note holder has not demanded payment, although there is no assurance that the note holder will continue to defer demand for repayment.

         (c) In November 2000, the Company entered into a Convertible Promissory Note agreement, whereby the Company may be advanced a maximum of $300,000. The Company was advanced the following:
                  $100,000 in November 2000, $50,000 in December 2000 and
                  $50,000 in January 2001. No further cash advances were made to the Company. The Convertible Promissory Note agreement also called for the payment of $100,000 of Company expenses. The advances bear interest at 10% per annum and were to have been repaid as of January 15, 2002. Further, if any payments due after the original due date remain unpaid, a late charge of 4% of the amount due is assessed. The agreement included a provision that advances, accrued interest and late charges can be converted into the Company's common stock. A maximum of 6,000,000 shares could have been issued upon conversion had the full $300,000 been advanced. As of December 31, 2002, the Company owed $240,000 on these advances, inclusive of $45,388 in interest. The Company and the note holder, by mutual consent, had agreed to extend the due date of the note to May 1, 2002. All other terms and provisions of the note are unchanged.

                  In April 2003, these note holders received a judgment against the Company for the principal sum of $200,000 plus interest, plus all costs and disbursements, totaling $245,388.

6.       LOANS PAYABLE - STOCKHOLDER

         At December 31, 2002, the Company is obligated to its Chief Executive Officer for loans and advances made to the Company totaling $372,781, plus accrued interest of $57,485. These advances have been accruing interest ranging from 6% to 12% per annum. The loans have no repayment terms and the stockholder has agreed not to demand payment until July 1, 2004 at the earliest.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

7.       COMMON STOCK TO BE ISSUED

         In February 2002, the Company's Board of Directors approved, pending stockholder approval, the increase in the number of authorized common shares to be issued to 190,000,000 shares. Such approval has not been received.

         During the year ended December 31, 2002, the Company recorded a liability for common stock to be issued for the following transactions:

         a.       Cash

                  During the year end December 31, 2002, the Company received $200,000 for 4,000,000 shares of its common stock. These shares, will be issued upon the approval by the stockholders on the increase in the number of authorized common shares of the Company. These shares are not included in the loss per share calculations.

         b.       Non-Dilution Agreement Termination Cost

                  In May 2002, the Company agreed to issue to the Company's President and Chief Executive Officer, and to related parties of such, an aggregate of 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement that the President had entered into with the Company in June 1997. These shares are not included in the loss per share calculations.

                  Since the issuance of these shares is subject to stockholder approval, the measurement date for purposes of valuation will be established when such stockholder approval has been obtained. Accordingly, the Company is utilizing variable accounting to determine the value of these shares and the related liability is included in common stock to be issued. The value of these shares as of December 31, 2002 is $208,935.

         c.       Settlement of Debt

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

                  The Company had interposed defenses and counterclaims. In June 1997, in connection with the debentures, the Company had issued 6,667 shares of common stock for every $1,000 of debt at a price of $0.15 per share. The Company claimed that it was owed the $300,000 consideration for such shares. In addition, the Company had issued warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.15 per share exercisable until March 2002.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

                  Furthermore, the Company had issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share.

                  In the second quarter of 2002, the Company and the Bridge Lenders participating in the legal action, settled this dispute requiring the Company to: (i) Issue 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated ("participants") in this legal action. The Company prior to the settlement had recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500 settlement and the $339,400, or $158,100, is recorded as a loss on settlement of debt. (ii) Extend the warrants attached to the participants' debentures for another two years until March 2004, for which the Company has recorded a non cash expense charge of $111,000 (see Note
                  11) and (iii) Issue additional shares if the product of the $497,500, as valued for the 3,000,000 shares above, divided by the average daily trading price for the 30 days subsequent to the settlement, is greater than the original 3,000,000 shares. Due to these requirements the Company is obligated to issue an additional 14,037,671 shares, due to the average trading price of $0.0292 in the 30 days subsequent to the settlement. As of December 31, 2002, neither the 3,000,000 nor the additional shares of 14,037,671 have been issued, and accordingly the Company has recorded these shares as common stock to be issued valued at $497,500. These shares are not included in the loss per share calculations.

                  The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date, totaling $84,850. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. The terms of their warrants were not extended, nor are they entitled to receive additional shares based on the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures. As of December 31, 2002, the 750,000 shares have not been issued, and accordingly the Company has recorded these shares as common stock to be issued valued at $21,900. These shares are not included in the loss per share calculations.

         The total shares to be issued upon stockholder approval of the increase in the authorized stock of the Company as a result of the transactions described above aggregate 36,711,629.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

8.       PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock, issuable in series with rights, preferences, privileges and restrictions as determined by the board of directors.

         At December 31, 2002, outstanding preferred shares were as follows:

                                                                                      Liquidation
                                               Current                                Preference
                                               Annual         Total      Dividend     (including
           Authorized     Issued     Par      Dividend      Dividend     Arrearage    dividend
             Shares       Shares    Value    Requirement    Arrearage    Per Share    arrearage)
            -------      -------    -----    -----------    ---------    ---------    -----------
Series A    400,000       52,500    $  53     $  52,500     $ 412,600     $ 7.86      $   936,600
Series D    400,000       93,000       93        55,800       361,800       3.89          361,800
Series C    400,000      125,000      125        18,750         4,688        .04            4,688
                         -------    -----     ---------     ---------                 -----------
                         270,500    $ 271     $ 127,050     $ 779,088                 $ 1,304,088
                         =======    =====     =========     =========                 ===========

         Series A:

         The Series A preferred stock provides for a 10% cumulative dividend, based on the $10 per share purchase price, payable annually in the Company's common stock or cash, at the Company's option. The Series A preferred stock is not convertible, and is redeemable solely at the Company's option at a price of $11 per share plus accrued dividends. The Series A preferred stockholders have voting rights equal to common stockholders.

         In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series A preferred stock are entitled to receive out of the assets of the Company the sum of $10.00 per share of Series A preferred stock then outstanding, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final payment or distribution, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series A preferred stock as to such payment or distribution.

         Series D:

         The Series D preferred stock provides for a 12% cumulative dividend, based on the $5 per share purchase price, payable semi-annually in the Company's common stock or cash, at the Company's option. The Series D preferred stock is not convertible, and is redeemable solely at the Company's option at a price of $5.75 per share plus accrued dividends. The Series D Preferred stockholders have voting rights equal to the common stockholders.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

         In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series D preferred stock are entitled to receive out of the assets of the Company the sum all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final payment or distribution, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series D preferred stock as to such payment or distribution.

         Series C:

         During the year ended December 31, 2002 the Company sold 125,000 shares of 15% Convertible Preferred stock at $1.00 per share. These shares convert in one year. All dividends are payable in shares of the Company's common stock valued at the then-current market price per share, or upon conversion, whichever is earlier. The conversion rate for shares, and accrued dividends payable, is 33.33 shares of common for each $1.00 of preferred stock and dividends payable, or $0.03 for each share of common stock. The Series C Preferred stockholders have voting rights equal to the common stockholders. The Series C preferred stock has no stated rights in the assets of the Company upon liquidation.

10.      COMMON STOCK

         In February 2002, the Company's Board of Directors approved, pending stockholder approval, the increase in the number of authorized common shares to be issued to 190,000,000 shares. Such approval has not been received.

         During the years ended December 31, 2002 and 2001, the following common stock transactions occurred:

         a.       Cash -

                  In the year ended December 31, 2001, the Company sold an aggregate of 13,034,749 shares of its common stock at prices ranging from $.04 to $.08 depending on the market price on the dates of issue. Net proceeds from such sales were $612,393.

                  In the year ended December 31, 2002, the Company sold 2,500,000 shares of its common stock for total proceeds of $100,000, or $.04 per share. Such shares were sold based on the market price on the date of issuance.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

         b.       Services -

                  In the year ended December 31, 2001, the Company issued an aggregate of 2,050,000 shares of its common stock for consulting services provided to the Company, valued at $196,706. Such shares were issued throughout the year at prices ranging from $.06 to $.16 depending on market prices on the dates of issue. Included in these shares are 370,000 shares issued as commissions for shares sold for cash.

                  During the year ended December 31, 2002, the Company issued an aggregate of 450,000 shares of its common stock for consulting services totaling $36,000.

         c.       Debt -

                  In April 2001, the Company, in connection the issuance of a $400,000 promissory note payable, was required to issue 500,000 shares of its common stock to the note holder. The Company has recorded a debt discount of $74,000 for such shares. In September 2001, the Company was to have repaid this note payable, which did not occur. As a penalty for such non-payment, the Company was required to issue 100,000 additional shares of common stock. The Company has recorded a $12,300 charge for these shares.

         d.       Conversion of Debt -

                  The Company, during the year ended December 31, 2001, issued an aggregate of 710,000 shares of common stock to settle notes payable with accrued interest of $48,995 for continuing operations, and 60,000 shares of common stock were issued to settle a payable of $9,600 for their discontinued operations.

11.      Stock Option and Warrant Grant Plan

         In 1994, the Company instituted a stock option plan, which is available to selected directors, officers, employees and consultants of the Company (the "Participants"). The term of each option is ten years from the date of grant or a shorter term as determined by the Stock Option Committee (the "Committee"). The exercise price is determined by the Committee and cannot be less than 110% of the fair market value of the shares on the date of the grant. The Committee as of the date of grant determines the terms, conditions and restrictions of the options. No options have been awarded under the plan.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

         In March 1997, the Company, in connection with Bridge Loans for $375,000 issued warrants to purchase 2,500,001 shares of common stock at $.15 per share. These warrants had a life of five years and were to have expired in March 2002. In the year ended December 31, 2000, a total of 333,334 common shares were issued upon the exercise of a like number of warrants, for net proceeds of $50,000. Of the remaining 2,166,667 un-exercised warrants at March 2002, a total of 1,666,667 warrants had their lives extended for an additional two years until March 2004. The remaining balance of 500,000 warrants were not extended, and accordingly they have expired. The extension of the exercise date was part of a settlement that the Company had reached with certain debenture holders (see Note 8) that had brought a legal action against the Company.

         The Company has valued the extension of these warrants at $111,000, which has been included in the loss on settlement of debt.

         The fair value of each stock option, or warrant granted, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2002: (i) annual dividends of $0.00, (ii) expected volatility of 274%, (iii) risk-free interest rate of 4.25%, and (iv) expected option lives of two years. The Company did not grant, nor issue, options or warrants in the year ended December 31, 2001. The weighted average fair value of the above warrants, per share, extended for an additional life of two years as part of a settlement with certain debenture holders, was $.06 per share.

         The following tables illustrates the Company's stock option and warrant issuances and balances outstanding as of, and during the years ended December 31, 2002 and 2001:


                                            Shares Underlying   Weighted Average
                                                Warrants         Exercise Price
                                            -----------------   ----------------
         Outstanding at December 31, 2000       2,166,667            $ 0.15
            Granted                                     -                 -
            Expired                                     -                 -
            Exercised                                   -                 -
                                            -----------------    ---------------
         Outstanding at December 31, 2001       2,166,667            $ 0.15
            Granted                                     -                 -
            Expired                              (500,000)             0.15
            Exercised                                   -                 -
                                            -----------------    ---------------
         Outstanding at December 31, 2002       1,666,667            $ 0.15
                                            =================    ===============

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

       The following is additional information with respect to the Company's warrants as of December 31, 2002:

              WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
 -----------------------------------------------   -----------------------------
             Number of     Weighted                 Number of
            Outstanding     Average     Weighted   Exercisable
              Shares       Remaining    Average      Shares        Weighted
 Exercise   Underlying    Contractual   Exercise   Underlying       Average
  Price      Warrants        Life        Price      Warrants     Exercise Price
 --------   -----------   -----------   --------   -----------   ---------------
  $ 0.15     1,666,667     1.25 years    $ 0.15     1,666,667        $ 0.15

12.      MAJOR CUSTOMERS

         The Company recorded one sale in each of the years ended December 31, 2002 and 2001. The sale in each year was to different customers.

13.      LEASES

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

         Rent expense, from continuing operations, for the years ended December 31, 2002 and 2001 was $22,548 and $22,320, respectively.

14.      INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

         The income tax benefit differs from the amount computed by applying the statutory federal income tax rate to the loss before the income taxes income as follows:

                                                       Year ended December 31,
                                                       -----------------------
                                                          2002        2001
                                                        ---------   ---------
         Benefit (provision) computed at
                the Federal statutory rate ...........  $ 836,000   $ 428,000
         Benefit of net operating losses .............          -           -
         Deductions for which no benefit is recognized   (836,000)   (428,000)
                                                        ---------   ---------
                                                        $       -   $       -
                                                        =========   =========

         The Company has net operating loss carryforwards for federal income tax purposes totaling approximately $14,600,000 at December 31, 2002. These carryforwards expire between the years 2009 through 2022. Utilization of these loss carryforwards may be limited under Internal Revenue Code
         Section 382. The deferred tax asset arising from the net operating loss carryforwards has been offset by a corresponding valuation allowance.

15.      COMMITMENTS AND CONTINGENCIES

         - The Company was a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. The customer had claimed that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer sought consist of lost business profits. Company management, and legal counsel, believed that the action was without merit. However, due to the costs in defending the Company in such a legal action, Company management opted for a settlement in 2003 as the most cost effective manner to handling this matter. The Company has agreed to pay the customer a total of $27,500 over nine months. The Company has made the first three monthly payments. In the event that the Company fails to make their settlement payments, a stipulated judgment of $71,000, less any payment made to such time, would be in effect. The settlement calls for a pledge of Preferred stock to serve as collateral. The customer has not provided proper documentation, therefore no pledge has been executed. However, the Company believes that it is bound by the settlement, and accordingly has accrued for the entire settlement of $27,500 as of December 31, 2002.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

         - In May 2001, the Company entered a distribution agreement with a company (the "Sub distributor") based in the State of Jordan. The Sub distributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station", in the calendar year commencing January 1, 2001. A minimum purchase of 50 units are required to be purchased in each of the subsequent years commencing January 1, 2002 and 2003, respectively. During the year ended December 31, 2001, 18 units have been shipped under this agreement. The sale will be recognized when the Company receives payments. The Company has recorded the cost of the inventory shipped as a loss contingency of $242,035 during the year ended December 31, 2001, since return of the items is uncertain.

         - The Company entered into a three year master distribution agreement for their "Pure Safe Water Station" with a distributor based out of Hong Kong ("the distributor"). Under this agreement, upon meeting minimum quantities of sales in each of the years of agreement, the distributor will receive a rebate of 20% of the total price for all products, parts and supplies purchased from the Company. Furthermore, the distributor, upon meeting these minimum sales quantities will have the right to purchase up to 30,000,000 shares of the Company's common stock at $0.05 per share. The sales targets were never met and the agreement was cancelled.