Form 10QSB
period 2003-03-31
WATER CHEF INC
filed 2003-06-13
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ________________.to _________________

                         Commission file number 0-30544

                                 WATERCHEF, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                        OUTSTANDING AS OF JUNE 1, 2003

CLASS                                                                 Common
-----                                                                 ------
Par value $0.001 per share                                          89,559,886

                                WATERCHEF, INC.

                                    INDEX




PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  2
       At March 31, 2003

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       3
       For the Three Months Ended March 31, 2003 and 2002
       For the Period January 1, 2002 (Inception) to
         March 31, 2003

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)          4
       For the Three Months Ended March 31, 2003

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       5
       For the Three Months Ended March 31, 2003 and 2002

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                6 - 10

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        11 - 13

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                             N/A

   ITEM 4 - CONTROLS AND PROCEDURES                                       13

PART II - OTHER INFORMATION:

   ITEM 1 - LEGAL PROCEEDINGS                                             14

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                     N/A

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               N/A

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

   ITEM 5 - OTHER INFORMATION                                             N/A

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURE                                                                 15

CERTIFICATION

EXHIBIT

                                 WATERCHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                             CONDENSED BALANCE SHEET

                                AT MARCH 31, 2003
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Inventory                                                        $     26,500
                                                                   ------------
      TOTAL CURRENT ASSETS                                               26,500
                                                                   ------------
OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $3,698                                               22,357
  Other assets                                                            3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 25,519
                                                                   ------------
      TOTAL ASSETS                                                 $     52,019
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES:
  Accounts payable                                                 $    332,692
  Accrued expenses and other current liabilities                        921,081
  Notes payable (including accrued interest of $297,388)                981,358
  Common stock to be issued                                           1,465,597
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       3,700,728

LONG-TERM LIABILITIES:
  Loans payable to shareholder (including accrued interest
    of $63,452)                                                         436,233
                                                                   ------------
      TOTAL LIABILITIES                                               4,136,961
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.001 par value; 10,000,000 shares
    authorized; 325,500 shares issued and outstanding                       326
  Common stock - $.001 par value; 90,000,000 shares
    authorized; 89,564,286 shares issued and 89,559,886
    shares outstanding                                                   89,564
  Additional paid-in capital                                         12,755,839
  Subscription receivable                                               (37,300)
  Treasury stock, at cost - 4,400 shares of common stock                 (5,768)
  Accumulated deficit through December 31, 2001                     (14,531,596)
  Deficit accumulated during development stage                       (2,356,007)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                 (4,084,942)
                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $     52,019
                                                                   ============




                  See notes to condensed financial statements.




                                                   WATERCHEF, INC.
                            (A Development-Stage Company Commencing January 1, 2002)

                                       CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)








                                                              For the Three Months Ended               For the Period
                                                                      March 31,                       January 1, 2002
                                                          -----------------------------------          (Inception) to
                                                              2003                   2002              March 31, 2003
                                                          ------------           ------------          ---------------
                                                                                 (As Restated
                                                                                   See Note 2)

SALES                                                     $       --             $     40,000           $     40,000

COST OF SALES                                                   24,000                 17,280                270,430
                                                          ------------           ------------           ------------
GROSS (LOSS) PROFIT                                            (24,000)                22,720               (230,430)

GENERAL AND ADMINISTRATIVE EXPENSES                            167,630                149,548                956,750

NON-DILUTION AGREEMENT TERMINATION COST                        537,262                   --                  746,197

INTEREST EXPENSE                                                37,369                 37,368                216,480

LOSS ON SETTLEMENT OF DEBT                                        --                     --                  206,150
                                                          ------------           ------------           ------------
NET LOSS                                                      (766,261)              (164,196)            (2,356,007)

PREFERRED STOCK DIVIDENDS                                      (33,168)               (27,075)              (146,156)
                                                          ------------           ------------           ------------
NET LOSS APPLICABLE TO COMMON STOCK                       $   (799,429)          $   (191,271)          $ (2,502,163)
                                                          ============           ============           ============

BASIC AND DILUTED LOSS PER COMMON SHARE                   $      (0.01)          $      (0.00)
                                                          ============           ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                         89,559,886             86,614,286
                                                          ============           ============
























                                       See notes to condensed financial statements.







                                                              WATERCHEF, INC.
                                      (A Development-Stage Company Commencing January 1, 2002)

                                          CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                               (UNAUDITED)




                                                          Preferred Stock                    Common Stock
                                                     -------------------------        --------------------------
                                                       Shares         Amount            Shares          Amount
                                                     ----------     ----------        ----------      ----------


For the Three Months Ended March 31, 2003:
----------------------------------------

Balance - January 1, 2003                               270,500      $      271       89,564,286      $   89,564

Proceeds from sale of preferred stock                    25,000              25            -               -

Preferred stock issued for services                      30,000              30            -               -

Net loss                                                  -               -                -               -
                                                     ----------      ----------       ----------      ----------
Balance - March 31, 2003                                325,500      $      326       89,564,286      $   89,564
                                                     ==========      ==========       ==========      ==========



                                                                     Additional          Stock
                                                                       Paid-In        Subscription     Treasury
                                                                       Capital         Receivable       Stock
                                                                     -----------      ------------    -----------

For the Three Months Ended March 31, 2003:
----------------------------------------

Balance - January 1, 2003                                            $12,700,894      $   (37,300)    $    (5,768)

Proceeds from sale of preferred stock                                     24,975           -               -

Preferred stock issued for services                                       29,970           -               -

Net loss                                                                  -                -               -
                                                                     -----------      -----------     -----------
Balance - March 31, 2003                                             $12,755,839      $   (37,300)    $    (5,768)
                                                                     ===========      ===========     ===========


                                                                    Accumulated         Deficit
                                                                      Deficit         Accumulated
                                                                      Through           During            Total
                                                                    December 31,      Development     Stockholders'
                                                                        2001             Stage         Deficiency
                                                                    ------------      -----------     ------------

For the Three Months Ended March 31, 2003:
----------------------------------------

Balance - January 1, 2003                                           $(14,531,596)     $(1,589,746)    $(3,373,681)

Proceeds from sale of preferred stock                                     -                -               25,000

Preferred stock issued for services                                       -                -               30,000

Net loss                                                                  -              (766,261)       (766,261)
                                                                    ------------      -----------     -----------
Balance - March 31, 2003                                            $(14,531,596)     $(2,356,007)    $(4,084,942)
                                                                    ============      ===========     ===========






                                      See notes to condensed financial statements.








                                                      WATERCHEF, INC.
                            (A Development-Stage Company Commencing January 1, 2002)

                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)







                                                                 For the Three Months Ended             For the Period
                                                                         March 31,                      January 1, 2002
                                                             ------------------------------------       (Inception) to
                                                                2003                     2002           March 31, 2003
                                                             -----------              -----------       --------------
                                                                                     (As Restated
                                                                                      See Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(766,261)               $(164,196)        $(2,356,007)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                 463                      463               2,316
      Non-cash Compensation                                      30,000                     --                66,000
      Non-dilution agreement termination cost                   537,262                     --               746,197
      Loss on settlement of debt                                   --                       --               206,150
      Inventory reserve                                            --                       --               159,250
  Changes in assets and liabilities:
    Inventory                                                      --                     13,290             (26,500)
    Prepaid expenses and other current assets                      --                     50,000              56,500
    Accounts payable, accrued expenses
      and interest                                              150,778                   48,844             637,883
                                                              ---------                ---------         -----------
      NET CASH USED IN OPERATING ACTIVITIES                     (47,758)                 (51,599)           (508,211)
                                                              ---------                ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of stock subscription receivable                         --                       --                30,200
  Proceeds from sale of preferred stock                          25,000                     --               142,500
  Proceeds from sale of common stock and
    exercise of warrants                                           --                     22,000               --
  Proceeds from sale of common stock                               --                       --               100,000
  Proceeds from sale of common stock
    to be issued                                                   --                       --               200,000
                                                              ---------                ---------         -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  25,000                   22,000             472,700
                                                              ---------                ---------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         (22,758)                 (29,599)            (35,511)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  22,758                   35,512              35,511
                                                              ---------                ---------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $    --                  $   5,913         $    --
                                                              =========                =========         ===========


















                                See notes to condensed financial statements.

                                                   5



                                 WATERCHEF, INC.
            (A Development State Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - DESCRIPTION OF BUSINESS

WaterChef, Inc. (the "Company"), is a Delaware Corporation currently engaged in the design and marketing of water dispensers and purification equipment both inside and outside the United States.

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on May 23, 2003, for the year ended December 31, 2002.

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosures requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for our first quarter ending March 31, 2003. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002.

The FASB issued Statement of Financial Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal actives initiated after December 31, 2002.

The FASB issued SFAS No. 148, "Accounting for Stock - Based Compensation-Transition and disclosure - an amendment of FASB Statement No. 123" that provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provision of this Statement is effective for fiscal years ending after December 15, 2002. As of March 31, 2003, the Company has not issued any stock options.

The Company adopted the above pronouncements during the current quarter and there was no material effect on the Company's financial statements.

                                 WATERCHEF, INC.
            (A Development State Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICES (Continued)

Restatement
-----------

As a result of certain adjustments to the annual 10-KSB financial statements for the year ended December 31, 2002, the Company will be restating its Form 10-QSB filings included in that period as soon as practicable. The March 31, 2002 results were restated as a result of such adjustments.

The Company has corrected an error relating to the accrual of directors fees and the recording of certain other expenses and adjustments. The Company recorded a reduction of expenses of $74,286 for the period ended March 31, 2002 as a result of these adjustments.

The cumulative effect of the preceding adjustments on net loss and net loss per share for the period ended March 31, 2002 is as follows:

                                                        As
                                                    Previously           As
                                                     Reported         Adjusted
                                                    ----------       ----------

      Net loss applicable to common stock           $ (265,557)      $ (191,271)
                                                    ==========       ==========
      Net loss per share                                $(0.00)          $(0.00)
                                                        ======           ======

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency of approximately $3,674,000 at March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                 WATERCHEF, INC.
            (A Development State Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - RECENT ACCOUNTING STANDARDS

The following pronouncements have been issued by the FASB.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activist or entitled to receive a majority of the entity's residual returns or both. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2002, regardless of when the variable interest entity was established.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provision of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provision relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's financial statements.

                                 WATERCHEF, INC.
            (A Development State Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 - NON-DILUTION AGREEMENT TERMINATION COST

In May 2002, the Company agreed to issue to the Company's President and Chief Executive Officer and to related parties of such an aggregate of 14,923,958 shares of its common stock, in connection with the voluntary surrender of a non-dilution agreement that the President had entered into with the Company in June 1997. These shares are not included in the loss-per-share calculations. Since the issuance of these shares is subject to stockholder approval, the measurement date for purposes of valuation will be established when such stockholder approval has been obtained. Accordingly, the Company is utilizing variable accounting to determine the value of these shares and the related liability is included in common stock to be issued. The value of these shares as of March 31, 2003 is $746,197.

NOTE 6 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented, plus any dilutive common stock equivalents. Common stock equivalents consisting of warrants were not included in the calculation of loss per share for the three months ended March 31, 2003 and 2002 because their inclusion would have been antidilutive. Total shares issuable upon the exercise of warrants and the conversion of preferred stock for the three months ended March 31, 2003 and 2002 were 8,025,398 and 1,666,667, respectively. These shares have been excluded from loss per share calculations as they are antidilutive. In addition, common stock to be issued upon stockholder approval of the increase in the authorized stock of the Company, aggregating 36,711,629 shares are also excluded from loss per share calculations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company's lease for its administrative facilities located in Glen Head, New York expired in September 2001. The Company has been leasing such facilities since the expiration on a month-to-month basis.

The Company was a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regard to the operations prior to sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management and legal counsel believe that the action is without merit. However, due to the costs in defending the Company in such a legal action, Company management opted for a settlement in 2003 as the most cost effective manner to handle this matter. The Company has agreed to pay the customer $27,500 payable over nine months. In the event the Company fails to make their settlement payments, a stipulated judgment of $71,000, less any payment made to such time, would be in effect. The settlement calls for a pledge of preferred stock to serve as collateral. During the three months ended March 31, 2003, $6,500 has been paid.

                                 WATERCHEF, INC.
            (A Development State Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

In May 2001, the Company entered into a distribution agreement with a company (the "Sub-distributor") based in the County of Jordan. The Sub-distributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station", in the calendar year commencing January 1, 2002. A minimum purchase of 50 units is required to be purchased in each of the subsequent years commencing January 1, 2002 and 2003, respectively. During the year ended December 31, 2001, 18 units were shipped under this agreement. The sale will be recognized when the Company receives payments. The Company has recorded the cost of the inventory shipped in cost of sales, since the return of the items is uncertain. The Sub-distributor agreement has been cancelled by the Company because of failure to meet pre-established minimum thresholds. A criminal complaint has been lodged against the former Sub-Distributor, two management employees of the Jordan National Bank, and the Jordan National Bank for their actions in perpetrating a fraud. A trial date has not yet been set.

NOTE 8 - SUBSEQUENT EVENT

Management authorized the Company to raise up $ 550,000 through a private placement by issuing 10% two-year convertible preferred instruments. The preferred, designated as Series F, and providing for one million shares in total, will be convertible into shares of Waterchef's common stock at such time as the stockholders of the corporation approve an increase in the authorized capital stock of the corporation.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OR PLAN OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and related Footnotes.

Forward-Looking Statements
--------------------------

Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Introduction
------------

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

Results of Operations
---------------------

As a result of certain adjustments to the annual 10-KSB financial statements for the year ended December 31, 2002, the Company will be restating its Form 10-QSB filings included in those periods, which were effected as soon as practicable. The March 31, 2002 results were restated as a result of such adjustments.

With the sale of these assets consummated in December 2001, The Company made the strategic decision to exit the water cooler and consumer filter segments of its business in order to concentrate its resources on the development of the market for the PureSafe Water Station.

For the three months ended March 31, 2003 WaterChef reported no revenues, compared to revenues of $40,000 reported for the period ended March 31, 2002.

Cost of sales for the three month periods ended March 31, 2003 and March 31, 2002 were $24,000 and $17,280 respectively, an increase of 39%.

Selling, general and administrative expenses for the three months ended March 31, 2003 were $167,630, compared to $149,548 for the year earlier period, an increase of 12%, primarily due to higher marketing costs.

The net loss for the period ended March 31,2003 was $766,261 compared to $164,196 in the period ended March 31, 2002.

Liquidity and Capital Resources
-------------------------------

At March 31, 2003 the Company had a working capital deficiency of approximately $3,674,000. In addition the Company continues to suffer recurring losses. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern, These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

During the three months ended March 31, 2003 the Company raised $25,000 from the sale of preferred stock.

We are of the opinion that cash on hand and the cash to be generated from the anticipated sales of the PureSafe Water Station will be sufficient to meet our future cash requirements.

Settlements
-----------

In second quarter 2002 the Company reached a negotiated settlement in an action brought by certain debenture holders (the "Bridge Lenders") in New Hampshire Superior Court. The Company and the Bridge Lenders settled this dispute for a total $497,500 payable in shares of the Company's common stock. The number of shares of common stock to be paid was determined by dividing $497,500 by the average daily trading price of WaterChef common over a thirty (30)-day measurement period. Due to these requirements the Company is obligated to issue 17,037,671 shares of common stock. The total authorized common stock of the Company does not provide a sufficient number of authorized but unissued shares to fulfill the terms of the settlement agreement. As such the Company has recorded these 17,037,671 shares to be issued as a liability in common stock to be issued for $497,500 as of March 31, 2003.

In addition to the above settlement with Bridge Lenders who participated in the legal action, the Company settled its obligation with those Bridge Lenders who did not participate in the legal action. These lenders had total debentures of $75,000, plus accrued interest of $9,850 for a total of $84,850 as of the settlement date. In conjunction with the above settlement, the Company settled these remaining debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $21,900. As of March 31, 2003 the 750,000 shares have not been issued as the Company does not currently have a sufficient number of authorized and unissued shares to complete the settlement and has recorded these 750,000 shares to be issued as a liability in common stock to be issued for $21,900 as of March 31, 2003.

During 2002 the Company agreed to issue stock for the voluntary surrender by the Company's President and CEO of his anti-dilution agreement. Such cost is expected to be satisfied by the issuance of 14,923,958 shares of the Company's common stock, upon approval by the Company's shareholders of the proposed increase in the authorized common stock of the Company. As such the Company has recorded these 14,923,958 shares to be issued as a liability in common stock to be issued for $ 746,197 as of March 31, 2003.

The Company intends to request approval of its stockholders for an increase in the authorized common stock of the Corporation from 100,000,000 to 200,000,000 shares. Upon approval, the issuance of the shares of common stock described above will increase the outstanding common stock of the Corporation to approximately 128,000,000 shares, in satisfaction of many of the above obligations. This increase in the outstanding will dilute the ownership interest of current shareholders and will adversely earnings per share and may result in a lower market value for the Company's stock.

Recent Accounting Standards
---------------------------

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources to for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In April 2003, Financial Accounting Standards Board , "FASB", issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's financial statements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.


ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of  Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this quarterly report on Form 10-QSB, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-(c) and 15d-(c) promulgated under the Securities Exchange Act of 1934 are effective.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART 11 -  OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company was a defendant in an action, brought by a customer, relating to a series of contracts the Company entered into. These contracts were with the Company's discontinued water cooler and consumer filter operation. These segments were sold in December, 2001, however legal actions with regard to these operations prior to the sale remain the Company's responsibility. The customer claimed breach of contract, maintaining that the Company shipped goods that did not meet the customer's specification. The customer sought damages in the form of lost opportunity and lost business profits. A negotiated settlement was reached calling for payment by WaterChef of $27,500, with payment of $3,500 in February and $3,000 per month payable for eight consecutive months thereafter. During the three months ended March 31, 2003 $6,500 has been paid.

The Company is plaintiff in a criminal action brought before the court in the Kingdom of Jordan, seeking full payment for PureSafe Water Stations shipped to a customer in Jordan, related costs and damages. Jordanian counsel has been retained and is confident that the Company will prevail.


ITEM 2 - CHANGES IN SECURITIES

         None.

ITEM 3 - DEFAULT ON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

A preliminary Proxy for the purpose of increasing the authorized common stock of the Corporation was submitted to the SEC, whose questions and comments are being addressed before resubmission. Upon approval by the SEC, the proxy will be mailed to the shareholders and a vote by the shareholders will be scheduled.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit

99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K

On June 2, 2003 the Company filed an Amended Form 8-K announcing the dismissal of their previous Certifying Accountants, and the engagement of their current Certifying Accountants commencing for the year ended December 31, 2002.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WaterChef, Inc.

June 6, 2003                               /s/ David A. Conway
Date
                                               David A. Conway
                                           President, Chief Executive
                                           Officer, and Chief Financial
                                                   Officer
                                           (Principal Operating Officer)