Form 10QSB/A
period 2002-03-31
WATER CHEF INC
filed 2003-07-16
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Form 10-QSB/A-1

                                   (Mark One)

   (X) QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

      ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from............to..............

                         Commission file number 0-30544

                                WATER CHEF, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                               86-0515678
 ------------------------------                               -----------------
(State of other jurisdiction of                              (IRS Employer
 incorporation or organization)                              identification No.)



            1007 Glen Cove Avenue, Suite 1, Glen Head, New York 11545
                     --------------------------------------
                    (Address of principal executive offices)

                                  516-656-0059
                            -------------------------
                           (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
        -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                OUTSTANDING AS OF



           CLASS                                          May 20, 2002
           -----                                          ------------
           Common
           Par value $0.001 per share                      89,564,286

                                WATERCHEF, INC.

                                    INDEX




PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  2
       At March 31, 2002

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       3
       For the Three Months Ended March 31, 2002 and 2001

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       4
       For the Three Months Ended March 31, 2002 and 2001

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                5 - 8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                         9 - 10

   ITEM 3 - CONTROLS AND PROCEDURES                                      10


PART II - OTHER INFORMATION:

   ITEM 1 - LEGAL PROCEEDINGS                                            11

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                    N/A

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                              N/A

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          N/A

   ITEM 5 - OTHER INFORMATION                                            N/A

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             12

SIGNATURE                                                                13

CERTIFICATION                                                            14

EXHIBIT

                                 WATER CHEF INC.
            (A Development-Stage Company Commencing January 1, 2002)

                             CONDENSED BALANCE SHEET

                                 MARCH 31, 2002

                                  (Unaudited)



                                     ASSETS

                                                                   (As Restated
                                                                    See Note 2)
                                                                   ------------

CURRENT ASSETS:
      Cash                                                         $      5,913
      Inventories                                                       145,960
      Prepaid expenses and other current assets                           9,662
                                                                   ------------
          TOTAL CURRENT ASSETS                                          161,535

PATENTS AND TRADEMARKS (net of
      accumulated amortization of $1,845)                                24,210
                                                                   ------------
                                                                   $    185,745
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                             $    203,186
      Accrued expenses and other current liabilities                    640,660
      Notes payable (including accrued interest of $187,709)          1,250,365
                                                                   ------------
          TOTAL CURRENT LIABILITIES                                   2,094,211

LONG-TERM LIABILITIES:
      Loans payable to shareholder (including
          accrued interest of $39,584)                                  412,365
                                                                   ------------
          TOTAL LIABILITIES                                           2,506,576
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value;
    10,000,000 shares authorized;
    145,500 shares issued and outstanding                                   146
Common stock, $.001 par value;
    190,000,000 shares authorized;
    86,614,286 shares issued and outstanding                             86,614
Additional paid in capital                                           12,339,469
Stock subscription receivable                                           (45,500)
Treasury stock, 4,400 common shares, at cost                             (5,768)
Accumulated deficit through December 31, 2001                       (14,531,596)
Accumulated deficit                                                    (164,196)
                                                                   ------------
    TOTAL STOCKHOLDERS'  DEFICIT                                     (2,320,831)
                                                                   ------------
                                                                   $    185,745
                                                                   ============

                  See notes to condensed financial statements.

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
                                                 (As Restated         *
                                                  See Note 2)

Sales                                            $     40,000    $       --
                                                 ------------    ------------
Costs and Expenses:
       Cost of sales                                   25,480            --
       Selling, general and administrative            141,348         169,966
       Research and development                          --            53,125
       Interest expense                                37,368           9,459
                                                 ------------    ------------
                                                      204,196         232,550
                                                 ------------    ------------
Loss from continuing operations                      (164,196)       (232,550)
                                                 ------------    ------------
Loss from discontinued operations                        --           (35,570)
                                                 ------------    ------------
Net loss                                             (164,196)       (268,120)

Preferred stock dividends                             (27,075)        (27,075)
                                                 ------------    ------------
Net loss applicable to
       common stock                              $   (191,271)   $   (295,195)
                                                 ============    ============

Basic and Diluted Loss Per Common Share:
       Continuing operations                     $      (0.00)   $      (0.00)
       Discontinued operations                          (0.00)          (0.00)
                                                 ------------    ------------
                                                 $      (0.00)   $      (0.00)
                                                 ============    ============
Weighted Average Common Shares Outstanding -
       Basic and Diluted                           86,614,286      72,398,867
                                                 ============    ============


          * - reclassified to conform with current period presentation


                  See notes to condensed financial statements.



                                      WATER CHEF INC.
                 (A Development-Stage Company Commencing January 1, 2002)

                            CONDENSED STATEMENTS OF CASH FLOWS

                                        (Unaudited)




                                                             Three Months Ended March 31,
                                                                ----------------------
                                                                  2002         2001
                                                                ---------    ---------
                                                              (As Restated       *
                                                               See Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $(164,196)   $(268,120)
        Adjustments to reconcile net loss to
           net cash used in operating activities
               Loss from discontinued operations                     --         35,570
               Depreciation and amortization                          463           61
               Non-cash compensation                                 --         11,100
               Write-off of note-payable                             --        (11,019)
        Change in assets and liabilities
           Inventories                                             13,290         --
           Other current assets                                    50,000       (6,219)
           Accounts payable and accrued expenses                   48,844      (11,336)
                                                                ---------    ---------
        Net cash used in continuing operations                    (51,599)    (249,963)
        Net cash from (used in) discontinued operations              --        (58,432)
                                                                ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                             (51,599)    (308,395)
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                     --         50,000
     Proceeds from sale of common stock and exercise
         of warrants                                               22,000      491,470
                                                                ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          22,000      541,470
                                                                ---------    ---------
NET (DECREASE) INCREASE IN CASH                                   (29,599)     233,075

CASH AT BEGINNING OF YEAR                                          35,512      158,100
                                                                ---------    ---------
CASH AT END OF PERIOD                                           $   5,913    $ 391,175
                                                                =========    =========


               * - reclassified to conform with current period presentation


                       See notes to condensed financial statements.

                                             4

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



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

     The Company's condensed statements of operations and cash flows for the three months ended March 31, 2002 represent the cumulative from inception information required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises".

2.   RESTATEMENT

     As a result of certain adjustments to the annual 10-KSB financial statements for the years ended December 31, 2002 and 2001, the Company is restating its Form 10-QSB filings included in those periods. The March 31, 2002 results were restated as a result of such adjustments. No adjustments to the March 31, 2001 were necessary.

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

     The cumulative effect of the preceding adjustments on net loss and net loss per share for the period ended March 31, 2002 is as follows:

                                                 As
                                             Previously           As
                                              Reported         Adjusted
                                             -----------      -----------

      Net loss applicable to common stock    $  (265,557)     $  (191,271)
                                             ===========      ===========
      Net loss per share                          $(0.00)          $(0.00)
                                                  ======           ======


3.   GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses. Additionally, the Company had working capital and total capital deficiencies of approximately $1,933,000 and $2,321,000 at March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



4.   RECENT ACCOUNTING PRONOUNCEMENT

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

     The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and, therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative courses of action to recover the carrying amount of long-lived assets is under consideration or a range is estimated for the amount of possible future cash flows. The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on its financial position or results of operations.

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

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



4.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

d. In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 Addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). " SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.


5.   COMMITMENTS AND CONTINGENCIES

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

   - The Company is a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regards to the operations prior to the sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management, and legal counsel, believe that the action is without merit. The Company has made a $5,000 settlement offer to the customer, for the nuisance value of the lawsuit. The customer has rejected such offer, and has proposed a $75,000 settlement. No provision has been provided for at March 31, 2002.

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   COMMITMENTS AND CONTINGENCIES (Continued)

   - In May 2001, the Company entered a distribution agreement with a company (the "Sub distributor") based in the State of Jordan. The Sub distributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station", in the calendar year commencing January 1, 2001. A minimum purchase of 50 units are required to be purchased in each of the subsequent years commencing January 1, 2002 and 2003, respectively. During the year ended December 31, 2001, 18 units have been shipped under this agreement. The sale will be recognized when the Company receives payments. The Company has recorded the costs of the inventory shipped as an operating cost since return of the items is uncertain.


6.   COMMON STOCK

     In February the Company's Board of Director approved the increase in the number of authorized common shares to 190,000,000.


7.   SUBSEQUENT EVENTS

   - In April 2002, the Company received an aggregate of $200,000 for 4,000,000 shares of its common stock. These shares will be issued upon approval of an increase in the authorized capital shares of the Company. As such, a liability for the issuance will be recorded for the future issuance.

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

For the three months ended March 31, 2002, Water Chef reported a sale of one unit for $40,000, to an importer of water system products, compared to no sales reported for the three months ended March 31, 2001 as it relates to the Company's continuing operation, the marketing and sales of the PureSafe water system. Cost of goods sold for the three months ended March 31, 2002 were $25,480. During the three months ended March 31, 2002, WaterChef was in the development process for the distribution and sale of the PureSafe Water Station. Selling, general and administrative expenses were $141,348 for the three months ended March 31, 2002 compared to $169,966 for the year earlier period, a decrease of $28,618, or 17%.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 the Company had a stockholders' deficit of approximately $2,321,000 and a working capital deficit of approximately $1,933,000. In addition, the Company has incurred losses from continuing operations of $164,196 and $232,550 for the three months ended March 31, 2002 and 2001, respectively. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and / or debt. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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


ITEM 3 - CONTROLS AND PROCEDURES

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

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

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

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit

99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Reports on Form 8-K

       No reports were filed on Form 8-K during the quarter ended March 31, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                            WaterChef, Inc.

July 9, 2003                               /s/  David A. Conway
Date                                       -----------------------------------
                                                David A. Conway
                                                President, Chief Executive
                                                Officer, and Chief Financial
                                                Officer
                                                (Principal Operating Officer)

                                  CERTIFICATION

I, David A. Conway, certify that:


I have reviewed this quarterly report on Form 10-QSB of WaterChef, Inc.;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in our financial controls; and Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

he registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  David A. Conway
-------------------------------------
     David A. Conway
     President and Chief Executive Officer
     and Chief Financial Officer


July 9, 2003