Form 10QSB/A
period 2002-06-30
WATER CHEF INC
filed 2003-07-16
CIK 764839

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                OUTSTANDING AS OF


       CLASS                                              August 23, 2002
       -----                                              ---------------

       Common
       Par value $0.001 per share                           89,564,286

                                WATERCHEF, INC.

                                    INDEX




PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  2
       At June 30, 2002

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       3
       For the Three Months Ended June 30, 2002 and 2001
       For the Six Months Ended June 30, 2002 and 2001

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       4
       For the Six Months Ended June 30, 2002 and 2001

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                5 - 10

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        11 - 12

   ITEM 3 - CONTROLS AND PROCEDURES                                       12

PART II - OTHER INFORMATION:

   ITEM 1 - LEGAL PROCEEDINGS                                             13

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                     N/A

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               N/A

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           N/A

   ITEM 5 - OTHER INFORMATION                                             N/A

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURE                                                                 15

CERTIFICATION                                                             16

EXHIBIT



                                     WATER CHEF, INC.
                 (A Development-Stage Company Commencing January 1, 2002)

                                  CONDENSED BALANCE SHEET

                                       JUNE 30, 2002

                                        (Unaudited)



                                          ASSETS


                                                                             (As Restated
                                                                              See Note 2)
                                                                             ------------

CURRENT ASSETS:
      Cash                                                                   $     75,089
      Inventories                                                                 146,000
      Prepaid expenses and other current assets                                     9,662
                                                                             ------------
          TOTAL CURRENT ASSETS                                                    230,751

PATENTS AND TRADEMARKS (net of
      accumulated amortization of $2,308)                                          23,747
                                                                             ------------
                                                                             $    254,498
                                                                             ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                       $    193,747
      Accrued expenses and other current liabilities                              116,642
      Notes payable (including accrued interest of $214,412)                    1,382,905
      Common stock to be issued                                                 1,316,358
                                                                             ------------
           TOTAL CURRENT LIABILITIES                                            3,009,652

LONG-TERM LIABILITIES
      Loans payable to shareholder (including accrued interest of $45,550)        418,332
                                                                             ------------
           TOTAL LIABILITIES                                                    3,427,984

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Preferred stock, $.001 par value;
          10,000,000 shares authorized;
          145,500 shares issued and outstanding                                       146
      Common stock, $.001 par value;
          90,000,000 shares authorized;
          89,564,286 shares issued and outstanding                                 89,564
      Additional paid in capital                                               12,583,518
      Stock subscription receivable                                               (45,500)
      Treasury stock, 4,400 common shares, at cost                                 (5,768)
      Accumulated deficit through December 31, 2001                           (14,531,596)
      Accumulated deficit                                                      (1,263,850)
                                                                             ------------
           TOTAL STOCKHOLDERS'  DEFICIT                                        (3,173,486)
                                                                             ------------
                                                                             $    254,498
                                                                             ============


                       See notes to condensed financial statements.


                                             2



                                              WATER CHEF, INC.
                          (A Development-Stage Company Commencing January 1, 2002)

                                    CONDENSED STATEMENTS OF OPERATIONS

                                                 (Unaudited)



                                               Three Months Ended June 30,      Six Months Ended June 30,
                                               ----------------------------    ----------------------------
                                                   2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------
                                              (As Restated    (As Restated    (As Restated    (As Restated
                                               See Note 2)     See Note 2)     See Note 2)     See Note 2)
Sales                                          $       --      $       --      $     40,000    $       --
                                               ------------    ------------    ------------    ------------
Costs and Expenses:
     Cost of sales                                   26,200            --            51,680            --
     Selling, general and administrative            226,989         140,328         368,337         310,294
     Research and development                          --            53,125            --           106,250
     Non-dilution agreement termination cost        596,958            --           596,958            --
     Loss (Gain) on settlement of debt              184,250         (65,631)        184,250         (65,631)
     Interest expense                                65,257          80,373         102,625          89,832
     Loss contingency                                  --           242,035            --           242,035
                                               ------------    ------------    ------------    ------------
                                                  1,099,654         450,230       1,303,850         682,780
                                               ------------    ------------    ------------    ------------
Loss from continuing operations                  (1,099,654)       (450,230)     (1,263,850)       (682,780)
                                               ------------    ------------    ------------    ------------
Gain from discontinued operations                      --            48,744            --            13,174
                                               ------------    ------------    ------------    ------------
Net loss                                         (1,099,654)       (401,486)     (1,263,850)       (669,606)

Preferred stock dividends                           (27,075)        (27,075)        (54,150)        (54,150)
                                               ------------    ------------    ------------    ------------
Net loss applicable to
     common stock                              $ (1,126,729)   $   (428,561)   $ (1,318,000)   $   (723,756)
                                               ============    ============    ============    ============
Basic and Diluted Loss Per Common Share:
     Continuing operations                     $      (0.01)   $      (0.00)   $      (0.01)   $      (0.01)
     Discontinued operations                           --              0.00            --              0.00
                                               ------------    ------------    ------------    ------------
                                               $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                               ============    ============    ============    ============
Weighted Average Common Shares Outstanding -
     Basic and Diluted                           88,591,759      80,872,830      87,608,485      76,570,859
                                               ============    ============    ============    ============


                                See notes to condensed financial statements.

                                                      3



                                          WATER CHEF INC.
                     (A Development-Stage Company Commencing January 1, 2002)

                               CONDENSED STATEMENTS OF CASH FLOWS

                                            (Unaudited)



                                                                       Six Months Ended June 30,
                                                                      --------------------------
                                                                          2002           2001
                                                                      -----------    -----------
                                                                      (As Restated   (As Restated
                                                                       See Note 2)    See Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $(1,263,850)   $  (669,606)
       Adjustments to reconcile net loss to
          net cash used in operating activities
            Loss from discontinued operations                                --          (13,174)
            Depreciation and amortization                                     926            176
            Non-cash compensation and other services                       36,000         36,750
            Loss (Gain) on settlement of debt                             184,250        (65,631)
            Non-dilution agreement termination cost                       596,958           --
            Amortization of debt discount                                    --           31,000
            Write-off of note-payable                                        --         (104,081)
       Change in assets and liabilitie
          Inventories                                                      13,250       (497,000)
          Other current assets                                             50,000        (26,464)
          Accounts payable and accrued expenses                           100,043        920,702
                                                                      -----------    -----------
       Net cash used in continuing operations                            (282,423)      (387,328)
       Net cash provided by (used in) discontinued operations                --         (463,271)
                                                                      -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                    (282,423)      (850,599)
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                --             (551)
                                                                      -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                        --             (551)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                              --          450,000
    Repayment of note payable                                                --          (25,000)
    Proceeds from sale of common stock and exercise of warrants           322,000        621,426
                                                                      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 322,000      1,046,426
                                                                      -----------    -----------
NET INCREASE IN CASH                                                       39,577        195,276

CASH AT BEGINNING OF PERIOD                                                35,512        158,100

                                                                      -----------    -----------
CASH AT END OF PERIOD                                                 $    75,089    $   353,376
                                                                      ===========    ===========
    Non-cash financing and investing activities:
       Common stock issued for debt                                   $      --      $   110,995
                                                                      ===========    ===========
       Common stock issued for accrued expenses                       $      --      $      --
                                                                      ===========    ===========


                           See notes to condensed financial statements.

                                                 4



                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six month-period ended June 30, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's December 31, 2001
Form 10-KSB, financial statements and accompanying notes thereto.

In November 2001, the Company's sold their water cooler and filter operations segment. Accordingly, this segment of the Company's business is reported as discontinued Operations for the three and six months ended June 30, 2002 and 2001. The three and six months ended June 30, 2001 has been restated to reflect such operations as discontinued.

The Company's condensed statements of operations and cash flows for the three and six months ended June 30, 2002 represent the cumulative from inception information required by Statement of Financial Accounting Standards ("SFAS") No.
7, "Development Stage
Enterprises."


2. RESTATEMENT

As a result of certain adjustments to the annual 10-KSB financial statements for the years ended December 31, 2002 and 2001, the Company is restating its Form
10-QSB filings included in those periods. The June 30, 2002 and 2001 results were restated as a result of such adjustments.

The Company has corrected an error relating to the accrual of non-dilution agreement termination cost and recording certain other expenses and adjustments.
The Company recorded reduction expenses of $336,330 and $410,616 for the three and six months period ended June 30, 2002 as a result of these adjustments, respectively.

The Company has corrected an error relating to the accrual of loss (gain) on settlement of debt and recording of certain other expenses and adjustments. The
Company recorded additional expenses of $151,656 for the three and six months ended June 30, 2001 as a result of these adjustments.

The effect of the preceding adjustments on net loss and net loss per share for the three and six-month periods ended June 30, 2002 and 2001 are as follows:

                                                  Three Months Ended June 30,
                                      ------------------------------------------------------
                                                2002                          2001
                                      -------------------------    -------------------------
                                          As                           As
                                       Previously        As         Previously        As
                                        Reported      Adjusted       Reported      Adjusted
                                      -----------   -----------    -----------   -----------

Net loss applicable to common stock    $(1,463,059)  $(1,126,729)  $  (276,905)  $  (428,561)
                                       ===========   ===========   ===========   ===========

Net loss per share                     $     (0.02)  $     (0.01)  $     (0.00)  $     (0.00)
                                       ===========   ===========   ===========   ===========

                                                     Six Months Ended June 30,
                                      ------------------------------------------------------
                                                2002                          2001
                                       -------------------------   -------------------------
                                           As                           As
                                       Previously         As        Previously        As
                                        Reported       Adjusted      Reported      Adjusted
                                       -----------   -----------   -----------   -----------

Net loss applicable to common stock    $(1,728,616)  $(1,318,000)  $  (572,100)  $  (723,756)
                                       ===========   ===========   ===========   ===========

Net loss per share                     $     (0.02)  $     (0.01)  $     (0.01)  $     (0.01)
                                       ===========   ===========   ===========   ===========

                                               5

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses. Additionally, the Company had working capital and total capital deficiencies of approximately $2,779,000 and $3,173,000, respectively, at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

5. DIVIDENDS ON PREFERRED STOCK

At June 30, 2002, dividends in arrears on preferred stock was $720,256.

6. COMMON STOCK

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

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



7. COMMON STOCK TO BE ISSUED

During the quarter ended June 30, 2002, the Company recorded a liability for common stock to be issued for the following transactions:

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

Since the issuance of these shares is subject to stockholder approval, the measurement date for purposes of valuation will be established when such stockholder approval has been obtained. Accordingly, the Company is utilizing variable accounting to determine the value of these shares and the related liability is included in common stock to be issued. The Company has recorded the liability of approximately $597,000 based upon the market price of its shares as of June 30, 2002.

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

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



7. COMMON STOCK TO BE ISSUED (Continued)

Furthermore, the Company had issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share.

In the second quarter of 2002, the Company and the Bridge Lenders participating in the legal action, settled this dispute requiring the Company to: (i) Issue 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated ("participants") in this legal action. The Company prior to the settlement had recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500 settlement and the $339,400, or $158,100, is recorded as a loss on settlement of debt. (ii) Extend the warrants attached to the participants' debentures for another two years until March 2004, for which the Company has recorded a non-cash expense charge of $111,000 and (iii) Issue additional shares if the product of the $497,500, as valued for the 3,000,000 shares above, divided by the average daily trading price for the 30 days subsequent to the settlement, is greater than the original 3,000,000 shares. Due to these requirements the Company is obligated to issue an additional 14,037,671 shares, due to the average trading price of $0.0292 in the 30 days subsequent to the settlement. As of June 30, 2002, neither the 3,000,000 nor the additional shares of 14,037,671 have been issued, and accordingly the Company has recorded these shares as common stock to be issued valued at $497,500. These shares are not included in the loss per share calculations.

The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date, totaling $84,850. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. The terms of their warrants were not extended, nor are they entitled to receive additional shares based on the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures. As of June 30, 2002, the 750,000 shares have not been issued, and accordingly the Company has recorded these shares as common stock to be issued valued at $21,900. These shares are not included in the loss per share calculations.

The total shares to be issued upon stockholder approval of the increase in the authorized stock of the Company as a result of the transactions described above aggregate 36,711,629.

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



9. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regards to the operations prior to the sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management, and legal counsel, believe that the action is without merit. The Company has made a $5,000 settlement offer to the customer, for the nuisance value of the lawsuit. The customer has rejected such offer, and has proposed a $75,000 settlement. No provision has been provided for at June 30, 2002.

In May 2001, the Company entered a distribution agreement with a company (the "Sub distributor") based in the State of Jordan. The Sub distributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station", in the calendar year commencing January 1, 2001. A minimum purchase of 50 units are required to be purchased in each of the subsequent years commencing January 1, 2002 and 2003, respectively. During the year ended December 31, 2001, 18 units have been shipped under this agreement. The sale will be recognized when the Company receives payments. The Company has recorded the costs of the inventory shipped in operating costs, since return of the items is uncertain.

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

RESULTS OF OPERATIONS

During 2001, WaterChef made the strategic decision to exit the water cooler and consumer filter segments of its business in order to concentrate its resources on the development of the market for the PureSafe Water Station. With the sale of these assets consummated in December 2001, the Company's water cooler and consumer filter businesses are reported as discontinued operations for the three months and six-month periods ended June 30, 2002, resulting in a gain from discontinued operations of $48,744 and $13,174 for the three and six month periods respectively.

For the three months ended June 30, 2002 and June 30, 2001, WaterChef reported no revenues. For the six months periods ended June 30, 2002 and June 30, 2001 the Company reported revenues of $40,000 and $0 respectively.

Cost of sales for the three and six month periods ended June 30, 2002 were $26,200 and $51,680 respectively, compared to $0 in the three and six-month periods ended June 30, 2001.

Selling, general and administrative expenses for the three months ended June 30, 2002 were $226,989, compared to $140,328 for the year earlier period, an increase of 62%; and $368,337 for the six months ended June 30, 2002 compared to $310,294 for the six months ended June 30, 2001, an increase of 19%, primarily due to higher factory rent and overhead expenses in the current period.

The Company has incurred no research and development expenses in 2002, compared to $53,125 and $106,250 for the three and six month periods ended June 30, 2001.During the first six months of 2002 the Company negotiated the settlement of debt and accrued interest for shares of the Company's stock, which resulted in a reported loss of $184,250 in the six months ended June 30, 2002.

A gain from discontinued operations of $ 48,744 and $13,174 respectively was reported for the three and six month periods ended June 30, 2001, compared to $0 for the comparable periods in 2002. The discontinued operations were sold in December 2001, and no operations existed for these businesses in 2002.

During the second quarter of 2002, the Company has agreed to issue to the Company's President and Chief Executive Officer, and the related parties of such, an aggregate of 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement that the Company and the President had entered into in June, 1997. This non-cash event of approximately $597,000 was valued at the then-current market price of $0.04 per share, and represents a non-cash cost to the Company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 the Company had a stockholders' deficit of approximately $3,173,000 and a working capital deficit of approximately $2,779,000. In addition the Company has incurred losses from continuing operations of approximately $1,100,000 and $1,264,000 for the three and six months periods ended June 30, 2002. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to satisfy its obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

                            PART II OTHER INFORMATION



ITEM 1 LEGAL PROCEEDINGS

The Company is a defendant in an action, brought by a customer, relating to a series of contracts the Company entered into. These contracts were with the Company's discontinued water cooler and consumer filter operation. These segments were sold in December 2001. However, legal actions with regard to these operations prior to the sale remain the Company's responsibility. The customer claims breach of contract, maintaining that the Company shipped goods that did not meet the customer's specification. The customer seeks damages in the form of lost opportunity and lost business profits. The Company's management and legal counsel believe that the action is without merit. The Company has made a $5,000 settlement offer for the nuisance value of the lawsuit. The customer rejected the offer and has proposed a $75,000 settlement. No provision has been provided for at June 30, 2002.

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


ITEM 3 DEFAULTS UPON SENIOR SECURITIES

       None


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

       None

ITEM 5 OTHER INFORMATION

       None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits

99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WATER CHEF, INC.


Date:  July 10, 2003                        /s/  David A. Conway
                                            ---------------------------------
                                                 David A. Conway
                                                 President, and Chief Executive
                                                 Officer and Chief Financial
                                                 Officer
                                                 (Principal Operating Officer)

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

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in our financial controls; and Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  David A. Conway
-----------------------
     David A. Conway
     President and Chief Executive Officer
     and Chief Financial Officer


July 10, 2003