Form 10QSB/A
period 2002-09-30
WATER CHEF INC
filed 2003-07-16
CIK 764839

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

                                WATERCHEF, INC.

                                    INDEX




PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  2
       At September 30, 2002

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       3
       For the Three Months Ended September 30, 2002 and 2001
       For the Nine Months Ended September 30, 2002 and 2001

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       4
       For the Nine Months Ended September 30, 2002 and 2001

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                5 - 10

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        11 - 13

   ITEM 3 - CONTROLS AND PROCEDURES                                       13

PART II - OTHER INFORMATION:

   ITEM 1 - LEGAL PROCEEDINGS                                             14

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                     N/A

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               N/A

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

   ITEM 5 - OTHER INFORMATION                                             N/A

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              15

SIGNATURE                                                                 16

CERTIFICATION                                                             17

EXHIBIT



                                     WATER CHEF, INC.
                 (A Development-Stage Company Commencing January 1, 2002)

                                 CONDENSED BALANCE SHEET

                                   SEPTEMBER 30, 2002

                                       (Unaudited)



                                          ASSETS

                                                                            (As Restated
                                                                             See Note 2)
                                                                            ------------

CURRENT ASSETS:
     Cash                                                                   $     41,753
     Inventories                                                                 185,500
     Prepaid expenses and other current assets                                     3,163
                                                                            ------------
         TOTAL CURRENT ASSETS                                                    230,416

PATENTS AND TRADEMARKS (net of
     accumulated amortization of $2,771)                                          23,284
                                                                            ------------
                                                                            $    253,700
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                       $    387,128
     Accrued expenses and other current liabilities                              640,573
     Notes payable (including accrued interest of $224,264)                      844,056
     Common stock to be issued                                                 1,204,118
                                                                            ------------
         TOTAL CURRENT LIABILITIES                                             3,075,875

LONG-TERM LIABILITIES
     Loans payable to shareholder (including accrued interest of $51,518)        424,299
                                                                            ------------

         TOTAL LIABILITIES                                                     3,500,174
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value;
         10,000,000 shares authorized;
         145,500 shares issued and outstanding,
         liquidation preference $990,000                                             146
     Common stock, $.001 par value;
         90,000,000 shares authorized;
         89,564,286 shares issued and outstanding                                 89,564
     Additional paid-in capital                                               12,583,518
     Stock subscription receivable                                               (45,500)
     Treasury stock, 4,400 common shares, at cost                                 (5,768)
     Accumulated deficit through December 31, 2001                           (14,531,596)
     Accumulated deficit                                                      (1,336,838)
                                                                            ------------
         TOTAL STOCKHOLDERS'  DEFICIT                                         (3,246,474)
                                                                            ------------

                                                                            $    253,700
                                                                            ============


                       See notes to condensed financial statements.

                                          2



                                                WATER CHEF, INC.
                            (A Development-Stage Company Commencing January 1, 2002)

                                       CONDENSED STATEMENTS OF OPERATIONS

                                                   (Unaudited)



                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                  ----------------------------    -----------------------------
                                                     2002              2001            2002              2001
                                                  ------------    ------------    ------------    -------------
                                                  (As Restated    (As Restated    (As Restated    (As Restated
                                                   See Note 2)     See Note 2)     See Note 2)     See Note 2)
Net Sales                                         $       --      $       --      $     40,000    $        --
                                                  ------------    ------------    ------------    -------------

Costs and Expenses
    Cost of sales                                       12,000          28,875          63,680          28,875
    Selling, general and administrative                150,460         304,705         518,797         614,999
    Research and development                              --            53,125            --           159,375
    Non-dilution agreement termination costs          (149,240)           --           447,718            --
    Loss (gain) on settlement of debt                   21,900          (3,390)        206,150         (69,021)
    Interest expense                                    37,868         111,114         140,493         200,946
    Loss contingency                                      --              --              --           242,035
                                                  ------------    ------------    ------------    -------------
                                                        72,988         494,429       1,376,838        1,177,209
                                                  ------------    ------------    ------------    -------------

Loss from continuing operations                        (72,988)       (494,429)     (1,336,838)     (1,177,209)
                                                  ------------    ------------    ------------    -------------

Discontinued operations:
    Loss from discontinued operations                     --           (49,177)           --           (36,003)
                                                  ------------    ------------    ------------    -------------

Net Loss                                               (72,988)       (543,606)     (1,336,838)     (1,213,212)
Preferred stock dividends                              (27,075)        (27,075)        (81,225)        (81,225)
                                                  ------------    ------------    ------------    -------------

Net Loss Applicable to
    Common Stockholders                           $   (100,063)   $   (570,681)   $ (1,418,063)   $  (1,294,437)
                                                  ============    ============    ============    =============

Basic and Diluted Loss Per Common Share:
    Continuing operations                         $      (0.00)   $      (0.01)   $      (0.02)   $       (0.01)
    Discontinued operations                              (0.00)          (0.00)          (0.00)           (0.00)
                                                  ------------    ------------    -------------   -------------

                                                  $      (0.00)   $      (0.01)   $      (0.02)   $       (0.01)
                                                  ============    ============    =============   =============

Weighted Average Common Shares Outstanding -
    Basic and Diluted                               89,564,286      82,776,924      88,372,478       79,054,222
                                                  ============    ============    ============    =============


                                    See notes to condensed financial statements.

                                                             3



                                         WATER CHEF, INC.
                     (A Development-Stage Company Commencing January 1, 2002)

                                CONDENSED STATEMENTS OF CASH FLOWS

                                            (Unaudited)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                      --------------------------
                                                                         2002           2001
                                                                      -----------    -----------
                                                                     (As Restated   (As Restated
                                                                      See Note 2)    See Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $(1,336,838)   $(1,213,212)
          Adjustments to reconcile net loss to net cash
            used in operating activities
                Depreciation and amortization                               1,389            225
                Non-cash compensation                                      36,000        209,050
                Amortization of debt discount                                --           62,000
                Common stock issued for non-payment
                   of note and interest payable                              --           12,300
                Loss on settlement of debt                                206,150        (69,021)
                Non-dilution agreement termination cost                   447,718           --
         Change in assets and liabilities
            Inventories                                                   (26,250)      (419,348)
            Prepaid expenses and other current assets                      56,500        (26,396)
            Accounts payable and accrued expenses                         262,574        563,392
                                                                      -----------    -----------
         Net cash used in continuing operations                          (352,757)      (881,010)
         Net cash provided by (used in) discontinued operations              --         (275,598)
                                                                      -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                    (352,757)    (1,156,608)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                               --             (551)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                             --          450,000
     Repayment of notes payable                                              --          (25,000)
     Proceeds from sale of preferred and common stock                     359,000        621,426
                                                                      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 359,000      1,046,426
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                                             6,243       (110,733)

CASH AT BEGINNING OF PERIOD                                                35,512        158,100

                                                                      -----------    -----------
CASH AT END OF PERIOD                                                 $    41,755    $    47,367
                                                                      ===========    ===========


                           See notes to condensed financial statements.

                                                 4



                                WATER CHEF, INC.
           (A Development-Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

     The Company's condensed statements of operations and cash flows for the nine-month period ended September 30, 2002 represent the cumulative from inception information required by Statement of Financial Accounting
     Standards ("SFAS") No. 7, "Development Stage Enterprises."


2.   RESTATEMENT

     As a result of certain adjustments to the annual 10-KSB financial statements for the years ended December 31, 2002 and 2001, the Company is restating its Form 10-QSB filings included in those periods. The September
     30, 2002 and 2001 results were restated as a result of such adjustments.

     The Company has corrected an error relating to the accrual of non-dilution agreement termination cost and recording of certain other expenses and adjustments. The Company recorded a reduction of expenses of $149,241 and $559,856 for the three and nine months period ended September 30, 2002, respectively, as a result of these adjustments.

     The Company has corrected an error relating to the accrual of loss (gain) on settlement of debt and recording of certain other expenses and adjustments. The Company recorded additional expenses of $13,933 and $165,589 for the three and nine months period ended September 30, 2001, respectively, as a result of these adjustments

     The effect of the preceding adjustments on net loss and net loss per share for the three and nine-month periods ended September 30, 2002 and 2001 are as follows:

                                                 Three Months Ended September 30,
                                      ------------------------------------------------------
                                                2002                          2001
                                      -------------------------    -------------------------
                                          As                           As
                                      Previously         As        Previously        As
                                       Reported       Adjusted      Reported       Adjusted
                                      -----------   -----------    -----------   -----------
Net loss applicable to common stock   $  (249,304)  $  (100,063)   $  (556,748)  $  (570,681)
                                      ===========   ===========    ===========   ===========

Net loss per share                    $     (0.02)  $     (0.01)   $     (0.00)  $     (0.00)
                                      ===========   ===========    ===========   ===========

                                                  Nine Months Ended September 30,
                                      ------------------------------------------------------
                                                2002                          2001
                                      -------------------------    -------------------------
                                          As                           As
                                      Previously         As        Previously        As
                                       Reported       Adjusted      Reported       Adjusted
                                      -----------   -----------    -----------   -----------

Net loss applicable to common stock   $(1,977,919)  $(1,418,063)   $(1,128,848)  $(1,294,437)
                                      ===========   ===========    ===========   ===========

Net loss per share                    $     (0.02)  $     (0.02)   $     (0.01)  $     (0.01)
                                      ===========   ===========    ===========   ===========

                                               5

                                WATER CHEF, INC.
           (A Development-Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



3.   GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses. Additionally, the Company had working capital and total capital deficiencies of approximately $2,845,000 and $3,247,000, respectively, at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock, raising additional capital through future issuances of stock and / or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


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

          The most significant changes made by SFAS 144 are (1) goodwill is removed from its scope and, therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative courses of action to recover the carrying amount of long- lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company's adoption of SFAS 144 on January 1, 2002 did not have a material effect on its financial position or results of operations.

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

                                WATER CHEF, INC.
           (A Development-Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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


6.   COMMON STOCK

     - In February 2002, the Company's Board of Directors approved the increase in the number of authorized common shares to 190,000,000 pending shareholders' approval.

     - During the nine months ended September 30, 2002, the Company sold 2,500,000 shares of its common stock, for net proceeds of $100,000.

                                WATER CHEF, INC.
           (A Development-Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



6.   COMMON STOCK (Continued)

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


7.   COMMON STOCK TO BE ISSUED

     During the quarter ended September 30, 2002, the Company recorded a liability for common stock to be issued for the following transactions:

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

     Since the issuance of these shares is subject to stockholder approval, the measurement date for purposes of valuation will be established when such stockholder approval has been obtained. Accordingly, the Company is utilizing variable accounting to determine the value of these shares and the related liability is included in common stock to be issued. The Company has recorded the liability of approximately $448,000 based upon the market price of its shares as of September 30, 2002.

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

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

     The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date, totaling $84,850. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. The terms of their warrants were not extended, nor are they entitled to receive additional shares based on the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures. As of September 30, 2002, the 750,000 shares have not been issued, and accordingly the Company has recorded these shares as common stock to be issued valued at $21,900. These shares are not included in the loss per share calculations.

     The total shares to be issued upon stockholder approval of the increase in the authorized stock of the Company as a result of the transactions described above aggregate 36,711,629.


8.   COMMITMENTS AND CONTINGENCIES

     - The Company is a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regards to the operations prior to the sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management, and legal counsel, believe that the action is without merit. The Company has made a $5,000 settlement offer to the customer, for the nuisance value of the lawsuit. The customer has rejected such offer, and has proposed a $75,000 settlement. No provision has been provided for at September 30, 2002.

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



8.   COMMITMENTS AND CONTINGENCIES (Continued)

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

         Cost of sales for the three and nine month periods ended September 30, 2002 were $12,000 and $63,680, respectively, compared to $28,875 in the three and nine month periods ended September 30, 2001.

         Selling, general and administrative expenses for the three months ended September 30, 2002 were $150,460 compared to $304,705 for the three months ended September 30, 2001, a decrease of $154,245 or 51%; and $518,797 for the nine months ended September 30, 2002 compared to $614,999 for the nine months ended September 30, 2001, a decrease of $96,202 or 16%. The reduction in expenses is primarily due to reduced staffing and consulting costs and lower rent, business travel and marketing expenses.

         Water Chef has incurred no research and development expense in 2002, compared to $53,125 and $159,375 for the three and nine month periods ended September 30, 2001. During the first nine months of 2002 the Company negotiated the settlement of debt and accrued interest for stock, which resulted in a reported loss of $206,150 in the nine months ended September 30, 2002.

         During the nine months ended September 30, 2002 the Company agreed to issue to the President and Chief Executive Officer, and related parties, an aggregate 14,923,958 shares of its common stock under the terms of a non-dilution agreement which the Company and the President had entered into in 1997. The President subsequently, on behalf of himself and all related parties, voluntarily surrendered all future rights under this agreement. This non-cash event was valued at the then-current market price of $0.03 per share or $447,000, and represents a non-cash cost to the Company. During the nine months ended September 30, 2002, the Company did not issue any shares under the terms of this agreement.

         Interest expense for the three months ended September 30, 2002 was $37,868 compared to $111,114 for the three months ended September 30, 2001, a decrease of $73,246 or 66%. The reduction in interest expenses for the quarter ended September 30, 2002 as compared to September 30, 2001, is primarily due to the amortization of a debt discount that occurred in the third as well as the second quarter of 2001. The Company has interest expense of $140,493 for the nine months ended September 30, 2002 compared to $200,946 for the nine months ended September 30, 2001, a decrease of $60,453 or 30%. In the nine months ended September 30, 2002 the Company settled various notes payable, and issued additional notes payable, that are currently outstanding as of September 30, 2002. For the nine months ended September 30, 2001, the Company's interest expense of $200,946, includes $62,000 of amortized debt discount. For the nine months ended September 30, 2002, the Company's interest expense of $140,493 does not include the amortization of debt discount.

 Liquidity and Capital Resources

         At September 30, 2002, the Company had a stockholders' deficit of approximately $3,247,000 and a working capital deficit of approximately $2,845,000. In addition the Company has incurred losses from continuing operations of approximately $73,000 and $1,377,000 for the three and nine month periods ended September 30, 2002. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these issues include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to honor all of its obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         In the second quarter 2002 the Company reached a negotiated settlement concerning certain debentures and accrued interest payable aggregating $339,400. The terms of the settlement agreement call for the issuance of 3,000,000 shares of common stock to be valued at $497,500. The difference between the $497,500 settlement and the $339,400, or $158,100, is recorded as a loss on settlement of debt. An additional 14,037,671 shares are to be issued due to Company's per share stock price over a 30 trading day measurement period, not having achieved the $0.15 per share value as set by the initial valuation of the 3,000,000 shares at $497,500. The remaining conditions of the settlement, requires that the Company extend the exercise period for 1,666,666 warrants, attached to these notes payable when originally issued in May 1997, for an additional two years through June 2004, and that the Company files a registration statement with the Securities and Exchange Commission within 180 days of the agreement, to register the 17,037,671 shares. As of September 30, 2002, neither the 3,000,000 nor the additional shares of 14,037,671 have been issued Debenture holders not included in the above settlement. ("non- participating debentures"), settled their debentures of $75,000, plus accrued interest of $9,850, with the issuance of 750,000 shares of common stock valued at $0.0292 per share. The terms of their warrants were not extended, nor are they entitled to receive additional shares based of the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures. As of September 30, 2002, the 750,000 shares have not been issued.

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

         In May 2002, the Company issued to its President and Chief Executive Officer, and related parties, an aggregate 14,923,958 shares of common stock, in connection with the voluntary surrender of a non- dilution agreement that the President had entered into with the Company in June 1997.


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

         Part II           OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company is a defendant in an action brought by a customer relating to contracts between the Company and the customer. These contracts, covering the period 1996 to 1998, were with the Company's discontinued water cooler and consumer filter operation. These segments were sold in December 2001, however legal actions with regard to these operations prior to the sale remain the Company's responsibility. The customer claims breach of contract, maintaining that the Company shipped goods that did not meet the customer's specification. The customer seeks damages in the form of lost opportunity and lost business profits. The Company and its legal counsel believe that the action is without merit. The Company has made a $5,000 settlement offer, for the nuisance value of the case. The customer refused the offer, and has proposed a $75,000 settlement. No provision has been provided for at September 30, 2002.

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

         At September 30, 2002, dividends in arrears on preferred stock was $747,331.

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

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit

99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Reports on Form 8-K

       No reports were filed on Form 8-K during the quarter ended September 30, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WaterChef, Inc.

July 9, 2003                                /s/  David A. Conway
Date                                        ----------------------------------
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