Form 10QSB
period 2003-06-30
WATER CHEF INC
filed 2003-08-14
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                                 Form 10-QSB

                                  (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ________________ to _________________

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

                      OUTSTANDING AS OF AUGUST 13, 2003

           Class                                                      Common
           -----                                                      ------
Par value $0.001 per share                                          89,559,886

                                 WATERCHEF, INC.

                                    INDEX




PART I - FINANCIAL INFORMATION:                                             Page
                                                                            ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                     2
       At June 30, 2003

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                          3
       For the Three Months Ended June 30, 2003 and 2002
       For the Six Months Ended June 30, 2003 and 2002
       For the period January 1, 2002 to June 30, 2003

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)             4
       For the Six Months Ended June 30, 2003

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                          5
       For the Six Months Ended June 30, 2003 and 2002
       For the period January 1, 2002 to June 30, 2003

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                   6 - 9

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          10 - 12

   ITEM 3 - CONTROLS AND PROCEDURES                                         12

PART II - OTHER INFORMATION:

   ITEM 1 - LEGAL PROCEEDINGS                                               13

   ITEM 2 - CHANGES IN SECURITIES                                           N/A

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 N/A

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             13

   ITEM 5 - OTHER INFORMATION                                               N/A

   ITEM 6 - REPORTS ON FORM 8-K                                             13

SIGNATURE                                                                   14

EXHIBITS

                                WATERCHEF, INC.
           (A Development-Stage Company Commencing January 1, 2002)

                           CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                              AT JUNE 30, 2003


                                    ASSETS
                                    ------

CURRENT ASSETS:
  Cash                                                             $     15,057
  Prepaid expenses                                                       12,000
  Inventory                                                              26,500
                                                                   ------------
      TOTAL CURRENT ASSETS                                               53,557
                                                                   ------------
OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $4,161                                               21,894
  Security deposits                                                       3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 25,056
                                                                   ------------
      TOTAL ASSETS                                                 $     78,613
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                 $    362,547
  Accrued expenses and other current liabilities                      1,016,228
  Notes payable (including accrued interest of $329,166)              1,013,137
  Common stock to be issued                                           1,316,357
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       3,708,269

LONG-TERM LIABILITIES:
  Loans payable to shareholder (including accrued interest
    of $69,419)                                                         442,200
                                                                   ------------
      TOTAL LIABILITIES                                               4,150,469
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.001 par value; 10,000,000 shares
    authorized; 514,250 shares issued and outstanding                       514
  Common stock - $.001 par value; 90,000,000 shares
    authorized; 89,564,286 shares issued and 89,559,886
    shares outstanding                                                   89,564
  Additional paid-in capital                                         12,919,402
  Subscription receivable                                               (37,300)
  Treasury stock, at cost - 4,400 shares of common stock                 (5,768)
  Accumulated deficit through December 31, 2001                     (14,531,596)
  Deficit accumulated during development stage                       (2,506,672)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                 (4,071,856)
                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $     78,613
                                                                   ============


                  See notes to condensed financial statements.



                                                WATERCHEF, INC.
                           (A Development-Stage Company Commencing January 1, 2002)

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)



                                  For the Three Months Ended       For the Six Months Ended    For the Period
                                          June 30,                         June 30,            January 1, 2002
                                 ----------------------------    ----------------------------     to June 30,
                                     2003            2002            2003            2002            2003
                                 ------------    ------------    ------------    ------------    ------------

SALES                            $       --      $       --      $       --      $     40,000    $     40,000

COST OF SALES                          24,000          26,200          48,000          51,680         294,430
                                 ------------    ------------    ------------    ------------    ------------
GROSS (LOSS) PROFIT                   (24,000)        (26,200)        (48,000)        (11,680)       (254,430)

GENERAL AND ADMINISTRATIVE
  EXPENSES                            238,160         226,989         405,790         368,337       1,194,910

NON-DILUTION AGREEMENT
  TERMINATION COST                   (149,240)        596,958         388,022         596,958         596,958

LOSS ON SETTLEMENT OF DEBT               --           184,250            --           184,250         206,150

INTEREST EXPENSE                       37,745          65,257          75,114         102,625         254,224
                                 ------------    ------------    ------------    ------------    ------------
NET LOSS                             (150,665)     (1,099,654)       (916,926)     (1,263,850)     (2,506,672)

PREFERRED STOCK DIVIDENDS             (35,340)        (27,075)        (66,445)        (54,150)       (181,156)
                                 ------------    ------------    ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON
  STOCK                          $   (186,005)   $ (1,126,729)   $   (983,371)   $ (1,318,000)   $ (2,687,828)
                                 ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                   $      (0.00)   $      (0.01)   $      (0.01)   $      (0.01)
                                 ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED                          89,559,886      88,591,759      89,559,886      87,608,485
                                 ============    ============    ============    ============


                                 See notes to condensed financial statements.

                                                      3



                                        WATERCHEF, INC.
                   (A Development-Stage Company Commencing January 1, 2002)

                       CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                          (UNAUDITED)



                                             Preferred Stock            Common Stock
                                          -----------------------   -----------------------
                                            Shares       Amount       Shares       Amount
                                          ----------   ----------   ----------   ----------

For the Six Months Ended June 30, 2003:
---------------------------------------
Balance - January 1, 2003                    270,500   $      271   89,564,286   $   89,564

Proceeds from sale of preferred stock        162,500          162         --           --

Preferred stock issued for services           81,250           81         --           --

Net loss                                        --           --           --           --
                                          ----------   ----------   ----------   ----------
Balance - June 30, 2003                      514,250   $      514   89,564,286   $   89,564
                                          ==========   ==========   ==========   ==========


                                                       Additional     Stock
                                                        Paid-In    Subscription    Treasury
                                                        Capital     Receivable      Stock
                                                       ----------   ----------    ----------

For the Six Months Ended June 30, 2003:
----------------------------------------

Balance - January 1, 2003                              $12,700,894   $  (37,300)  $   (5,768)

Proceeds from sale of preferred stock                      137,338        --           --

Preferred stock issued for services                         81,170        --           --

Net loss                                                      --          --           --
                                                       -----------   ----------   ----------
Balance - June 30, 2003                                $12,919,402   $  (37,300)  $   (5,768)
                                                       ===========   ==========   ==========


                                                       Accumulated     Deficit
                                                         Deficit     Accumulated
                                                         Through       During        Total
                                                       December 31,  Development  Stockholders'
                                                           2001         Stage      Deficiency
                                                       ------------  -----------  ------------

For the Six Months Ended June 30, 2003:
----------------------------------------

Balance - January 1, 2003                              $(14,531,596) $(1,589,746) $(3,373,681)

Proceeds from sale of preferred stock                          --           --        137,500

Preferred stock issued for services                            --           --         81,251

Net loss                                                       --       (916,926)    (916,926)
                                                       ------------  -----------  -----------
Balance - June 30, 2003                                $(14,531,596) $(2,506,672) $(4,071,856)
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



                                       WATERCHEF, INC.
                  (A Development-Stage Company Commencing January 1, 2002)

                             CONDENSED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                   For the Six Months Ended   For the Period
                                                           June 30,           January 1, 2002
                                                  --------------------------    to June 30,
                                                     2003           2002           2003
                                                  -----------    -----------    -----------

Cash flows from operating activities:
  Net loss                                        $  (916,926)   $(1,263,850)   $(2,506,672)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       926            926          2,779
      Non-cash compensation                            81,250         36,000        117,250
      Non-dilution agreement termination cost         388,022        596,958        596,958
      Loss on settlement of debt                         --          184,250        206,150
      Inventory reserve                                  --             --          159,250
   Changes in assets and liabilities:
     Inventory                                           --           13,250        (26,500)
     Prepaid expenses and other current assets        (12,000)        50,000         44,500
     Accounts payable, accrued expenses
       and interest                                   313,527        100,043        800,632
                                                  -----------    -----------    -----------
        Net cash used IN operating ACTIVITIES        (145,201)      (282,423)      (605,654)
                                                  -----------    -----------    -----------
Cash flows from financing activities:
  Receipt of stock subscription receivable               --             --           30,200
  Proceeds from sale of preferred stock               137,500           --          255,000
  Proceeds from sale of common stock and
    exercise of warrants                                 --          322,000        100,000
  Proceeds from sale of common stock to
    be issued                                            --             --          200,000
                                                  -----------    -----------    -----------
        Net cash provided by financing
          activities                                  137,500        322,000        585,200
                                                  -----------    -----------    -----------
Net change in cash and cash equivalents                (7,701)        39,577        (20,454)

Cash and cash equivalents - Beginning of Period        22,758         35,512         35,511
                                                  -----------    -----------    -----------
Cash and cash equivalents - End of Period         $    15,057    $    75,089    $    15,057
                                                  ===========    ===========    ===========


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

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on May 23, 2003, for the year ended December 31, 2002.

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

The FASB issued SFAS No. 148, "Accounting for Stock - Based Compensation-Transition and disclosure - an amendment of FASB Statement No. 123" that provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provision of this Statement is effective for fiscal years ending after December 15, 2002. As of June 30, 2003, the Company has not issued any stock options.

The Company adopted the above pronouncements during the current year and there was no material effect on the Company's financial statements.

                                WATERCHEF, INC.
           (A Development State Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency of approximately $3,655,000 at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING STANDARDS

The following pronouncements have been issued by the FASB.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or, (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activist or entitled to receive a majority of the entity's residual returns or both. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2002, regardless of when the variable interest entity was established.

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

                                WATERCHEF, INC.
           (A Development State Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 4 - NON-DILUTION AGREEMENT TERMINATION COST

In May 2002, the Company agreed to issue to the Company's President and Chief Executive Officer and to related parties of such an aggregate of 14,923,958 shares of its common stock, in connection with the voluntary surrender of a non-dilution agreement that the President had entered into with the Company in June 1997. These shares are not included in the loss-per-share calculations. Since the issuance of these shares is subject to stockholder approval, the measurement date for purposes of valuation will be established when such stockholder approval has been obtained. Accordingly, the Company is utilizing variable accounting to determine the value of these shares and the related liability is included in common stock to be issued. The value of these shares as of June 30, 2003 is $596,958.

NOTE 5 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented, plus any dilutive common stock equivalents. Common stock equivalents consisting of warrants were not included in the calculation of loss per share for the six months ended June 30, 2003 and 2002 because their inclusion would have been antidilutive. Total shares issuable upon the exercise of warrants and the conversion of preferred stock for the six months ended June 30, 2003 and 2002 were 15,302,575 and 1,666,667, respectively. These shares have been excluded from loss per share calculations as they are antidilutive. In addition, common stock to be issued upon stockholder approval of the increase in the authorized stock of the Company, aggregating 36,711,629 shares are also excluded from loss per share calculations.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company's lease for its administrative facilities located in Glen Head, New York expired in September 2001. The Company has been leasing such facilities since the expiration on a month-to-month basis.

The Company was a defendant in an action, brought by a customer, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regard to the operations prior to sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management and legal counsel believe that the action is without merit. However, due to the costs in defending the Company in such a legal action, Company management opted for a settlement in 2003 as the most cost effective manner to handle this matter. The Company has agreed to pay the customer $27,500 payable over nine months. In the event the Company fails to make their settlement payments, a stipulated judgment of $71,000, less any payment made to such time, would be in effect. The settlement calls for a pledge of preferred stock to serve as collateral. During the six months ended June 30, 2003, $15,500 has been paid.

                                WATERCHEF, INC.
           (A Development State Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 7 - PREFERRED STOCK

In April 2003, management authorized the Company to raise up $550,000 through a private placement by issuing 10% two-year convertible preferred instruments. The preferred, designated as Series F, and providing for one million shares in total, will be convertible into shares of Water Chef's common stock at such time as the stockholders of the corporation approve an increase in the authorized capital stock of the corporation. All dividends are payable in shares of the Company's common stock valued at the then current market price per share, or upon conversion, whichever is earlier. The conversion rate for shares and accrued dividends payable is 40 shares of common for each 1 share of preferred stock and dividends payable, or $0.025 for each share of common stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation.

Cash
----

In February 2003, the Company raised $25,000 through the sale of Series C convertible preferred stock.

In April 2003, the Company raised an additional $25,000 through the sale of Series C convertible preferred stock.

In April 2003, the Company raised $87,500 through the sale of Series F convertible preferred stock.

Services
--------

In January 2003, the Company issued 30,000 shares of its Series C convertible preferred stock for professional services totaling $30,000.

In April 2003, the Company issued an aggregate of 51,250 shares of its Series C convertible preferred stock for professional services totaling $51,251.

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

For the three months ended June 30, 2003 and June 30, 2002, Water Chef reported no revenues. For the six months ended June 30, 2003 and June 30, 2002 Water Chef reported revenues of $0 and $40,000 respectively.

Cost of sales for the three and six-month periods ended June 30, 2003 $24,000 and $48,000 respectively, compared to $26,200 and $51,680 in the three and six months ended June 30, 2002.

Selling, general and administrative expenses for the three months ended June 30, 2003 were $238,160, compared to $226,989 for the year earlier period, an increase of 5%; and $405,790 for the six months ended June 30, 2003 compared to $368,337 for the six months ended June 30, 2002, an increase of 10%, primarily due to higher marketing costs.

The net loss for the three and six months period ended June 30, 2003 was $150,665 and $916,926 compared to $1,099,654 and $1,263,850 in the three and six months period ended June 30, 2002.
                                       10

Liquidity and Capital Resources
-------------------------------

At June 30, 2003 the Company had a working capital deficiency of approximately $3,655,000. In addition the Company continues to suffer recurring losses. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

During the six months ended June 30, 2003 the Company raised $137,500 from the sale of preferred stock.

We are of the opinion that cash on hand will not be sufficient to meet future cash requirements. It will be necessary for the Company to raise capital through the sale of stock or other financing means until the Company has the ability to generate productive sales. There can be no assurance of the Company's success in its efforts.

Settlements
-----------

In second quarter 2002 the Company reached a negotiated settlement in an action brought by certain debenture holders (the "Bridge Lenders") in New Hampshire Superior Court. The Company and the Bridge Lenders settled this dispute for a total $497,500 payable in shares of the Company's common stock. The number of shares of common stock to be paid was determined by dividing $497,500 by the average daily trading price of WaterChef common over a thirty (30)-day measurement period. Due to these requirements the Company is obligated to issue 17,037,671 shares of common stock. The total authorized common stock of the Company does not provide a sufficient number of authorized but unissued shares to fulfill the terms of the settlement agreement. As such the Company has recorded these 17,037,671 shares to be issued as a liability in common stock to be issued for $497,500 as of June 30, 2003.

In addition to the above settlement with Bridge Lenders who participated in the legal action, the Company settled its obligation with those Bridge Lenders who did not participate in the legal action. These lenders had total debentures of $75,000, plus accrued interest of $9,850 for a total of $84,850 as of the settlement date. In conjunction with the above settlement, the Company settled these remaining debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $21,900. As of June 30, 2003 the 750,000 shares have not been issued as the Company does not currently have a sufficient number of authorized and unissued shares to complete the settlement and has recorded these 750,000 shares to be issued as a liability in common stock to be issued for $21,900 as of June 30, 2003.

During 2002 the Company agreed to issue stock for the voluntary surrender by the Company's President and CEO of his anti-dilution agreement. Such cost is expected to be satisfied by the issuance of 14,923,958 shares of the Company's common stock, upon approval by the Company's shareholders of the proposed increase in the authorized common stock of the Company. As such the Company has recorded these 14,923,958 shares to be issued as a liability in common stock to be issued for $ 596,957 as of June 30, 2003.

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

PART 11 -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company was a defendant in an action, brought by a customer, relating to a series of contracts the Company entered into. These contracts were with the Company's discontinued water cooler and consumer filter operation. These segments were sold in December, 2001, however legal actions with regard to these operations prior to the sale remain the Company's responsibility. The customer claimed breach of contract, maintaining that the Company shipped goods that did not meet the customer's specification. The customer sought damages in the form of lost opportunity and lost business profits. A negotiated settlement was reached calling for payment by WaterChef of $27,500, with payment of $3,500 in February and $3,000 per month payable for eight consecutive months thereafter. During the six months ended June 30, 2003 $15,500 has been paid.

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

         None.

ITEM 3 - DEFAULT ON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

A preliminary Proxy for the purpose of increasing the authorized common stock of the Corporation was submitted to the SEC, whose questions and comments have been addressed and resubmitted. Upon approval by the SEC, the proxy will be mailed to the shareholders and a vote by the shareholders will be scheduled.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit

31 - Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32 - Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WaterChef, Inc.

July 14, 2003                               /s/  David A. Conway
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