Form 10KSB/A
period 2001-12-31
WATER CHEF INC
filed 2003-11-17
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1
                                   (Mark One)

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

                         Commission file number: 0-30544

                                    WATERCHEF
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


          Delaware                                               86-0515678
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             1007 Glen Cove Avenue
                               Glen Head, NY 11545
                     --------------------------------------
                    (Address of principal executive offices)

                                  (516)656-0059
                            -------------------------
                           (Issuer's telephone number)


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

                                    YES     NO  X
                                       -----  -----

The issuer's net sales for the most recent fiscal year were $34,750.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 10, 2002 was approximately $ 7,000,000.

As of April 10, 2002, the Registrant had 86,614,286 shares of its Common Stock, $0.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's definitive Proxy Statement to be issued in connection with the 2001 annual meeting of stockholders are incorporated by reference into Part III

                                EXPLANATORY NOTE




     This report is being flied to include the certification required by Item 13a-l4 of the Securities Exchange Act of 1934, as amended, which was not included as part of the Form 10-KSB/A for the fiscal year ended December 31, 2001 that was filed with the Commission on February 26, 2003. The information in this report and the report filed on February 26, 2003 was subsequently amended in the Form 10-KSB for the fiscal year ended December 31, 2002 that was filed with the Commission on May 23, 2003. The information set forth in the Form l0-KSB for the fiscal year ended December 31, 2002, supersedes the information set forth in this report. As such, this report should not be relied upon. Instead, persons seeking information about Water Chef, Inc., including, but not limited to, its financial statements for the fiscal year ended December 31 2001 should read the Form 10-KSB for the fiscal year ended December 31, 2002 that was filed with the Commission on May 23, 2003.

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

Background

The Company was originally incorporated under Arizona law in 1985 and merged into a Delaware corporation in 1987. In 1993 the Company, then known as Auto Swap, U.S.A., entered into a reverse merger with WaterChef, Inc., a Nevada corporation that manufactured and marketed water coolers and filters. The financial statements prior to June 4, 1993 are those of WaterChef (Nevada), which is considered to be the Predecessor Company.

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

b. Inlet pump- self- priming pump that maintains water pressure at 40psi throughout the system.

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

g. Post-depth media filter- a redundant feature that adds additional filtering by removing remaining metals, organics and inorganics. A pressure gauge on the front panel will indicate when additional back-washing is necessary to maintain optimum performance.

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

k. Bottle washing stations-incorporated on the outside of the unit for easy access in order to effectively clean bottles used to carry water treated at the site.

l. Dispensing stations-four individual dispensing lines, each with flow adjusting valves to help regulate a smooth, steady flow of water into the clean bottles.

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

While there are many excellent water purification systems, management believes that the PureSafe is a unique product, which specifically addresses the water needs of those environs, which are highly unlikely to enjoy access to municipal water. The Company has produced a turnkey solution that produces pure water to meet U.S. EPA standards. This is a far different market than that addressed by the industry today that has concentrated on the multi-billion dollar municipal water treatment sector or the equally large residential sector. The municipal solution requires significant investment for infrastructure development (building a plant and laying pipe), and products for residential markets do not meet the needs of the underdeveloped nations of the world.

Management does recognize that its potential competitors have far more resources, and that being first in the marketplace is no assurance of success. It must be assumed that others are working on systems that, if successfully brought to market, could seriously impact the viability of the Company.

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





                                            /s/  Feldman Sherb & Co., P.C.
                                            ---------------------------------
                                                 Feldman Sherb & Co., P.C.
                                                 Certified Public Accountants


New York, New York
April 12, 2002



                                         WATER CHEF INC.

                                          BALANCE SHEET

                                        DECEMBER 31, 2001




                                             ASSETS
CURRENT ASSETS:
     Cash                                                                          $     33,797
     Inventories                                                                        159,250
     Prepaid expenses and other current assets                                           59,662
                                                                                   ------------
        TOTAL CURRENT ASSETS                                                            252,709

PATENTS AND TRADEMARKS (net of
     accumulated amortization of $1,198)                                                 24,673
                                                                                   ------------

                                                                                   $    277,382
                                                                                   ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                              $    407,195
     Accrued expenses and other current liabilities                                     404,790
     Notes payable (including accrued interest of $156,308)                           1,214,031
     Preferred dividends payable                                                        666,106
                                                                                   ------------
        TOTAL CURRENT LIABILITIES                                                     2,692,122
                                                                                   ------------

LONG-TERM LIABILITIES:
     Loans payable to shareholder (including accrued interest of $33,617)               406,398
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value;
        10,000,000 shares authorized;
        145,500 shares issued and outstanding, (liquidation preference $990,000)            146
     Common stock, $.001 par value;
        90,000,000 shares authorized;
        86,614,286 shares issued and outstanding                                         86,614
     Additional paid in capital                                                      10,049,884
     Stock subscription receivable                                                      (67,500)
     Treasury stock, 4,400 common shares, at cost                                        (5,768)
     Accumulated deficit                                                            (12,884,514)
                                                                                   ------------
        TOTAL STOCKHOLDERS'  DEFICIT                                                 (2,821,138)
                                                                                   ------------

                                                                                   $    277,382
                                                                                   ============


See notes to financial statements.

                                               F-2



                                      WATER CHEF, INC.

                                  STATEMENTS OF OPERATIONS



                                                                 Year Ended December 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
Sales                                                         $     34,750    $       --
                                                              ------------    ------------

Costs and Expenses:
     Cost of sales                                                  28,000            --
     Selling, general and administrative                           804,230       1,337,961
     Research and development                                      212,500          33,815
     Interest expense                                              217,830          85,499
     Loss contingency                                              242,035            --
                                                              ------------    ------------
                                                                 1,504,595       1,457,275
                                                              ------------    ------------

Loss from continuing operations                                 (1,469,845)     (1,457,275)
                                                              ------------    ------------

Discontinued operations:
     Loss from discontinued operations                             (40,412)       (126,679)
     Gain on disposal of discontinued operations                    38,791            --
                                                              ------------    ------------
Loss from discontinued operations, net                              (1,621)       (126,679)
                                                              ------------    ------------

Loss before extraordinary items                                 (1,471,466)     (1,583,954)

     Extraordinary item - gain on early
         extinguishment of debt                                    213,747       2,236,606
                                                              ------------    ------------

Net (loss) income                                               (1,257,719)        652,652

Preferred stock dividends                                         (108,300)       (108,300)
                                                              ------------    ------------

Net (loss) income applicable to
     common stock                                             $ (1,366,019)   $    544,352
                                                              ============    ============

Basic and Diluted (Loss) Income Per Common Share:
     Continuing operations                                    $      (0.02)   $      (0.03)
     Discontinued operations                                          --              --
     Extraordinary gain                                               --              0.04
                                                              ------------    ------------
                                                              $      (0.02)   $       0.01
                                                              ============    ============

Weighted Average Common Shares Outstanding -
     Basic and Diluted                                          80,657,519      55,044,957
                                                              ============    ============


See notes to financial statements.

                                             F-3



                                      WATER CHEF, INC.

                             STATEMENT OF STOCKHOLDERS' DEFICIT



                                         Preferred Stock                Common Stock
                                   ---------------------------   ---------------------------
                                      Shares         Amount         Shares         Amount
                                   ------------   ------------   ------------   ------------

BALANCE - DECEMBER 31, 1999           8,082,166   $      8,082     35,254,181   $     35,254

 Shares issued for:
  Cash                                     --             --       10,543,330         10,543
  Services                                 --             --        2,564,836          2,565
  Non dilution agreement                   --             --        8,931,390          8,932
  Conversion of debt                       --             --        3,614,550          3,615
  Exercise of Class "B" Warrants           --             --          333,334            333
  Exchange of Preferred shares
    for Common shares                 7,936,666          7,936      7,936,666          7,936
  Preferred stock dividend                 --             --             --             --
  Net Income                               --             --             --             --
                                   ------------   ------------   ------------   ------------

BALANCE - DECEMBER 31, 2000             145,500            146     69,178,287         69,178

 Shares issued for:
  Cash                                     --             --       13,413,749         13,414
  Services                                 --             --        1,680,000          1,680
  Debt                                     --             --          600,000            600
  Conversion of debt                       --             --          710,000            710
  Receivable                               --             --        1,032,250          1,032
  Preferred stock dividend                 --             --             --             --
  Net loss                                 --             --             --             --
                                   ------------   ------------   ------------   ------------

BALANCE - DECEMBER 31, 2001             145,500   $        146     86,614,286   $     86,614
                                   ============   ============   ============   ============

                                            F-4



                                                WATER CHEF, INC.

                                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                                  (CONTINUED)



                                                  Stock                                             Total
                                    Additional    Sub-                              Accum-          Stock-
                                     Paid-in      scription        Treasury         ulated          holders'
                                     Capital      Receivable         Stock          Deficit         Deficit
                                   ------------   ------------    ------------    ------------    ------------

BALANCE - DECEMBER 31, 1999        $  7,266,138   $       --      $     (5,768)   $(12,062,847)     (4,759,141)

 Shares issued for:
  Cash                                  452,457           --              --              --           463,000
  Services                              583,935           --              --              --           586,500
  Non dilution agreement                142,902           --              --              --           151,834
  Conversion of debt                    571,183           --              --              --           574,798
  Exercise of Class "B" Warrants         49,667           --              --              --            50,000
  Exchange of Preferred shares
    for Common shares                      --             --              --              --              --
  Preferred stock dividend                 --             --              --          (108,300)       (108,300)
  Net Income                               --             --              --           652,652         652,652
                                   ------------   ------------    ------------    ------------    ------------

BALANCE - DECEMBER 31, 2000           9,066,282           --            (5,768)     11,518,495)     (2,388,657)

 Shares issued for:
  Cash                                  598,979           --              --              --           612,393
  Services                              174,570           --              --              --           176,250
  Debt                                   85,700           --              --              --            86,300
  Conversion of debt                     57,885           --              --              --            58,595
  Receivable                             66,468        (67,500)           --              --              --
  Preferred stock dividend                 --             --              --          (108,300)       (108,300)
  Net loss                                 --             --              --        (1,257,719)     (1,257,719)
                                   ------------   ------------    ------------    ------------    ------------

BALANCE - DECEMBER 31, 2001        $ 10,049,884   $    (67,500)   $     (5,768)   $(12,884,514)   $ (2,821,138)
                                   ============   ============    ============    ============    ============


See notes to financial statements.

                                                   F-4(Con't)



                                 WATER CHEF INC.

                            STATEMENTS OF CASH FLOWS



                                                                   Years Ended December 31,
                                                                  --------------------------
                                                                     2001           2000
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                             $(1,257,719)   $   652,652
       Adjustments to reconcile net (loss) income to
         net cash used in operating activities
            Loss from discontinued operations                          40,412        126,679
            Extraordinary item - gain on early  extingiuishment
               of debt  from discontinued operations                 (213,747)    (2,236,606)
            Gain on disposal of discontinued operations               (38,791)          --
            Depreciation and amortization                               1,264          9,319
            Non-cash compensation                                     176,250        738,334
            Amortization of debt discount                              74,000           --
            Common stock issued for non-payment
               of note and interest payable                            12,300           --
       Change in assets and liabilities
         Cash held in escrow                                             --          161,988
         Inventories                                                 (159,250)          --
         Other current assets                                         (49,717)        (9,945)
         Accounts payable and accrued expenses                        585,928        185,012
                                                                  -----------    -----------
       Net cash used in continuing operations                        (829,070)      (372,567)
       Net cash used in discontinued operations                      (307,574)      (136,354)
                                                                  -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                              (1,136,644)      (508,921)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                   (551)          (405)
    Purchase of patents                                               (24,500)          --
                                                                  -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (25,051)          (405)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                       450,000        150,000
    Repayment of note payable                                         (25,000)          --
    Proceeds from sale of common stock and exercise of warrants       612,392        513,000
                                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,037,392        663,000
                                                                  -----------    -----------

NET (DECREASE) INCREASE IN CASH                                      (124,303)       153,674

CASH AT BEGINNING OF YEAR                                             158,100          4,426

                                                                  -----------    -----------
CASH AT END OF YEAR                                               $    33,797        158,100
                                                                  ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                                   $      --      $      --
                                                                  ===========    ===========
       Income taxes                                               $      --      $      --
                                                                  ===========    ===========

    Non-cash financing and investing activities:
       Common stock issued for debt                               $    48,994    $      --
                                                                  ===========    ===========
       Common stock issued for debt - discontinued operations     $     9,600    $   574,798
                                                                  ===========    ===========
       Common stock issued with debt                              $    74,000    $      --
                                                                  ===========    ===========
       Accounts payable converted to note payable                 $    20,000    $      --
                                                                  ===========    ===========


See notes to financial statements.

                                             F-5

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
                                                              ===============



Loss from discontinued operations consists of the following:



                                                        Year ended December 31,
                                                       ------------------------
                                                         2001           2000
                                                       ---------      ---------
Net sales                                              $ 152,040      $ 257,197
                                                       ---------      ---------

Cost of sales                                            (84,029)      (169,163)
Selling, general and administrative expenses            (108,423)      (105,625)
Write-down of investment in joint venture                   --          (52,184)
Inventory write-down                                        --          (56,904)
Gain on disposal of discontinued operations               38,791           --
                                                       ---------      ---------
                                                        (153,661)      (383,876)
                                                       ---------      ---------

Loss from discontinued operations                      $  (1,621)     $(126,679)
                                                       =========      =========

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

c. Debt -

In April 2001, the Company, in connection the issuance of a $400,000 promissory note payable, was required to issue 500,000 shares of its common stock to the note holder. The Company has recorded a debt discount of $74,000 for such shares. In September 2001, the Company was to have repaid this note payable, which did not occur. As a penalty for such non- payment, the Company was required to issue 100,000 additional shares of common stock. The Company has recorded a $12,000 charge for these shares.

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

                                      F-14



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

                                      F-15

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


                                    Number of Shares
Name and Address of                  of Voting Stock               Percentage of
Beneficial Owner of Shares        Beneficially Owned (1)           Total Voting
--------------------------        ----------------------           -------------
David A. Conway (2) (3)                 19,201,390                      22.2%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Martin Clare                               499,999                        --
Civilization Communications Inc.
W. Hawthorne
Valley Stream, NY

Richard P. Farkas (4)                      250,000                        --
IMC
33 Baruch Dr.
Long Branch, NJ  07740

Rudolf W. Schindler                      2,300,000                       2.7%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Marshall S. Sterman                        250,000                        --
The Mayflower Group
68 Phillips Beach Road
Swampscott, MA 01907

All executive officers and
Directors as a Group (5)                22,501,289                      26.0%
                                        =====================================

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

4.1 Certificate of Designation of Series A Preferred Stock of Water Chef, Inc.

4.2 Certificate of Designation of Series C Preferred Stock of Water Chef, Inc.

4.3  Certificate of Designation of Series D Preferred Stock of Water Chef, Inc.

4.4  Series B Warrant to Purchase Common Stock

4.5  Subordinated Debentures

10.1 Settlement Agreement

10.2 Subdistribution Agreement

31 Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WATER CHEF, INC.





February 26, 2003                             /s/  David A. Conway
                                              --------------------------------
Date:                                              David A. Conway
                                                   President,
                                                   Chief Executive Officer
                                                   (Principal Operating Officer)