Form 10QSB
period 2003-09-30
WATER CHEF INC
filed 2003-11-19
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                                 Form 10-QSB

                                  (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                      OUTSTANDING AS OF November 17, 2003

           Class                                                      Common
           -----                                                      ------
Par value $0.001 per share                                          89,559,886

                                 WATERCHEF, INC.

                                    INDEX




PART I - FINANCIAL INFORMATION:                                            Page
                                                                           ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                    2
       At September 30, 2003

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                         3
       For the Nine Months Ended September 30, 2003 and 2002
       For the Three Months Ended September 30, 2003 and 2002
       For the Period January 1, 2002 to September 30, 2003

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)          4 - 5
       For the Nine Months Ended September 30, 2003

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                         6
       For the Nine Months Ended September 30, 2003 and 2002
       For the Period January 1, 2002 to September 30, 2003

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                  7 - 10

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           11 -13

   ITEM 3 - CONTROLS AND PROCEDURES                                         13

PART II - OTHER INFORMATION:

   ITEM 1 - LEGAL PROCEEDINGS                                               14

   ITEM 2 - CHANGES IN SECURITIES                                           14

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 N/A

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

   ITEM 5 - OTHER INFORMATION                                               N/A

   ITEM 6 - REPORTS ON FORM 8-K                                             14


SIGNATURE                                                                   15


INDEX OF EXHIBITS                                                           16
                                       i

                                WATERCHEF, INC.
           (A Development-Stage Company Commencing January 1, 2002)

                           CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                              AT SEPTEMBER 30, 2003


                                   ASSETS
                                   ------


CURRENT ASSETS:
  Cash                                                             $     29,335
  Prepaid expenses                                                        6,000
  Inventory                                                              26,500
                                                                   ------------
      TOTAL CURRENT ASSETS                                               61,835
                                                                   ------------
OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $4,625                                               21,430
  Security deposits                                                       3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 24,592
                                                                   ------------
      TOTAL ASSETS                                                 $     86,427
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------


CURRENT LIABILITIES:

  Accounts payable                                                 $    269,413
  Accrued expenses and other current liabilities                      1,073,478
  Notes payable (including accrued interest of $361,505)              1,044,727
  Common stock to be issued                                           2,361,034

                                                                   ------------

      TOTAL CURRENT LIABILITIES                                       4,748,652


LONG-TERM LIABILITIES:
  Loans payable to shareholder (including accrued interest
    of $75,386)                                                         448,167
                                                                   ------------

      TOTAL LIABILITIES                                               5,196,819
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.001 par value; 10,000,000 shares
    authorized; 719,441 shares issued and outstanding                       719
  Common stock - $.001 par value; 90,000,000 shares
    authorized; 89,564,286 shares issued and 89,559,886
    shares outstanding                                                   89,564
  Additional paid-in capital                                         13,189,739
  Subscription receivable                                               (21,800)
  Treasury stock, at cost - 4,400 shares of common stock                 (5,768)
  Accumulated deficit through December 31, 2001                     (14,531,596)
  Deficit accumulated during development stage                       (3,831,250)
                                                                   ------------

      TOTAL STOCKHOLDERS' DEFICIENCY                                 (5,110,392)

                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $     86,427
                                                                   ============


                  See notes to condensed financial statements.



                                                    WATERCHEF, INC.
                               (A Development-Stage Company Commencing January 1, 2002)

                                          CONDENSED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)



                                      For the Three Months Ended       For the Nine Months Ended      For the Period
                                             September 30,                    September 30,           January 1, 2002
                                     ----------------------------    ----------------------------     to September 30,
                                         2003            2002            2003            2002              2003
                                     ------------    ------------    ------------    ------------       ------------
SALES                                $         --      $       --      $       --      $   40,000       $     40,000

COST OF SALES                              24,000          12,000          72,000          63,680            318,430
                                     ------------    ------------    ------------    ------------       ------------
GROSS (LOSS) PROFIT                       (24,000)        (12,000)        (72,000)        (23,680)          (278,430)

GENERAL AND ADMINISTRATIVE
  EXPENSES                                216,094         150,460         621,884         518,797          1,411,004

NON-DILUTION AGREEMENT
  TERMINATION COST                      1,044,677        (149,240)      1,432,699         447,718          1,641,635

LOSS ON SETTLEMENT OF DEBT                     --          21,900            --           206,150            206,150

INTEREST EXPENSE                           39,807          37,868         114,921         140,493            294,031
                                     ------------    ------------    ------------    ------------       ------------
NET LOSS                               (1,324,578)        (72,988)     (2,241,504)     (1,336,838)        (3,831,250)

PREFERRED STOCK DIVIDENDS                 (39,912)        (27,075)       (106,357)        (81,225)          (220,799)
                                     ------------    ------------    ------------    ------------       ------------
NET LOSS APPLICABLE TO COMMON
  STOCK                              $ (1,364,490)   $   (100,063)   $ (2,347,861)   $ (1,418,063)      $ (4,052,049)
                                     ============    ============    ============    ============       ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                       $      (0.02)   $      (0.00)   $      (0.03)   $      (0.02)
                                     ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED                              89,559,886      89,559,886      89,559,886      88,372,478
                                     ============    ============    ============    ============


                                     See notes to condensed financial statements.

                                                           3



                                          WATERCHEF, INC.
                     (A Development-Stage Company Commencing January 1, 2002)

                         CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            (UNAUDITED)



                                                   Preferred Stock            Common Stock
                                                -----------------------   -----------------------
                                                  Shares       Amount       Shares       Amount
                                                ----------   ----------   ----------   ----------
For the Nine Months Ended September 30, 2003:
---------------------------------------------

Balance - January 1, 2003                          270,500   $      271   89,564,286   $   89,564

Proceeds from sale of preferred stock

  ($0.50 Per share)                                 75,000           75           --           --
  ($1.00 Per share)                                150,000          150           --           --
  ($1.80 Per share)                                 11,125           10           --           --
  ($1.92 Per share)                                    781            1           --           --
  ($2.00 Per share)                                 52,500           53           --           --
  ($2.40 Per share)                                 11,250           11           --           --

Preferred stock issued for services

  ($1.00 Per share)                                148,285          148           --           --
Collection of subscription receivable                   --           --           --           --


Net loss                                                --           --           --           --
                                                ----------   ----------   ----------   ----------
Balance - September 30, 2003                       719,441   $      719   89,564,286   $   89,564
                                                ==========   ==========   ==========   ==========


                                                             Additional     Stock
                                                              Paid-In    Subscription   Treasury
                                                              Capital     Receivable     Stock
                                                             ----------   ----------   ---------
For the Nine Months Ended September 30, 2003:
--------------------------------------------

Balance - January 1, 2003                                   $12,700,894   $  (37,300)  $  (5,768)

Proceeds from sale of preferred stock

  ($0.50 Per share)                                              37,425           --          --
  ($1.00 Per share)                                             149,850           --          --
  ($1.80 Per share)                                              20,000           --          --
  ($1.92 Per share)                                               1,497           --          --
  ($2.00 Per share)                                             104,947           --          --
  ($2.40 Per share)                                              26,989           --          --

Preferred stock issued for services

  ($1.00 Per share)                                             148,137           --          --
Collection of subscription receivable                               --        15,500          --


Net loss                                                            --            --          --
                                                            -----------    ----------   ---------
Balance - September 30, 2003                                $13,189,739    $ (21,800)   $ (5,768)
                                                            ===========    ==========   =========


                           See notes to condensed financial statements.

                                                 4



                                          WATERCHEF, INC.
                     (A Development-Stage Company Commencing January 1, 2002)

                         CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            (UNAUDITED)



                                                         Accumulated    Deficit
                                                           Deficit    Accumulated
                                                           Through       During        Total
                                                         December 31, Development   Stockholders'
                                                            2001         Stage       Deficiency
                                                         -----------  ------------  ------------
For the Nine Months Ended September 30, 2003:
---------------------------------------------

Balance - January 1, 2003                               $(14,531,596) $ (1,589,746) $ (3,373,681)

Proceeds from sale of preferred stock

  ($0.50 Per share)                                               --            --        37,500
  ($1.00 Per share)                                               --            --       150,000
  ($1.80 Per share)                                               --            --        20,010
  ($1.92 Per share)                                               --            --         1,498
  ($2.00 Per share)                                               --            --       105,000
  ($2.40 Per share)                                               --            --        27,000

Preferred stock issued for services

  ($1.00 Per share)                                               --            --       148,285
Collection of subscription receivable                             --            --        15,500

Net loss                                                          --    (2,241,504)   (2,241,504)

                                                        ------------   -----------   -----------
Balance - September 30, 2003                            $(14,531,596)  $(3,831,250)  $(5,110,392)
                                                        ============   ===========   ===========


                           See notes to condensed financial statements.

                                                 5



                                          WATERCHEF, INC.
                     (A Development-Stage Company Commencing January 1, 2002)

                                CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)



                                                      For the Nine Months Ended   For the Period
                                                          September 30,           January 1, 2002
                                                      -------------------------     to June 30,
                                                         2003           2002           2003
                                                      -----------   -----------   ---------------

Cash flows from operating activities:


  Net loss                                            $(2,241,504)  $(1,336,838)    $(3,831,250)
  Adjustments to reconcile net loss to net cash

    used in operating activities:
      Amortization                                          1,390         1,389           3,243
      Non-cash compensation                               148,283        36,000         184,283
      Non-dilution agreement termination cost           1,432,699       447,718       1,641,635
      Loss on settlement of debt                               --       206,150         206,150
      Inventory reserve                                        --            --         159,250
   Changes in assets and liabilities:
     Inventory                                                 --       (26,250)        (26,500)
     Prepaid expenses and other current assets             (6,000)       56,500          50,500
     Accounts payable, accrued expenses

       and interest                                       315,199       299,575         802,303

                                                      -----------   -----------     -----------
        Net cash used IN operating ACTIVITIES            (349,933)     (315,756)       (810,386)
                                                      -----------   -----------     -----------
Cash flows from financing activities:
  Receipt of stock subscription receivable                 15,500        22,000          45,700
  Proceeds from sale of preferred stock                   341,010            --         458,510
  Proceeds from sale of common stock                           --       100,000         100,000
  Proceeds from sale of common stock to
    be issued                                                  --       200,000         200,000
                                                      -----------   -----------     -----------
        Net cash provided by financing
          activities                                      356,510       322,000         804,210
                                                      -----------   -----------     -----------
Net change in cash and cash equivalents                     6,577         6,244          (6,176)

Cash and cash equivalents - Beginning of Period            22,758        35,511          35,511
                                                      -----------   -----------     -----------
Cash and cash equivalents - End of Period             $    29,335   $    41,755     $    29,335
                                                      ===========   ===========     ===========


                           See notes to condensed financial statements.

                                                 6

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


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICES


The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on May 23, 2003, for the year ended December 31, 2002.


The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosures requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for our first quarter ending March 31, 2003. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002.

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


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.


The Company adopted the above pronouncements during the current year and there was no material effect on the Company's financial statements.

                                WATERCHEF, INC.
           (A Development State Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency of approximately $4,687,000 at September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING STANDARDS

The following pronouncements have been issued by the FASB.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS
133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.SFAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's financial statements.


NOTE 5 - NON-DILUTION AGREEMENT TERMINATION COST

In May 2002, the Company agreed to issue to the Company's President and Chief Executive Officer and to related parties of such an aggregate of 14,923,958 shares of its common stock, in connection with the voluntary surrender of a non-dilution agreement that the President had entered into with the Company in June 1997. These shares are not included in the loss-per-share calculations. Since the issuance of these shares is subject to stockholder approval, the measurement date for purposes of valuation will be established when such stockholder approval has been obtained. Accordingly, the Company is utilizing variable accounting to determine the value of these shares and the related liability is included in common stock to be issued. The value of these shares as of September 30, 2003 is $1,641,635.

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

Diluted net income per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented, plus any dilutive common stock equivalents. Common stock equivalents consisting of warrants were not included in the calculation of loss per share for the nine months ended September 30, 2003 and 2002 because their inclusion would have been antidilutive. Total shares issuable upon the exercise of warrants and the conversion of preferred stock for the nine months ended September 30, 2003 and 2002 were 24,982,154 and 1,666,667, respectively. These shares have been excluded from loss per share calculations as they are antidilutive. In addition, common stock to be issued upon stockholder approval of the increase in the authorized stock of the Company, aggregating 36,711,629 shares are also excluded from the loss per share calculations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company's lease for its administrative facilities located in Glen Head, New York expired in September 2001. The Company has been leasing such facilities since the expiration on a month-to-month basis.

The Company was a defendant in an action, brought by a customer on June 6, 2001, relating to a series of contracts that the Company entered into. These contracts were with the Company's discontinued water cooler and filter operation. Such operations were sold in November 2001, however legal actions with regard to the operations prior to sale, remain the Company's responsibility. The customer claims that the Company breached these contracts by shipping certain goods that did not conform to the contract. Most of the damages that the customer seeks consist of lost business profits. Company management and legal counsel believe that the action is without merit. However, due to the costs in defending the Company in such a legal action, Company management agreed to a settlement in 2003 as the most cost effective manner to handle this matter. The Company has agreed to pay the customer $27,500 payable over nine months. In the event the Company fails to make their settlement payments, a stipulated judgment of $71,000, less any payment made to such time, would be in effect. The settlement calls for a pledge of preferred stock to serve as collateral. During the nine months ended September 30, 2003, $24,500 has been paid.

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


NOTE 8 - PREFERRED STOCK


In April 2003, management authorized the Company to raise up to $550,000 through a private placement by issuing 10% two-year convertible preferred instruments. The preferred, designated as Series F, and providing for one million shares in total, will be convertible into shares of Water Chef's common stock at such time as the stockholders of the corporation approve an increase in the authorized capital stock of the corporation. All dividends are payable in shares of the Company's common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier. The conversion rate for shares and accrued dividends payable is 40 shares of common for each 1 share of preferred stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation.

                                WATERCHEF, INC.
           (A Development State Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 8 - PREFERRED STOCK (Continued)

Although there was a discount upon the issuance of the preferred stock, in accordance with Emerging Issue Task Force ("EITF") 98-5, a security is not yet convertible if certain contingencies exist which are dependent upon the occurrence of a future event outside the control of the security holder. In this case, the shares can only be converted into common stock after the stockholders of the Company approve an increase in the authorized capital stock of the corporation. In accordance with EITF 98-5, any beneficial conversion (discount) feature is measured at the commitment date, but will not be recognized as an adjustment to earnings until the contingency is resolved,(the date the increase in shares are approved). As of September 30, 2003, the deferred contingent beneficial conversion adjustment was approximately $427,000.

Cash
----

In April 2003, the Company raised $25,000 through the sale of shares Series C convertible preferred stock.

In April 2003, the Company raised $87,500 through the sale of shares Series F convertible preferred stock.

In July 2003 and August 2003, the Company raised an additional $75,000 and $153,500, respectively through the sale of shares Series F convertible preferred stock.


Services
--------

In January 2003, the Company issued 30,000 shares of its Series C convertible preferred stock for professional services totaling $30,000.


In April 2003, the Company issued an aggregate of 51,250 shares of its Series C convertible preferred stock for professional services totaling $51,250.

In August 2003 and September 2003, the Company issued an aggregate of 67,035 shares of its Series F convertible preferred stock for professional services totaling $67,035.

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

For the three months ended September 30, 2003 and September 30, 2002, Water Chef reported no revenues. For the nine months ended September 30, 2003 and September 30, 2002 Water Chef reported revenues of $0 and $40,000 respectively.


Cost of sales for the three and nine-month periods ended September 30, 2003 was $24,000 and $72,000 respectively, compared to $12,000 and $63,680 in the three and nine months ended September 30, 2002. The increase is due to rent and overhead payments made to the contract manufacturer due to the absence of production orders. An analysis of the components of cost of sales in the 2001 and 2002 periods follows:

     Cost of Sales       Actual         Rent and Overhead
        Period            CGS       Payments to Manufacturer       Total

       09/30/03         $  -               $ 72,000               $ 72,000

       09/30/02          37,450              26,230                 63,680


Selling, general and administrative expenses for the three months ended September 30, 2003 were $216,094, compared to $150,460 for the year earlier period, an increase of 4%; and $621,884 for the nine months ended September 30, 2003 compared to $518,797 for the nine months ended September 30, 2002, an increase of 19%, primarily due to higher marketing costs.


The net loss for the three and nine months period ended September 30, 2003 was $1,324,578 and $2,241,504 compared to $72,988 and $1,336,838 in the three and nine months period ended September 30, 2002.

Liquidity and Capital Resources
----------------------------

At September 30, 2003 the Company had a working capital deficiency of approximately $4,687,000. In addition the Company continues to suffer recurring losses. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

During the nine months ended September 30, 2003 the Company raised $341,010 from the sale of preferred stock.

We are of the opinion that cash on hand will not be sufficient to meet future cash requirements. It will be necessary for the Company to raise capital through the sale of stock or other financing means until the Company has the ability to generate productive sales. There can be no assurance of the Company's success in its efforts.

Settlements
-----------

In second quarter 2002 the Company reached a negotiated settlement in an action brought by certain debenture holders (the "Bridge Lenders") in New Hampshire Superior Court. The Company and the Bridge Lenders settled this dispute for a total $497,500 payable in shares of the Company's common stock. The number of shares of common stock to be paid was determined by dividing $497,500 by the average daily trading price of WaterChef common over a thirty (30)-day measurement period. Due to these requirements the Company is obligated to issue 17,037,671 shares of common stock. The total authorized common stock of the Company does not provide a sufficient number of authorized but unissued shares to fulfill the terms of the settlement agreement. As such the Company has recorded these 17,037,671 shares to be issued as a liability in common stock to be issued for $497,500 as of September 30, 2003.

In addition to the above settlement with Bridge Lenders who participated in the legal action, the Company settled its obligation with those Bridge Lenders who did not participate in the legal action. These lenders had total debentures of $75,000, plus accrued interest of $9,850 for a total of $84,850 as of the settlement date. In conjunction with the above settlement, the Company settled these remaining debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $21,900. As of September 30, 2003 the 750,000 shares have not been issued as the Company does not currently have a sufficient number of authorized and unissued shares to complete the settlement and has recorded these 750,000 shares to be issued as a liability in common stock to be issued for $21,900 as of September 30, 2003.

During 2002 the Company agreed to issue stock for the voluntary surrender by the Company's President and CEO of his anti-dilution agreement. Such cost is expected to be satisfied by the issuance of 14,923,958 shares of the Company's common stock, upon approval by the Company's shareholders of the proposed increase in the authorized common stock of the Company. As such the Company has recorded these 14,923,958 shares to be issued as a liability in common stock to be issued for $1,641,634 as of September30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS
133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's financial statements.

ITEM 3 - CONTROLS AND PROCEDURES


Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of the date of the filing of this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II -  OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company was a defendant in an action, brought by a customer, relating to a series of contracts the Company entered into. These contracts were with the Company's discontinued water cooler and consumer filter operation. These segments were sold in December, 2001, however legal actions with regard to these operations prior to the sale remain the Company's responsibility. The customer claimed breach of contract, maintaining that the Company shipped goods that did not meet the customer's specification. The customer sought damages in the form of lost opportunity and lost business profits. A negotiated settlement was reached calling for payment by WaterChef of $27,500, with payment of $3,500 in February and $3,000 per month payable for eight consecutive months thereafter. During the nine months ended June 30, 2003 $24,500 has been paid.

The Company is plaintiff in a criminal action brought before the court in the Kingdom of Jordan, seeking full payment for PureSafe Water Stations shipped to a customer in Jordan, related costs and damages. Jordanian counsel has been retained and is confident that the Company will prevail.

ITEM 2 - CHANGES IN SECURITIES


In April 2003, the Company raised $25,000 through the sale of Series C convertible preferred stock.

In April 2003, the Company raised $87,500 through the sale of Series F convertible preferred stock.

In July 2003 and August 2003, the Company raised an additional $75,000 and $153,500, respectively through the sale of Series F convertible preferred stock.

In January 2003, the Company issued 30,000 shares of its Series C convertible preferred stock for professional services totaling $30,000.

In April 2003, the Company issued an aggregate of 51,250 shares of its Series C convertible preferred stock for professional services totaling $51,250.

In August 2003 and September 2003, the Company issued an aggregate of 67,035 shares of its Series F convertible referred stock for professional services totaling $67,035.


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

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

         Exhibit No.      Description
         -----------      -----------

         31               Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act.

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            WaterChef, Inc.

November 18,2003                            /s/  David A. Conway
Date                                        -----------------------------------
                                                 David A. Conway
                                                 President, Chief Executive
                                                 Officer, and Chief Financial
                                                 Officer
                                                 (Principal Operating Officer)

                                Index of Exhibits
                                -----------------

Exhibit No.     Description
-----------     -----------

31 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.