Form 10KSB/A
period 2002-12-31
WATER CHEF INC
filed 2003-11-21
CIK 764839

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

                                 (516) 656-0059
                            -------------------------
                           (Issuer's telephone number)

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

                         ANNUAL REPORT ON FORM 10-KSB/A

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

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............20

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ...........................20

         ITEM 14. CONTROLS AND PROCEDURES ....................................20


SIGNATURES ...................................................................21

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

WaterChef, Inc. (the "Company", "WaterChef"), designs and markets water purification equipment Water coolers and filters were a substantial part of the Company's business from 1993 until the fourth quarter of 2001, at which time this business was sold so that WaterChef could concentrate on the further development , manufacturing and marketing of their patented line of "PureSafe" water purification systems. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. To date, the Company has shipped 20 PureSafe units. Revenue has been recognized on only 2 PureSafe units as 18 units which were shipped to the Kingdom of Jordan have not met the criteria for revenue recognition due to no reasonable assurance of collectibility.

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

The PureSafe Water Station was tested by H2M Labs, Inc.which is approved by Nassau and Suffolk counties in New York to perform drinking water testing for the various municipalities in those counties. The specific test performed was a total and fecal coliform bacteria test, wherein the source water storage tank which feeds the PureSafe was tested for the presence of total and fecal coliform bacteria. The source water tank was found to have 50 colonies of coliform bacteria present. The source water tank was then "spiked" with a three (3) liter concentration of laboratory grown and cultured bacteria and the storage tank were measured again with 80,000,000 colonies of bacteria detected. After being processed through the PureSafe system, the water was tested again, and "FEWER THAN 2 COLONIES" were detected. In addition to the laboratory test conducted for WaterChef by H2M Labs, the available scientific literature, in industry journals such as Water Technology and Water Conditioning and Purification International, supports the statement that an ozone system such as the one utilized in the PureSafe effectively eliminates all living pathogens. Ozone was first used in municipal water treatment in Nice, France in 1904, and then in the Jerome Park Reservoir in the Bronx, New York in 1906.

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

 WaterChef's modular, turn-key PureSafe Water Station directly addresses the drinking water needs of those environs which do not today, and are unlikely to, enjoy access to municipally treated water. The Company has produced a turnkey solution that produces pure water to meet U.S.EPA drinking water standards. This is a far different market than that addressed by the segment of the industry which has concentrated on the multi-billion dollar municipal water treatment sector, or the equally large residential sector. The municipal solution requires significant investment for infrastructure development (building plants and laying miles of distribution pipes), and products for residential markets do not offer the performance or features to meet the needs of the underdeveloped nations of the world.

Management does recognize that its potential competitors have far more resources, and that being first to the marketplace is no assurance of success. It must be assumed that others are working on systems which, if successfully brought to market, could seriously impact the viability of the company.

MARKETING

The potential market for the PureSafe is substantial and is both world-wide and domestic. According to studies performed by the World Health Organization (WHO) and the United Nations, major parts of Africa, the Middle East, Southeast Asia, the Indian sub-continent, Latin and South America, the Caribbean, and much of Eastern Europe is in need of adequate supplies of pure water. So are parts of Florida, Georgia, and other regions in the United States. In part, solving this problem has been a question of appropriate technology. Secondarily, but just as important, in a vast part of the world is the need to secure third party financing so that the local populace can enjoy the benefits of clean water.

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

In addition to the issuance of the above mentioned shares, attached to the original Bridge Loans were warrants for the purchase of the Company's common stock at $0.15 per share. The debenture holders that participated in the legal action had the lives of their warrants extended. Those warrants that were to have expired in March 2002 have been extended until March 2004. A total of 1,666,667 shares of common stock may be purchased under these extended warrants.

The Company was a defendant in an action brought by a customer/licensee relating to a claim that the Company breached a contract by shipping certain goods in November 1997 that did not conform to the contract. A negotiated settlement was reached calling for the payment by WaterChef of $27,500, with the first payment of $3,500 due in February, 2003 and $3,000 per month payable each month, for eight consecutive months thereafter.

In May 2001, the Company entered into a distribution agreement with a company (the "Sub Distributor") based in Jordan. The Sub Distributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station" during 2001 and a minimum of 50 units in each of 2002 and 2003. During the year ended December 31, 2001, 18 units have been shipped under this agreement. The sale will be recognized when the Company receives payments due to the fact that collectiblity cannot be reasonably assured. The Company has recorded the cost of the inventory shipped as a loss contingency of $242,035 during the year ended December 31, 2001, since return of the items is uncertain. The Company has engaged legal counsel in Jordan, to pursue legal remedies and obtain payment for all units shipped.

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

Cost of sales increased from $123,250 for the year ended December 31, 2001 to $246,430 for the year ended December 31, 2002, an increase of $123,180 or 100%. The increase is due to rent and overhead payments made to the contract manufacturer due to the absence of production orders, and inventory reserves recorded in the two periods. An analysis of the components of cost of sales in the 2001 and 2002 periods follows:

                                                    Rent and
   Cost of Sales       Inventory      Actual    Overhead Payments
      Period            Reserve        CGS       to Manufacturer        Total

       2001            $ 68,250     $ 25,000        $ 55,000          $148,250

       2002             159,250       17,280          69,900           246,430



Selling general and administrative expenses for the twelve months ended December 31, 2002 were $789,120 compared to $723,036 for the twelve months ended December 31, 2001, an increase of $66,084 or 9%. The increase in expense is primarily due to higher than normal professional fees, primarily related to the negotiated settlement of litigation, and higher consulting and advisory board fees.

In 2001 the Company incurred $187,500 of research and development expense for the completion of the development of the PureSafe Water Station, and there was no R&D expensed in 2002.

Interest expense for the year ended December 31, 2002 was $179,111, compared to $278,963 for the year ended December 31, 2001, a decrease of $99,852, or 36%. The year earlier period included a non-cash debt discount of $90,200 which was amortized and recorded as interest expense in 2001.

In 2002 the Company recognized a non-cash expense of $208,935 attributable to the shares to be issued to the Company's CEO upon the voluntary surrender of his non-dilution agreement.

The loss from continuing operations for the fiscal year ended December 31, 2002 was $1,589,746 compared to $1,545,034 for the fiscal year ended December 31, 2001, an increase of $44,712 or 3%.

For the fiscal year ended December 31, 2002 the Company had a net loss of $1,702,734 compared to a net loss of $1,561,893 for the year ended December 31, 2001.

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

The Company, during 2002 and 2001, raised $247,700 and $612,393, respectively through the sale of common and preferred stock.

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

The Company and the Bridge Lenders settled this dispute for a total $497,500, payable in shares of the Company's common stock. The number of shares of common stock to be paid was determined by dividing $497,500 by the average daily trading price of WaterChef common over a thirty(30)day trading period, commencing upon the execution of the settlement agreement. Due to these requirements, the Company is obligated to issue 17,037,671 shares of common stock, based on an average price over the measurement period of $0.0292. The total authorized common stock of the Company does not currently provide a sufficient number of authorized and unissued, shares to fulfill the terms of the settlement agreement. As such the Company has recorded these 17,037,671 shares to be issued as a liability in common stock to be issued for $497,500 as of December 31, 2002.

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

During 2002 the Company also issued 450,000 shares of common stock, valued at $36,000, for services rendered by the Company's scientific advisory board. In addition the Company accrued $208,935 for the voluntary surrender by the Company's President and CEO of his anti-dilution agreement. Such cost is expected to be satisfied with the issuance of 14,923,958 shares of common stock, upon approval by the Company's shareholders, in the number of authorized shares of the Company common stock. As such the Company has recorded these 14,923,958 shares to be issued as a liability in common stock to be issued for $208,935 as of December 31, 2002.

The Company intends to request approval of its stockholders for an increase in the authorized shares of the Company from 100,000,000 shares to 200,000,000 shares. Upon approval, the issuance of the shares of common stock described above will increase the outstanding common stock of the Corporation to approximately 128,000,000 shares, in satisfaction of many of the above obligations. This increase in the outstanding will dilute the ownership interest of current shareholders and will adversely affect earnings per share and may result in a lower market value for the Company's stock . Failure to obtain shareholder approval of the proposed increase in the authorized common stock of the Corporation will prevent the Company from discharging its obligations, as listed above, which will have a material adverse impact on the Company's financial position, its operations and its ability to continue as a going concern.

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

         Statement of Changes in Stockholders' Deficiency              F-4A, 4B

         Statements of Cash Flows                                      F-5

         Notes to Financial Statements                                 F-6

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

At year-end 2002 the Company's Directors, Executive Officers and Scientific Advisory Board Members are:

Name                        Age         Position(s) with the Company

David A. Conway              61         Director, Chairman- President
                                        And Chief Executive
Officer

Martin Clare++  (1)          68         Director

Ronald W. Hart +             60         Chairman, Scientific
                                        Advisory Board

Mohamed M. Salem +           51         Scientific Advisory Board

Marshall S. Sterman++        71         Director

Richard Wilson +             77         Scientific Advisory Board

Dr.Mostafa K. Tolba          81         Scientific Advisory Board

Lord John Gilbert            77         Scientific Advisory Board
----------

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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

Name                                                Non-Cash          Total
Principal Position    Year     Salary     Bonus    Compensation    Compensation

David A. Conway       2002    $165,000      0           0            $165,000
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

Name and Address of                Number of Shares of Voting     Percentage of
Beneficial Owner of Shares         Stock Beneficially Owned (1)   Total Voting
--------------------------         ----------------------------   -------------

David A. Conway (2) (3)                      19,201,390                28.1%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Martin Clare                                    249,999                 ---
Civilization Communications Inc.
W. Hawthorne
Valley Stream, NY

Marshall S. Sterman                             250,000                 ---
The Mayflower Group
46 Neptune Street
Beverly, MA  01915

All executive officers and
Directors as a Group (3)                     19,700,289                21.9%
                                   --------------------------------------------
(Three-3-Persons)

     1. Total Voting Shares are comprised of all common shares issued and outstanding.

     2. Includes 5,044,794 shares held by affiliates and 6,310,464 shares held in and IRA Trust.

     3. In March, 2002 Mr. Conway voluntarily surrendered the anti-dilution agreement that insured 32.6% ownership of the voting shares to Mr. Conway and his affiliates.

     4. Does not include Officers or Directors of the Company who were not such as of the date of record.

ITEM 12. RELATED PARTY TRANSACTIONS

     None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     DESCRIPTION OF EXHIBIT

     10.1 10% Convertible Promissory Note dated November 17, 2000.

     31 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002

     32 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002


     Reports on Form 8 K

     - On April 25, 2003 the Company filed Form 8-K, announcing the dismissal of their prior Certifying Accountants, and the engagement of their current independent accountants commencing for the year ended December 31, 2002


ITEM 14. CONTROLS AND PROCEDURES

Based on an evaluation as of December 31, 2002, carried out under the supervision and with the participation of the Company's Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 and 15d - 14), the Chief Executive Officer / Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the time periods specified in Securities and Exchange Commission rules and forms are disclosed.. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WATER CHEF, INC.

 May 21, 2003                               /s/  David A. Conway
 ------------                               -----------------------------------
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

/s/  Marcum & Kliegman LLP
-----------------------------
     Marcum & Kliegman LLP

New York, New York
May 21, 2003
                                       F-1

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
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.001 par value;
     10,000,000 shares authorized;
     270,500 shares issued and outstanding,
     (liquidation preference $1,304,088) ......................             271
   Common stock, $.001 par value;
     90,000,000 shares authorized;
     89,564,286 shares issued;
     89,559,886 shares outstanding ............................          89,564
   Additional paid-in capital .................................      12,700,894
   Subscription receivable ....................................         (37,300)
   Treasury stock, 4,400 common shares, at cost ...............          (5,768)
   Accumulated deficit through December 31, 2001
     (as restated see note 2(l)) ..............................     (14,531,596)
   Deficit accumulated during development stage ...............      (1,589,746)
                                                                   ------------
     TOTAL STOCKHOLDERS'  DEFICIENCY ..........................      (3,373,681)
                                                                   ------------
                                                                   $     75,240
                                                                   ============
                                       F-2

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                            STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                                    ---------------------------
                                                        2002            2001
                                                    ------------   ------------
                                                                   (As restated
                                                                  see note 2(l))

Sales ............................................  $     40,000   $     34,750
                                                    ------------   ------------
Costs and Expenses:
   Cost of sales .................................       246,430        148,250
   Selling, general and administrative ...........       789,120        723,036
   Research and development ......................             -        187,500
   Non-dilution agreement termination costs ......       208,935              -
   Interest expense (including interest
     expense for related party of $24,618 and
     $33,617, respectively) ......................       179,111        278,963
   Loss on settlement of debt ....................       206,150              -
   Loss contingency ..............................             -        242,035
                                                    ------------   ------------
                                                       1,629,746      1,579,784
                                                    ------------   ------------
Loss from continuing operations ..................    (1,589,746)    (1,545,034)
                                                    ------------   ------------
Discontinued operations:
   Loss from discontinued operations .............             -        (40,412)
   Gain on disposal of discontinued operations ...             -         38,791
                                                    ------------   ------------
Loss from discontinued operations, net ...........             -         (1,621)
                                                    ------------   ------------

Loss before extraordinary items ..................    (1,589,746)    (1,546,655)

   Extraordinary item - gain on early
     extinguishment of debt ......................             -         93,062
                                                    ------------   ------------
Net loss .........................................    (1,589,746)    (1,453,593)

Preferred stock dividends ........................      (112,988)      (108,300)
                                                    ------------   ------------
Net loss applicable to
   common stock ..................................  $ (1,702,734)  $ (1,561,893)
                                                    ============   ============
Basic and Diluted Loss Per Common Share:
   Continuing operations .........................  $      (0.02)  $      (0.02)
   Discontinued operations .......................             -              -
   Extraordinary item - gain on early
     extinguishment of debt ......................             -              -
                                                    ------------   ------------
                                                    $      (0.02)  $      (0.02)
                                                    ============   ============
Weighted Average Common Shares Outstanding -
   Basic and Diluted .............................    88,675,245     80,657,519
                                                    ============   ============

                       See notes to financial statements.




                                                    WATER CHEF, INC.
                                (A Development Stage Company Commencing January 1, 2002)

                                         STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                            Preferred Stock           Common Stock           Additional
                                                          -------------------    ----------------------       Paid-in
                                                           Shares     Amount       Shares       Amount        Capital
                                                          -------    --------    ----------    --------     -----------

BALANCE - January 1, 2001 (as restated see Note 2(l)).    145,500    $    146    69,178,287    $ 69,178     $11,319,211

  Shares issued for:
   Cash ..............................................          -           -    13,043,749      13,044         599,349
   Services ..........................................          -           -     2,050,000       2,050         194,656
   Debt discount......................................          -           -       600,000         600         101,900
   Conversion of debt ................................          -           -       710,000         710          57,885
   Receivable ........................................          -           -     1,032,250       1,032          66,468
  Net loss ...........................................          -           -          -           -               -
                                                          -------    --------    ----------    --------     -----------

BALANCE - DECEMBER 31, 2001 (as restated see Note 2(l))   145,500         146    86,614,286      86,614      12,339,469

  Extension of life of warrants ......................          -           -             -           -         111,000
  Sale of preferred stock
    ($1.00 per share - December)                          125,000         125             -           -         117,375
  Shares issued for:
    Cash
 .....($0.025 per share - April).                               -           -     2,500,000       2,500          97,500
    Services
 .....($0.08 per share - April).......................          -           -       450,000         450          35,550
    Collection of subscription receivable
      March                               ............          -           -             -         -              -
      December                                                  -           -             -         -              -
  Net loss ...........................................          -           -             -         -              -
                                                          -------    --------    ----------    --------     -----------

BALANCE - DECEMBER 31, 2002 ..........................    270,500    $    271    89,564,286    $ 89,564     $12,700,894
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

                                                          F-4A



                                                      WATER CHEF, INC.
                                  (A Development Stage Company Commencing January 1, 2002)

                                            STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                  Accumulated      Deficit
                                                                                    Deficit      Accumulated
                                                           Stock                    Through         During          Total
                                                        Subscription   Treasury     December     Development     Stockholders'
                                                         Receivable      Stock      31, 2001        Stage         Deficiency
                                                        ------------   --------   ------------   -----------     ------------

-continued-
BALANCE - January 1, 2001 (as restated see Note 2(l)).  $          -   $(5,768)   $(13,078,003)  $         -      $(1,695,236)

  Shares issued for:
    Cash .............................................             -         -               -             -          612,393
    Services .........................................             -         -               -             -          196,706
    Debt discount ....................................             -         -               -             -          102,500
    Conversion of debt ...............................             -         -               -             -           58,595
    Receivable .......................................       (67,500)        -               -             -             -
  Net loss ...........................................             -         -      (1,453,593)            -       (1,453,593)
                                                        ------------   -------    ------------   -----------      -----------

BALANCE - DECEMBER 31, 2001 (as restated see Note 2(l))      (67,500)   (5,768)    (14,531,596)            -       (2,178,635)

  Extension of life of warrants ......................             -         -               -             -          111,000
  Sale of Preferred stock
    ($1.00 per share) ................................             -         -               -             -          117,500
  Shares issued for:
    Cash
      ($0.025 per share) .............................             -         -               -             -          100,000
    Services
      ($0.08 per share) ..............................             -         -               -             -           36,000
    Collection of subscription receivable ............        30,200         -               -             -           30,200
  Net loss ...........................................             -         -               -    (1,589,746)      (1,589,746)
                                                        ------------   -------    ------------   -----------      -----------

BALANCE - DECEMBER 31, 2002 ..........................  $    (37,300)  $(5,768)   $(14,531,596)  $(1,589,746)     $(3,373,681)
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

                                                            F-4B





                                         WATER CHEF INC.
                    (A Development Stage Company Commencing January 1, 2002)

                                    STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                                      -------------------------
                                                                         2002           2001
                                                                      -----------   -----------
                                                                                   (As restated
                                                                                  see note 2(l))

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .........................................................  $(1,589,746)  $(1,453,593)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Loss from discontinued operations ...........................            -        40,412
       Extraordinary item - gain on early  extinguishment
         of debt  from discontinued operations .....................            -       (93,062)
       Settlement of debt ..........................................            -             -
       Gain on disposal of discontinued operations .................            -       (38,791)
       Amortization of patents .....................................        1,853         1,264
       Non-cash compensation .......................................       36,000       196,706
       Amortization of debt discount ...............................            -        90,200
       Common stock issued for non-payment
         of note and interest payable ..............................            -        12,300
       Loss on settlement of debt ..................................      206,150             -
       Non-dilution agreement termination cost .....................      208,935             -
       Inventory reserve ...........................................      159,250        68,250
    Change in assets and liabilities
     Inventory .....................................................      (26,500)     (227,500)
     Prepaid expenses and other current assets .....................       56,500       (49,717)
     Accounts payable ..............................................       34,597        (8,799)
     Accrued expenses and other current liabilities ................      452,508       353,294
                                                                      -----------   -----------
    Net cash used in continuing operations .........................     (460,453)   (1,109,036)
    Net cash used in discontinued operations .......................            -       (25,895)
                                                                      -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES ..............................     (460,453)   (1,134,931)
                                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...............................            -          (551)
  Purchase of patents ..............................................            -       (24,500)
                                                                      -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES ..............................            -       (25,051)
                                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable ......................................            -       450,000
  Repayment of note payable ........................................            -       (25,000)
  Receipt of stock subscription receivable .........................       30,200             -
  Proceeds from sale of preferred stock ............................      117,500             -
  Proceeds from sale of common stock ...............................      100,000       612,393
  Proceeds from sale of common stock to be issued ..................      200,000             -
                                                                      -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................      447,700     1,037,393
                                                                      -----------   -----------

NET DECREASE IN CASH ...............................................      (12,753)     (122,589)

CASH AT BEGINNING OF YEAR ..........................................       35,511       158,100
                                                                      -----------   -----------
CASH AT END OF YEAR ................................................  $    22,758   $    35,511
                                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest .......................................................  $         -   $         -
                                                                      ===========   ===========
    Income taxes ...................................................  $         -   $         -
                                                                      ===========   ===========
  Non-cash financing and investing activities:
    Common stock issued for conversion of debt .....................  $         -   $    48,995
                                                                      ===========   ===========
    Common stock issued for conversion of debt
      - discontinued operations .                           ........  $         -   $     9,600
                                                                      ===========   ===========
    Common stock issued with debt discount..........................  $         -   $   102,500
                                                                      ===========   ===========
    Accounts payable converted to note payable .....................  $         -   $    20,000
                                                                      ===========   ===========
    Deferred finance fees included in accrued expenses .............  $         -   $    40,000
                                                                      ===========   ===========
    Notes Payable and accrued interest converted to
        common stock to be issued ..................................  $   424,250   $         -
                                                                      ===========   ===========

                               See notes to financial statements.

                                               F-5

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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



                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                      F-17

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         c. Debt -

                  In April 2001, the Company, in connection the issuance of a $400,000 promissory note payable, was required to issue 500,000 shares of its common stock to the note holder. The Company has recorded a debt discount of $90,200 for such shares. In September 2001, the Company was to have repaid this note payable, which did not occur. As a penalty for such non-payment, the Company was required to issue 100,000 additional shares of common stock. The Company has recorded a $12,300 debt discount for these shares.

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

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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
                                            =================    ===============

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

15.      COMMITMENTS AND CONTINGENCIES

         - The Company was a defendant in an action brought by a customer on June 6, 2001, relating to a series of contracts that the Company entered into. The customer had claimed that the Company breached these contracts by shipping certain goods in November 1997, that did not conform to the contract. Most of the damages that the customer sought consist of lost business profits. Company management, and legal counsel, believed that the action was without merit. However, due to the costs in defending the Company in such a legal action, Company management opted for a settlement in 2003 as the most cost effective manner to handling this matter. The Company has agreed to pay the customer a total of $27,500 over nine months. The Company has made the first three monthly payments. In the event that the Company fails to make their settlement payments, a stipulated judgment of $71,000, less any payment made to such time, would be in effect. The settlement calls for a pledge of Preferred stock to serve as collateral. The customer has not provided proper documentation, therefore no pledge has been executed. However, the Company believes that it is bound by the settlement, and accordingly has accrued for the entire settlement of $27,500 as of December 31, 2002.

                                                                WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         - On November 17, 2000, the Company entered into a three-year master distribution agreement for their "Pure Safe Water Station" with a distributor based out of Hong Kong ("the distributor"). Under this agreement, upon meeting minimum quantities of sales in each of the years of agreement, the distributor will receive a rebate of 20% of the total price for all products, parts and supplies purchased from the Company. Furthermore, the distributor, upon meeting these minimum sales quantities will have the right to purchase up to 30,000,000 shares of the Company's common stock at $0.05 per share. The sales targets were never met and the agreement was cancelled on June 17, 2002.