Form 10QSB/A
period 2003-06-30
WATER CHEF INC
filed 2004-02-11
CIK 764839

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of  Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls

There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



(c) Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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