Form 10QSB/A
period 2003-09-30
WATER CHEF INC
filed 2004-02-11
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                                 Form 10-QSB/A1

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

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

 The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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