Form 10KSB
period 2003-12-31
WATER CHEF INC
filed 2004-03-12
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                         Commission file number: 0-30544
                                                 -------

                                 WATERCHEF, INC
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

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

           Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 during the past 12
           months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

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

                                   YES      NO  X
                                      -----   -----

        The issuer's net sales for the most recent fiscal year were $ 0.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 10, 2004 was approximately $13,913,000.

As of March 10, 2004, the Registrant had 89,559,886 shares of its Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be issued in connection with the 2003 annual meeting of stockholders are incorporated by reference into Part III

                                 WATERCHEF, INC.

                          ANNUAL REPORT ON FORM 10-KSB

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

         ITEM 8.  ACCOUNTING AND FINANCIAL DISCLOSURE CONTROLS................15


PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ..........15

         ITEM 10. EXECUTIVE COMPENSATION .....................................18

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.................19

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.............................20

         ITEM 14. PRINCIPLE ACCOUNTANT FEES ..................................21




SIGNATURES ...................................................................22

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


PRODUCTS

In 2001, The Company decided to concentrate its efforts on the further development, manufacturing and marketing of the PureSafe Water Station (the "PureSafe"), since WaterChef believed that its water dispensers and its wide variety of consumer oriented water filtration products met or exceeded the design, quality and performance of competitive products. Market considerations were such however as to limit the opportunities for profit and growth. Management determined that in order to build considerable shareholder value, they would transition out of the commodity dispenser and filter businesses and develop products that they felt were unique to the marketplace.

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

The core version of the PureSafe can purify and dispense up to 15,000 gallons per day for an all-inclusive cost (labor, power, amortization of the capital cost, replacement filters, cartridges and media) of approximately one-half cent per gallon. The process wastes very little water, producing approximately one gallon of pure drinking water for every gallon processed. The unit can be moved with a single fork-lift and is transportable by truck or helicopter. Operating the PureSafe is simple and straightforward. Turn-key in design, minimum wage personnel can be trained to operate the unit. A system of fail-safes is built into the operation, and aside from easily installable spares such as filters and cartridges, a maintenance and oversight program established by WaterChef should maintain the operating efficiencies built into the system. WaterChef warrantees each unit for a period of one year as long as the required maintenance protocols, using WaterChef supplied parts, as prescribed in the maintenance manual are adhered to. The Company also offers larger versions of the PureSafe Water Station to provide pure water in quantities up to 5,000 gallons per hour. To date, there have been no warranty claims for the PureSafe product operating in the field. WaterChef also plans to have periodic inspections of installed equipment by the Company's agents.

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

MARKETING

The potential market for the PureSafe is substantial and is both world-wide and domestic. According to studies performed by the World Health Organization (WHO) and the United Nations, major parts of Africa, the Middle East, Southeast Asia, the Indian sub-continent, Latin and South America, the Caribbean, and much of Eastern Europe is in need of adequate supplies of pure water. Parts of Florida, Georgia, and other regions in the United States have also reported fresh water deficits. In part, solving this problem has been a question of appropriate technology. Secondarily, but just as important, in a vast part of the world is the need to secure third party financing so that the local populace can enjoy the benefits of clean water.

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

PATENTS

The Company filed for patent protection on its PureSafe Water Station in October of 1998 and received formal notification that the patent had been issued on February 19, 2002. The Company feels that this patent upholds the claims that the PureSafe system is a unique product. In addition to its U.S. patent, the Company has filed for patent protection in the countries of the European Union, and in Canada, Mexico, China, Hong Kong, India, Korea and Japan.

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

EMPLOYEES

As of December 31, 2003, the Company employed one executive personnel in its headquarters.

The Company believes there is a sufficient number of persons available at prevailing wage rates in or near our manufacturing locations that should expansion of its production require additional employees, they would be readily available. The Company has no collective bargaining agreement with any of its employees.

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

ITEM 3.  LEGAL PROCEEDINGS

WaterChef was a defendant in a legal action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of debenture principal of $300,000 and accrued interest from 1997. On June 22, 2002 a settlement was reached whereby the Company agreed to pay $497,500 in the form of shares of common stock. The number of shares to be issued was determined by dividing $497,500 by the average daily trading price of the Company's common stock over a 30 day period subsequent to the execution of the settlement documents. Due to an average trading price of $0.029 over the measurement period, the Company is obligated to issue 17,037,671 shares of common stock. The stock has not yet been issued, and will not be issued, and the terms of the settlement agreement will not be completed, until WaterChef's shareholders have approved an increase in the authorized common stock of the Corporation. As such, the Company has recorded these 17,037,671 shares as a liability, in common stock to be issued, totaling $497,500 as of December 31, 2003.

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

The Company was a defendant in an action brought by a customer/licensee relating to a claim that the Company breached a contract by shipping certain goods in November 1997 that did not conform to the contract. A negotiated settlement was reached calling for the payment by WaterChef of $27,500. The settlement amount of $27,500 was paid in full during 2003, and the action was dismissed.

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

                        HIGH          LOW

2002

First Quarter           .13           .05
Second Quarter          .08           .03
Third Quarter           .04           .02
Fourth Quarter          .03           .01


2003

First Quarter           .08           .01
Second Quarter          .07           .04
Third Quarter           .16           .04
Fourth Quarter          .22           .09

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

RESULTS OF OPERATIONS

Sales for the fiscal years ended December 31, 2003 and December 31, 2002 were $0 and $40,000, respectively. During the twelve month period ended December 31, 2003 the Company received payment for one PureSafe Water Station unit but will not recognize the revenue until the product is shipped in 2004. The Company sold one PureSafe Water Station in 2002 to White Cross Partners for installation in Juticalpa, Honduras.

Cost of sales decreased from $246,430 for the year ended December 31, 2002, to $88,000 for the year ended December 31, 2003, a decrease of $158,430, or 64%. The decrease is largely due to an increase in inventory reserves recorded in the 2002 period. An analysis of the components of cost of sales in the 2002 and 2003 periods follows:

Cost of Sales     Inventory      Actual        Rent and Overhead
   Period          Reserve        CGS       Payments to Manufacturer    Total

    2002          $159,250      $17,280             $69,900            $246,430

    2003                 0            0             $88,000            $ 88,000



Selling general and administrative expenses for the twelve months ended December 31, 2003 were $817,625 compared to $789,120 for the twelve months ended December 31, 2002, an increase of $ 28,505 or 4%. The increase in expense is primarily due to cost of a negotiated settlement of a pending litigation.


Interest expense for the year ended December 31, 2003 was $152,478, compared to $179,111 for the year ended December 31, 2002, a decrease of $26,633, or 15%. Interest expense during 2002 included an additional $23,000 related to a settlement.

In 2003 the Company recognized a non-cash expense of $2,477,376 attributable to the shares to be issued to the Company's CEO upon the voluntary surrender of his non-dilution agreement, compared to a non-cash charge of $208,935 in 2002.

The net loss for the fiscal year ended December 31, 2003 was $3,535,479 compared to $1,589,746 for the fiscal year ended December 31, 2002, an increase of $1,945,733.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had a stockholders' deficiency of approximately $6,059,000 and a working capital deficiency of approximately $5,628,000. In addition, the Company has a net loss of approximately $3,535,000 and $1,590,000 for the years ended December 31, 2003 and 2002, respectively. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The auditor's report on its financial statements included elsewhere herein contains an explanatory paragraph about the Company's ability to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and / or debt. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company, during 2003 and 2002, raised $599,871 and $417,500, respectively through the sale of common and preferred stock.

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

The Company and the Bridge Lenders settled this dispute for a total $497,500, payable in shares of the Company's common stock. The number of shares of common stock to be paid was determined by dividing $497,500 by the average daily trading price of WaterChef common over a thirty(30)day trading period, commencing upon the execution of the settlement agreement. Due to these requirements, the Company is obligated to issue 17,037,671 shares of common stock, based on an average price over the measurement period of $0.0292. The total authorized common stock of the Company does not currently provide a sufficient number of authorized and unissued, shares to fulfill the terms of the settlement agreement. As such the Company has recorded these 17,037,671 shares to be issued as a liability in common stock to be issued for $497,500 as of December 31, 2003.

In addition to the issuance of the above-mentioned shares, attached to the original Bridge Loans were warrants for the purchase of the Company's common stock at $0.15 per share. The debenture holders that participated in the legal action had the lives of their warrants extended. Such warrants that were to have expired in March 2002 have been extended until March 2004. A total of 1,666,667 shares of common stock may be purchased under these extended warrants. The Company has recorded a non-cash charge of $111,000 related to the extension of the lives of these warrants. Such charge is included in the loss on settlement of debt.

In addition to the above settlement with Bridge Lender who participated in the legal action, the Company settled its obligation with debenture holders that did not participate ("non-participating debenture holders") in the legal action. These non-participating debenture holders had total debentures of $75,000, plus accrued interest of $9,850, totaling $84,850 as of the settlement date. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. The terms of their warrants were not extended, nor are they entitled to receive additional shares based of the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures. As of December 31, 2002, the 750,000 shares have not been issued as the Company does not currently have a sufficient number of authorized and unissued common shares to settle these non-participating debentures. As such the Company has recorded these 750,000 shares to be issued as a liability in common stock to be issued for $21,900 as of December 31, 2003. In addition the Company recorded charge of $2,477,376 in 2003, and $208,935 in 2002. for the voluntary surrender by the Company's President and CEO of his anti-dilution agreement. Such cost is expected to be satisfied with the issuance of 14,923,958 shares of common stock, upon approval by the Company's shareholders, in the number of authorized shares of the Company common stock. As such the Company has recorded these 14,923,958 shares to be issued as a liability in common stock to be issued for $2,686,311 as of December 31, 2003.

During the year ended December 31, 2002, the Company received $200,000 for 4,000,000 shares of its common stock. These shares will be issued upon the approval by the stockholders of the increase in the number of authorized common shares of the Company. Therefore the Company has recorded these 4,000,000 shares to be issued as a liability in common stock to be issued for $200,000 as of December 31, 2003.

During the year ended December 31, 2002, the Company agreed to issue to various third parties an aggregate of 1,329,191 shares of its common stock in connection with professional services. These shares will be issued upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements for the fiscal years ended December 31, 2003 and 2002 are included herein and consist of:

         Independent Auditors' Report                                  F-1

         Balance Sheet                                                 F-2

         Statements of Operations                                      F-3

         Statement of Changes in Stockholders' Deficiency              F-4A, 4B

         Statements of Cash Flows                                      F-5

         Notes to Financial Statements                                 F-6

ITEM 8. ACCOUTING AND FINACIAL DISCLOSURE CONTROLS

Evaluation and Disclosure Controls and Procedures
-------------------------------------------------

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls
----------------------------

There have been no changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls
--------------------------------------------

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

At year-end 2003 the Company's Directors, Executive Officers and Scientific Advisory Board Members are:

Name                        Age         Position(s) with the Company

David A. Conway              62         Director, Chairman- President
                                        and Chief Executive Officer

Ronald W. Hart +             61         Chairman, Scientific
                                        Advisory Board

Mohamed M. Salem +           52         Scientific Advisory Board

Marshall S. Sterman++        72         Director

Richard Wilson +             78         Scientific Advisory Board

Dr.Mostafa K. Tolba          82         Scientific Advisory Board

Lord John Gilbert            78         Scientific Advisory Board
----------

 + Members of the Advisory Board will receive an honorarium, in the form of cash or common stock, for their service at the discretion of the Board of Directors.

++       Also Audit Committee (Marshall Sterman)
         Also Compensation Committee (Marshall Sterman)

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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

Name                                                Non-Cash          Total
Principal Position    Year     Salary     Bonus    Compensation    Compensation

David A. Conway       2003    $165,000      0           0            $165,000
President/CEO


DIRECTORS' COMPENSATION

Directors of the Company do not receive cash compensation for serving as members ; they are reimbursed for their out of pocket expenses related to meetings and other Company related activity for which they are called upon. In the past they have received common stock for service to the Company.

In 2003 Mr. Sterman was compensated at the rate of $6,000 per month for consulting services performed for the Company. The Company may pay for these services in cash or stock, and may terminate these services at its option.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Set forth below is information as of December 31, 2003, concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the issued and outstanding common stock of the Company, all Directors, the Executive Officers, and all Directors and Executive Officers of the Company as a group based on the number of shares of common stock issued and outstanding as of the date of this Offering Memorandum. For purposes of the Memorandum, beneficial ownership is defined in accordance with the Rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest.

Name and Address of                Number of Shares of Voting     Percentage of
Beneficial Owner of Shares         Stock Beneficially Owned (1)   Total Voting
--------------------------         ----------------------------   -------------

David A. Conway (2) (3)                    19,201,390                 21.4%
WaterChef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

Marshall S. Sterman (5)                       500,000                  0.6
46 Neptune Street                          ----------              ----------
Beverly, MA  01915

All executive officers and
Directors as a Group (2)(4)                19,701,390                 22.0%
                                           ==========              ==========

(Two-2--Persons)

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

     5. Mr. Sterman also has the right to have issued 800,000 shares of common stock and 500,000 shares of preferred stock eligible for immediate conversion upon the approval of increased authorization of common stock of the Company.

ITEM 12. RELATED PARTY TRANSACTIONS

     None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit No.              Description
     -----------              -----------

     31 Certification of chief Executive Oficer pursuant to Section 302 of the Sarbanes-Oxley Act.

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)  Reports on Form 8-K      None

ITEM 14. PRINCIPLE ACCOUNTANT FEES

For the year ended December 31, 2003 and 2002, the Company incurred fees for the audit and for the review of relevant quarterly reports totaling $95,000 and $65,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WATERCHEF, INC.

 March 5, 2004                              /s/  David A. Conway
                                            -----------------------------------
 Date                                            David A. Conway
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer (Principal Operating
                                                 Officer)

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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Water Chef, Inc.
Glen Head, New York

We have audited the accompanying balance sheet of WaterChef, Inc., (a development stage company commencing January 1, 2002) as of December 31, 2003 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Water Chef, Inc., (a development stage company commencing January 1, 2002) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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




/s/  Marcum & Kliegman LLP
-----------------------------
     Marcum & Kliegman LLP


New York, New York

March 5, 2004

                                 WATERCHEF INC.
            (A Development Stage Company Commencing January 1, 2002)

                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS:
   Cash                                                            $    102,831
   Inventory                                                             26,500
   Prepaid expenses                                                      11,220
                                                                   ------------
     TOTAL CURRENT ASSETS                                               140,551

PATENTS AND TRADEMARKS (net of
   accumulated amortization of $ 5,089)                                  20,966

Other Assets                                                              3,162
                                                                   ------------
                                                                   $    164,679
                                                                   ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable............................................    $    169,053
   Accrued expenses and other current liabilities .............       1,117,768
   Notes payable (including accrued interest of $393,092  .....       1,076,317
   Common stock to be issued ..................................       3,405,711
                                                                   ------------
     TOTAL CURRENT LIABILITIES ................................       5,768,849
                                                                   ------------

LONG-TERM LIABILITIES:
   Loans payable to stockholder (including accrued
     interest of $81,353) .....................................         454,134
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.001 par value;
     10,000,000 shares authorized;
     887,166 shares issued and outstanding,
     (liquidation preference $1,407,700) ......................             887
   Common stock, $.001 par value;
     90,000,000 shares authorized;
     89,564,286 shares issued;
     89,559,886 shares outstanding ............................          89,564
   Additional paid-in capital .................................      13,513,834
   Treasury stock, 4,400 common shares, at cost ...............    (      5,768)
   Accumulated deficit through December 31, 2001...............    ( 14,531,596)
   Deficit accumulated during development stage ...............    (  5,125,225)

                                                                   ------------
     TOTAL STOCKHOLDERS' DEFICIENCY ..........................     (  6,058,304)
                                                                   ------------
                                                                   $    164,679
                                                                   ============


                       See notes to financial statements.



                                          WATERCHEF, INC.
                     (A Development Stage Company Commencing January 1, 2002)

                                     STATEMENTS OF OPERATIONS


                                                                                   For the Period
                                                       Year Ended December 31,     January 1, 2002
                                                    -----------------------------  to December 31,
                                                        2003            2002            2003
                                                    -------------   -------------   -------------
Sales ............................................  $        -      $      40,000   $      40,000
                                                    -------------   -------------   -------------
Costs and Expenses:
   Cost of sales .................................         88,000         246,430         334,430
   Selling, general and administrative ...........        817,625         789,120       1,606,745
   Non-dilution agreement termination costs ......      2,477,376         208,935       2,686,311
   Interest expense (including interest
     expense for related party of $23,868
     in both years)         ......................        152,478         179,111         331,589
   Loss on settlement of debt ...................            -            206,150         206,150
                                                    -------------   -------------   -------------
                                                        3,535,479       1,629,746       5,165,225
                                                    -------------   -------------   -------------
 Net loss ......................................... (   3,535,479)  (   1,589,746)  (   5,125,225)

Preferred stock dividends ........................  (     152,876)  (     112,988)  (     265,864)
                                                    -------------   -------------   -------------
Net loss applicable to
   common stock ..................................  $  (3,688,355)  $(  1,702,734)  $(  5,391,089)
                                                    =============   =============   =============

Basic and Diluted Loss Per Common Share:  ........   $ (     0.04)  $(       0.02)
                                                    =============   =============
Weighted Average Common Shares Outstanding -
   Basic and Diluted .............................     89,559,886      89,559,886
                                                    =============   =============


                                See notes to financial statements.

                                                F-3



                                                      WATERCHEF, INC.
                                 (A Development Stage Company Commencing January 1, 2002)

                                           STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                            Preferred Stock              Common Stock          Additional
                                                      -------------------------   -------------------------     Paid-in
                                                         Shares       Amount        Shares        Amount        Capital
                                                      -----------   -----------   -----------   -----------   -----------
BALANCE - DECEMBER 31, 2001                               145,500           146    86,614,286        86,614    12,339,469

  Extension of life of warrants..................            --            --            --            --         111,000
  Sale of preferred stock
    ($1.00 per share - December)                          125,000           125          --            --         117,375
  Shares issued for:
    Cash
 .....($0.025 per share - April)                             --            --       2,500,000         2,500        97,500
    Services
 .....($0.08 per share - April)..................            --            --         450,000           450        35,550
    Collection of subscription receivable
      March                    ..................            --            --            --            --            --
      December                                               --            --            --            --            --
  Net loss.......................................            --            --            --            --            --
                                                      -----------   -----------   -----------   -----------   -----------

BALANCE - DECEMBER 31, 2002......................         270,500   $       271    89,564,286   $    89,564   $12,700,894

  Proceeds from sale of preferred stock

    ($0.50 Per share)                                      75,000            75          --            --          37,425
    ($1.00 Per share)                                     150,000           150          --            --         149,850
    ($1.33 per share)                                       3,126             3          --            --           4,147
    ($1.36 Per share)                                         625             1          --            --             849
    ($1.52 Per share)                                      65,790            66          --            --          99,934
    ($1.60 Per share)                                       2,500             3          --            --           3,997
    ($1.70 Per share)                                      10,000            10          --            --          16,990
    ($1.78 Per share)                                      11,250            11          --            --          19,999
    ($1.84 Per share)                                         907          --            --            --           1,669
    ($1.85 Per share)                                      14,502            14          --            --          26,780
    ($1.92 Per share)                                         781             1          --            --           1,497
    ($2.00 Per share)                                      87,500            88          --            --         174,912
    ($2.40 Per share)                                      16,250            16          --            --          38,984
    ($2.80 Per share)                                       8,000             8          --            --          22,392

Preferred stock issued for services

    ($1.00 Per share)                                     148,285           148          --            --         148,137
    ($1.88 Per share)                                       4,250             4          --            --           7,996
    ($3.20 Per share)                                      17,500            18          --            --          55,982
    ($3.33 Per share)                                         300          --            --            --           1,000
    ($4.00 Per share)                                         100          --            --            --             400


Collection of subscription receivable                        --            --            --            --            --

Write-off of subscription receivable                         --            --            --            --            --

Net Loss                                                     --            --            --            --            --
                                                      -----------   -----------   -----------   -----------   -----------

BALANCE - DECEMBER 31, 2003                               887,166   $       887    89,564,286   $    89,564   $13,513,834
                                                      ===========   ===========   ===========   ===========   ===========


                                            See notes to financial statements.

                                                           F-4A



                                                        WATERCHEF, INC.
                                   (A Development Stage Company Commencing January 1, 2002)

                                             STATEMENT OF STOCKHOLDERS' DEFICIENCY



                                                                                  Accumulated      Deficit
                                                                                    Deficit      Accumulated
                                                           Stock                    Through         During          Total
                                                        Subscription   Treasury     December     Development     Stockholders'
                                                         Receivable      Stock      31, 2001        Stage         Deficiency
                                                        ------------   --------   ------------   -----------     ------------
-continued-
BALANCE - DECEMBER 31, 2001                                  (67,500)   (5,768)    (14,531,596)            -     (2,178,635)

  Extension of life of warrants ......................             -         -               -             -        111,000
  Sale of Preferred stock
    ($1.00 per share) ................................             -         -               -             -        117,500
  Shares issued for:
    Cash
      ($0.025 per share) .............................             -         -               -             -        100,000
    Services
      ($0.08 per share) ..............................             -         -               -             -         36,000
    Collection of subscription receivable ............        30,200         -               -             -         30,200
  Net loss ...........................................             -         -               -    (1,589,746)    (1,589,746)
                                                        ------------   -------    ------------   -----------    -----------

BALANCE - DECEMBER 31, 2002 ..........................       (37,300)   (5,768)    (14,531,596)   (1,589,746)    (3,373,681)

  Proceeds from sale of preferred stock

    ($0.50 Per share)                                              -         -              -              -         37,500
    ($1.00 Per share)                                              -         -              -              -        150,000
    ($1.33 per share)                                              -         -              -              -          4,150
    ($1.36 Per share)                                              -         -              -              -            850
    ($1.52 Per share)                                              -         -              -              -        100,000
    ($1.60 Per share)                                              -         -              -              -          4,000
    ($1.70 Per share)                                              -         -              -              -         17,000
    ($1.78 Per share)                                              -         -              -              -         20,010
    ($1.84 Per share)                                              -         -              -              -          1,669
    ($1.85 Per share)                                              -         -              -              -         26,794
    ($1.92 Per share)                                              -         -              -              -          1,498
    ($2.00 Per share)                                              -         -              -              -        175,000
    ($2.40 Per share)                                              -         -              -              -         39,000
    ($2.80 Per share)                                              -         -              -              -         22,400

Preferred stock issued for services

    ($1.00 Per share)                                              -         -              -              -        148,285
    ($1.88 Per share)                                              -         -              -              -          8,000
    ($3.20 Per share)                                              -         -              -              -         56,000
    ($3.33 Per share)                                              -         -              -              -          1,000
    ($4.00 Per share)                                              -         -              -              -            400


Collection of subscription receivable                         15,500         -              -              -         15,500

Write-off of subscription receivable                          21,800         -              -              -         21,800

Net Loss                                                           -         -              -    ( 3,535,479)   ( 3,535,479)

                                                        ------------   -------    ------------   -----------    -----------

BALANCE - DECEMBER 31, 2003                                       -    ( 5,768)  (  14,531,596) (  5,125,225)   ( 6,058,304)
                                                        ============   =======    ============   ===========    ===========


                                            See notes to financial statements.

                                                           F-4B



                                                  WATERCHEF INC.
                             (A Development Stage Company Commencing January 1, 2002)

                                             STATEMENTS OF CASH FLOWS


                                                                                                  For the period
                                                                       Years Ended December 31,   January 1, 2002
                                                                      -------------------------   to December 31,
                                                                         2003           2002           2003
                                                                      -----------   -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ......................................................... $( 3,535,479) $( 1,589,746)    $( 5,125,225)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Amortization of patents .....................................        1,854         1,853            3,707
       Non-cash compensation .......................................      213,685        36,000          249,685
       Loss on settlement of debt ..................................         -          206,150          206,150
       Non-dilution agreement termination cost .....................    2,477,376       208,935        2,686,311
       Inventory reserve ...........................................         -          159,250          159,250
       Write-off of stock subscription receivable                          21,800          -              21,800
    Change in assets and liabilities
     Inventory .....................................................            -   (    26,500)     (    26,500)
     Prepaid expenses and other current assets .....................    (  11,220)       56,500           45,280
     Accounts payable, accrued expenses
       and interest............................ ....................      296,686       487,105          783,791
                                                                     ------------   -----------     ------------
NET CASH USED IN OPERATING ACTIVITIES ..............................    ( 535,298)  (   460,453)     (   995,751)
                                                                     ------------   -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of stock subscription receivable .........................     15,500        30,200           45,700
  Proceeds from sale of preferred stock ............................      599,871       117,500          717,371
  Proceeds from sale of common stock ...............................            -       100,000          100,000
  Proceeds from sale of common stock to be issued ..................            -       200,000          200,000
                                                                     ------------   -----------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................      615,371       447,700        1,063,071
                                                                     ------------   -----------     ------------

NET INCREASE/(DECREASE) IN CASH ......................................     80,073       (12,753)          67,320

CASH AT BEGINNING OF YEAR ..........................................       22,758        35,511           35,511
                                                                     ------------   -----------     ------------
CASH AT END OF YEAR ................................................ $    102,831   $    22,758     $    102,831
                                                                     ============   ===========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest ....................................................... $      2,250   $      -        $      2,250
                                                                     ============   ===========     ============
    Income taxes ................................................... $       -      $      -        $       -
                                                                     ============   ===========     ============


                                        See notes to financial statements.

                                                        F-5

                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS

     WaterChef, Inc. (the "Company"), is a Delaware Corporation currently engaged in the design, marketing and sale of water dispensers and purification equipment both in and outside the United States.


2.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     a.   Basis of Presentation

          The Company discontinued its water cooler and filtration operations in November 2001. As a result the Company has refocused its efforts on raising capital and developing markets for its proprietary technology. Therefore, for financial purposes, the Company has determined that it has re-entered the development stage commencing January 1, 2002. The Company's statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2003 represent the cumulative, from inception information, required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises".

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from continuing operations of $3,535,479 and $1,589,746 for the years ended December 31, 2003 and 2002, respectively. Additionally, the Company has working capital and stockholders' deficiencies of $5,628,000 and $6,059,000 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     d. Stock-Based Compensation - In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for stock-based compensation according to APB Opinion No. 25.

     e. Revenue Recognition - Revenues are recognized when product is shipped, title passes and collectibility is reasonably assured. Allowances for estimated bad debts, sales allowance and discounts are provided when such sales are recorded.

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

                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     g. Loss Per Share - Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Diluted per share amounts are computed excluding common stock equivalents since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and the conversion of preferred stock for the years ended December 31, 2003 and 2002, were 35,382,471 and 10,187,082, respectively. These shares have been excluded from loss per share calculations as they are anti-dilutive. In addition, common stock to be issued upon stockholder approval of the increase in the authorized stock of the Company, aggregating 38,040,820 shares are also excluded from loss per share calculations.

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

     l.   Recent Accounting Pronouncements:

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


          Management does not believe that the adoption of this pronouncements will have a material effect on the Company's financial statements.

                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.   INVENTORY

     At December 31, 2003, inventory consisted of two complete units of the Company's water purification units valued at $26,500.

4.   NOTES PAYABLE

     Notes payable at December 31, 2003 consist of the following:

                                 (a)     156,396
                                 (b)     654,533
                                 (c)     265,388
                                       ---------
                                     $ 1,076,317
                                       =========

     (a) Loans payable - other: These are unsecured notes bearing interest ranging from 10% to 15% per annum, with no specific due date for repayment. Amounts due on these notes, inclusive of $73,171 in interest is $156,396, at December 31, 2003.

     (b) In April 2001, the Company issued a $400,000 promissory note at an interest rate of 2% per month. In consideration for the issuance of this note, 500,000 shares of the Company's common stock were issued to the note holder and a $74,000 debt discount was recorded and fully amortized in the year ended December 31, 2001. The principal balance and accrued interest were payable on September 1, 2001. The Company did not make such payment and was required to issue an additional 100,000 penalty shares of its common stock to the note holder. The Company recorded additional interest expense of $12,300 related to the issuance of these penalty shares. Amounts due on this note, inclusive of $254,533 in interest, is $654,533 at December 31, 2003. As of December 31, 2003, the note holder has not demanded payment, although there is no assurance that the note holder will continue to defer demand for repayment.

     (c) In November 2000, the Company entered into a Convertible Promissory Note agreement, whereby the Company may be advanced a maximum of $300,000. The Company was advanced the following: $100,000 in November 2000, $50,000 in December 2000 and $50,000 in January 2001. No further cash advances were made to the Company. The Convertible Promissory Note agreement also called for the payment of $100,000 of Company expenses. The advances bear interest at 10% per annum and were to have been repaid as of January 15, 2002. A maximum of 6,000,000 shares could have been issued upon conversion had the full $300,000 been advanced. As of December 31, 2003, the Company owed $265,388 on these advances, inclusive of $65,388 in interest. The Company and the note holder, by mutual consent, had agreed to extend the due date of the note to May 1, 2002 which has not been extended. All other terms and provisions of the note are unchanged. In May 2003, these note holders received a judgment against the Company for the principal sum of $200,000 plus interest.

5.   LOANS PAYABLE - STOCKHOLDER

     At December 31, 2003, the Company is obligated to its Chief Executive Officer and a significant stockholder for loans and advances made to the Company totaling $372,781,plus accrued interest of $81,353. These advances have been accruing interest ranging from 6% to 12% per annum. The loans have no repayment terms and the stockholder has agreed not to demand payment until July 1, 2005 at the earliest.

                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   COMMON STOCK TO BE ISSUED

     In February 2002, the Company's Board of Directors approved, pending stockholder approval, the increase in the number of authorized common shares to be issued to 190,000,000 shares. Such approval has not been received.

     During the year ended December 31, 2003, the Company had recorded liabilities for common stock to be issued for the following transactions:

     a.   Cash

          During the year end December 31, 2002, the Company received $200,000 for 4,000,000 shares of its common stock. These shares, will be issued upon the approval by the stockholders on the increase in the number of authorized common shares of the Company. These shares are not included in the loss per share calculations($200,000 is included in common stock to be issued as of December 31, 2003).

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

          Since the issuance of these shares is subject to stockholder approval, the measurement date for purposes of valuation will be established when such stockholder approval has been obtained. Accordingly, the Company is utilizing variable accounting to determine the value of these shares and the related liability is included in common stock to be issued. The value of these shares as of December 31, 2003 is $2,686,311.

     c.   Services

          During the year ended December 31, 2002, the Company agreed to issue to various parties an aggregate of 1,329,191 shares of its common stock in connection with professional services. These shares will be issued upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.


     d.   Settlement of Debt

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

                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          Furthermore, the Company had issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share.

          In the second quarter of 2002, the Company and the Bridge Lenders participating in the legal action, settled this dispute requiring the Company to: (i) Issue 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated ("participants") in this legal action. The Company prior to the settlement had recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500 settlement and the $339,400, or $158,100, is recorded as a loss on settlement of debt. (ii) Extend the warrants attached to the participants' debentures for another two years until March 2004, for which the Company has recorded a non cash expense charge of $111,000 which was recorded as loss on settlement of debt and (iii) Issue additional shares if the product of the $497,500, as valued for the 3,000,000 shares above, divided by the average daily trading price for the 30 days subsequent to the settlement, is greater than the original 3,000,000 shares. Due to these requirements the Company is obligated to issue an additional 14,037,671 shares, due to the average trading price of $0.0292 in the 30 days subsequent to the settlement. As of December 31, 2003, neither the 3,000,000 nor the additional shares of 14,037,671 have been issued, and accordingly the Company has recorded these shares as common stock to be issued valued at $497,500. These shares are not included in the loss per share calculations.

          The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date, totaling $84,850. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. The terms of their warrants were not extended, nor are they entitled to receive additional shares based on the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures which was recorded as loss on settlement of debt. As of December 31, 2003, the 750,000 shares have not been issued, and accordingly the Company has recorded these shares as common stock to be issued valued at $21,900. These shares are not included in the loss per share calculations.

          The total shares to be issued upon stockholder approval of the increase in the authorized stock of the Company as a result of the transactions described above aggregate 38,040,820.



                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock, issuable in series with rights, preferences, privileges and restrictions as determined by the board of directors.

     At December 31, 2003, outstanding preferred shares were as follows:



                                                                                      Liquidation
                                               Current                                Preference
                                               Annual         Total      Dividend     (including
           Authorized     Issued     Par      Dividend      Dividend     Arrearage    dividend
             Shares       Shares    Value    Requirement    Arrearage    Per Share    arrearage)
            -------      -------    -----    -----------    ---------    ---------    -----------
Series A    400,000       52,500    $  53     $  52,500     $ 465,100     $ 8.86      $   990,100
Series C    400,000      218,750      218        26,438        27,137        .13             -
Series D    400,000       93,000       93        55,800       417,600       4.49          417,600
Series F  1,000,000      522,916      523        70,645        20,258        .04             -
                         -------    -----     ---------     ---------                 -----------
                         887,166    $ 887     $ 205,383     $ 930,095                 $ 1,407,700
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

     Series C:

     During the year ended December 31, 2002 the Company sold Series C 15%
     Convertible Preferred stock at $1.00 per share. These shares convert in one year. All dividends are cumulative and are payable in shares of the Company's common stock valued at the then-current market price per share, or upon conversion, whichever is earlier. The conversion rate for shares, and accrued dividends payable, is 33.33 shares of common for each $1.00 of preferred stock and dividends payable, or $0.03 for each share of common stock. The Series C Preferred stockholders have voting rights equal to the common stockholders. The Series C preferred stock has no stated rights in the assets of the Company upon liquidation. During 2002, the Company sold
     125,000 shares of Series C preferred stock. For each share of preferred stock purchased, the buyer also receive the right to receive an additional
     33.33 shares of common stock upon conversion as the market value of the stock was $0.015 at issuance.

     Cash
     ----

     In April 2003, the Company issued 12,500 shares and raised $25,000 through the sale of Series C convertible preferred stock.

     In the year ended December 31, 2002, the Company sold 125,000 shares and raised $117,500 through the sale of Series C convertible preferred stock.

     Services
     --------

     In January 2003, the Company issued 30,000 shares of its Series C convertible preferred stock for professional services totaling $30,000.

     In April 2003, the Company issued an aggregate of 51,250 shares of its Series C convertible preferred stock for professional services totaling
     $51,250.

                                      F-12

                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

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

     Series F

     In April 2003, management authorized the Company to raise up to $550,000 Through a private placement by issuing 105 two-year convertible preferred instruments. The preferred, designated as Series F, and providing for one million shares in total, will be convertible into shares of Water Chef's common stock at such time as the stockholders of the corporation approve an increase in the authorized capital stock of the corporation. All dividends are cumulative and are payable in shares of the Company's common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier. The conversion rate for shares and accrued dividends payable is 40 shares of common for each share of preferred stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the company upon liquidation.

     Although there was a discount upon the issuance of all of the Series F preferred stock in accordance with Emerging Issue Task Force ("EITF") 98-5, a security is not yet convertible if certain contingencies exist which are dependent upon the occurrence of a future event outside the control of the security holder. In this case, the shares can only be converted into common stock after the stockholders of the Company approve an increase in the authorized capital stock of the corporation. In accordance with EITF 98-5, any beneficial conversion (discount) feature is measured at the commitment date, but will not be recognized as an adjustment to earnings until the contingency is resolved, (the date the increase in shares are approved). As of December 31, 2003, the deferred contingent beneficial conversion adjustment was approximately $1,078,000.


     Cash
     ----

     In April 2003, the Company raised $87,500 through the sale of Series F convertible preferred stock.

     In July 2003 and August 2003, the Company raised an additional $75,000 and $153,510, respectively through the sale of Series F convertible preferred stock.

     In the 4th Quarter of 2003, the Company raised an additional $258,861 through the sale of Series F convertible preferred stock.

                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



     Services
     --------

     In August 2003 and September 2003, the Company issued an aggregate of 67,035 shares of its Series F convertible preferred stock for professional services totaling $67,035.

     In December 2003, the Company issued an aggregate of 22,150 shares of its Series F convertible preferred stock for professional services totaling $65,400.


8.   COMMON STOCK

     In February 2002, the Company's Board of Directors approved, pending stockholder approval, the increase in the number of authorized common shares to be issued to 190,000,000 shares. Such approval has not been received.

     a. Cash -

                  In the year ended December 31, 2002, the Company sold 2,500,000 shares of its common stock for total proceeds of $100,000, or $.04 per share.

     b. Services -

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

     In March 1997, the Company, in connection with Bridge Loans for $375,000 issued warrants to purchase 2,500,001 shares of common stock at $.15 per share. These warrants had a life of five years and were to have expired in March 2002. In the year ended December 31, 2000, a total of 333,334 common shares were issued upon the exercise of a like number of warrants, for net proceeds of $50,000. Of the remaining 2,166,667 un-exercised warrants at March 2002, a total of 1,666,667 warrants had their lives extended for an additional two years until March 2004. The remaining balance of 500,000 warrants were not extended, and accordingly they have expired. The extension of the exercise date was part of a settlement that the Company had reached with certain debenture holders that had brought a legal action against the Company.

     During 2002, the Company has valued the extension of these warrants at $111,000, which has been included in the loss on settlement of debt.

     The fair value of each stock option, or warrant granted, is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant, nor issue, options or warrants in the year ended December 31, 2003.

                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
     The following tables illustrates the Company's stock option and warrant issuances and balances outstanding as of, and during the years ended December 31, 2003 and 2002:


                                        Shares Underlying   Weighted Average
                                            Warrants         Exercise Price
                                        -----------------   ----------------
     Outstanding at December 31, 2002       2,166,667            $ 0.15
        Granted                                     -                 -
        Expired                              (500,000)             0.15
        Exercised                                   -                 -
                                        -----------------    ---------------
     Outstanding at December 31, 2002       1,666,667            $ 0.15
        Granted                                     -                 -
        Expired                                     -                 -
        Exercised                                   -                 -
                                        -----------------    ---------------
     Outstanding at December 31, 2003       1,666,667            $ 0.15
                                        =================    ===============

--------------------------------------------------------------------------------

     The following is additional information with respect to the Company's warrants as of December 31, 2003:

              WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
 -----------------------------------------------   -----------------------------

                            Weighted
                                Average Weighted
             Number of     Remaining     Average    Number of      Weighted
 Exercise  Outstanding    Contractual   Exercise   Exercisable      Average
  Price      Warrants        Life        Price      Warrants     Exercise Price
---------  ------------   ------------   -------  ------------   --------------
  $ 0.15     1,666,667     1.25 years    $ 0.15     1,666,667        $ 0.15
=========  ============   ============   =======  ============    ============

10.  LEASES

     The Company's lease for its administrative facilities located in Glen Head, New York on a month to month basis.

     Rent expense, for the years ended December 31, 2003 and 2002 was $25,797 and $22,548, respectively.

11.  INCOME TAXES

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

                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     For the year ended December 31, 2003 and 2002, no provision for income taxes Has been provided for, as a result of continued net operating losses. The Company is subject to certain state and local taxes based on capital.

     The Company has net operating loss carryforwards for federal income tax purposes totaling approximately $15,000,000 at December 31, 2003. These carryforwards expire between the years 2009 through 2023. Utilization of these loss carryforwards may be limited under Internal Revenue Code Section
     382. The deferred tax asset arising from the net operating loss carryforwards has been offset by a corresponding valuation allowance.

     The valuation allowance primarily relates to the federal and state net Operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of $6,000,000 is provided. The net change in the valuation allowance increased approximately $500,000 during 2003 related to increased net operating losses.

12.  MAJOR CUSTOMERS

     The Company recorded no sale and one sale to one major customer for the year ended December 31, 2003 and 2003 respectively.


13.  COMMITMENTS AND CONTINGENCIES

     The Company was a defendant in an action brought by a customer on June 6, 2001, relating to a series of contracts that the Company entered into. The customer had claimed that the Company breached these contracts by shipping certain goods in November 1997, that did not conform to the contract. Most of the damages that the customer sought consist of lost business profits. Company management, and legal counsel, believed that the action was without merit. However, due to the costs in defending the Company in such a legal action, Company management opted for a settlement in 2003 as the most cost effective manner to handling this matter. The Company has agreed to pay the customer a total of $27,500 over nine months which has been paid in full as of December 31, 2003.

     In May 2001, the Company entered into a distribution agreement with a company (the "Sub distributor") based in the State of Jordan. The Sub distributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station", in the calendar year commencing January 1, 2001. A minimum purchase of 50 units are required to be purchased in each of the subsequent years commencing January 1, 2002 and 2003, respectively. During the year ended December 31, 2001, 18 units had been shipped under this agreement. The sale will be recognized when the Company receives payments. The Company recorded the cost of the inventory shipped as a loss contingency of $242,035 during the year ended December 31, 2001, since return of the items is uncertain.

                                                                 WATERCHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)

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