Form 10KSB/A
period 2003-12-31
WATER CHEF INC
filed 2004-04-15
CIK 764839

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

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

                             Commission file number:
                                     -------

                                 WATERCHEF, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Delaware                                            86-0515678
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                              1007 GLEN COVE AVENUE
                              GLEN HEAD, NY 11545
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (516) 656-0059
                                 ---------------
                           (Issuer's telephone number)

Securities registered under section 12(b) of the Exchange Act: None

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
YES X    NO
   ----    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  X
                              -----

The issuer's net sales for the most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 10, 2004 was approximately $13,913,000.

As of March 10, 2004, the Registrant had 89,559,886 shares of its Common Stock,
$0.001 par value, issued and outstanding.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    Exhibit No.         Exhibit Description

        *10.1           Mutual Settlement  Agreement and General Release,  dated
                        June 20, 2002, by and between the Company; K. Thomas and
                        Callaway  Decoster,  as  husband  and  wife;  K.  Thomas
                        Decoster,  individually;   Michael  P.  and  Roberta  S.
                        Gaudette,  as husband and wife;  Dominic M.  Strazzulla;
                        the Felix A.  Hertzka  Estate;  Claudette L. Gelfand and
                        the Claudette L. Gelfand  Revocable Trust;  Catherine C.
                        Griffin;  Michael B. and Diane L. Hayden, as husband and
                        wife;  Alexander Harris;  Holly O. Harris; and Joseph R.
                        Fichtl and the Joseph R. Fichtl 1995 Trust.

        *10.2           Addendum to Settlement  Agreement,  dated June 20, 2002,
                        by and  between  the  Company;  K.  Thomas and  Callaway
                        Decoster,  as  husband  and wife;  K.  Thomas  Decoster,
                        individually;  Michael P. and  Roberta S.  Gaudette,  as
                        husband and wife;  Dominic M.  Strazzulla;  the Felix A.
                        Hertzka  Estate;  Claudette L. Gelfand and the Claudette
                        L.  Gelfand  Revocable  Trust;   Catherine  C.  Griffin;
                        Michael B. and Diane L.  Hayden,  as  husband  and wife;
                        Alexander Harris;  Holly O. Harris; and Joseph R. Fichtl
                        and the Joseph R. Fichtl 1995 Trust.

        **31            Certification  of the Chief Executive  Officer and Chief
                        Financial   Officer  pursuant  to  Section  302  of  the
                        Sarbanes-Oxley Act of 2002.

        **32            Certification  of the Chief Executive  Officer and Chief
                        Financial   Officer  pursuant  to  Section  906  of  the
                        Sarbanes-Oxley Act of 2002.

----------
*   Filed herewith
**  Previously  filed  as  an  exhibit to the Company's Form 10-KSB for the year ended December 31, 2003.

                                   SIGNATURES
                                   ----------

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          WATERCHEF, INC.

Date: April 14, 2004      By: /s/ David A. Conway
                             ---------------------------------------------------
                          Name:  David A. Conway
                          Title: President, Chief Executive Officer and Chief
                                 Financial Officer (Principal Operating Officer)

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.

          Signature                            Title                                                    Date

/s/ David A. Conway                      Chairman of the Board, President, Chief                  April 14, 2004
-------------------------------------    Executive Officer and Chief Financial Officer
David A. Conway

                                         Director                                                 April 14, 2004
-------------------------------------
Marshall S. Sterman

/s/ Jack Clarke                          Director                                                 April 14, 2004
-------------------------------------
Jack Clarke