Form 10QSB
period 2004-03-31
WATER CHEF INC
filed 2004-05-17
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from                  to
                               ----------------    -----------------

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

                                 516-656-0059
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                        OUTSTANDING AS OF APRIL 30, 2004

CLASS                                                                 Common
-----                                                                 ------
Par value $0.001 per share                                          89,917,019

                                WATERCHEF, INC.

                                    INDEX




PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  2
       At March 31, 2004

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       3
       For the Three Months Ended March 31, 2004 and 2003
       For the Period January 1, 2002 (Inception) to
         March 31, 2004

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)        4 - 5
       For the Three Months Ended March 31, 2004

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       6
       For the Three Months Ended March 31, 2004 and 2003
       For the Period January 1, 2002 (Inception) to
         March 31, 2004

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                7 - 11

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN               12 - 14
              OF OPERATIONS

   ITEM 3 - CONTROLS AND PROCEDURES                                       14

PART II - OTHER INFORMATION:

   ITEM 1 - LEGAL PROCEEDINGS                                             15


   ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
             PURCHASES OF EQUITY SECURITIES                               15



   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               N/A



   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15



   ITEM 5 - OTHER INFORMATION                                             N/A



   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            15 - 16

SIGNATURE                                                                 17

CERTIFICATION

EXHIBITS

                                 WATERCHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                             CONDENSED BALANCE SHEET

                                AT MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                             $    306,363
  Inventory                                                              13,250
  Prepaid expenses                                                       66,978
                                                                   ------------
      TOTAL CURRENT ASSETS                                              386,591
                                                                   ------------
OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $5,552                                               20,503
  Other assets                                                            3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 23,665
                                                                   ------------
      TOTAL ASSETS                                                 $    410,256
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES:
  Accounts payable                                                 $    150,609
  Accrued expenses and other current liabilities                      1,064,478
  Notes payable (including accrued interest of $424,682)              1,107,907
  Common stock to be issued                                           3,184,790
  Debenture liabilities                                                 519,400
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       6,027,184

LONG-TERM LIABILITIES:
  Loans payable to shareholder (including accrued interest
    of $87,319)                                                         460,101
                                                                   ------------
      TOTAL LIABILITIES                                               6,487,285
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.001 par value; 10,000,000 shares
    authorized; 1,069,676 shares issued and outstanding                   1,070
  Common stock - $.001 par value; 90,000,000 shares
    authorized; 89,921,419 shares issued and 89,917,019
    shares outstanding                                                   89,921
  Additional paid-in capital                                         14,095,937
  Subscription receivable                                                (6,666)
  Treasury stock, at cost - 4,400 shares of common stock                 (5,768)
  Accumulated deficit through December 31, 2001                     (14,531,596)
  Deficit accumulated during development stage                       (5,719,927)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                 (6,077,029)
                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $    410,256
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



                                        WATERCHEF, INC.
                   (A Development-Stage Company Commencing January 1, 2002)

                              CONDENSED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)



                                                For the Three Months Ended    For the Period
                                                        March 31,             January 1,2002
                                               ----------------------------   (Inception) to
                                                   2004            2003       March 31, 2004
                                               ------------    ------------    ------------
SALES                                          $     56,290    $       --      $     96,290

COST OF SALES                                        29,250          24,000         363,680
                                               ------------    ------------    ------------
GROSS (LOSS) PROFIT                                  27,040         (24,000)       (267,390)

GENERAL AND ADMINISTRATIVE EXPENSES                 285,706         167,630       1,892,451

NON-DILUTION AGREEMENT TERMINATION COST             298,479         537,262       2,984,790

INTEREST EXPENSE                                     37,557          37,369         369,146

LOSS ON SETTLEMENT OF DEBT                             --              --           206,150
                                               ------------    ------------    ------------
NET (LOSS)                                         (594,702)       (766,261)     (5,719,927)

PREFERRED STOCK DIVIDENDS                           (55,638)        (33,168)       (321,502)
                                               ------------    ------------    ------------
NET (LOSS) APPLICABLE TO COMMON STOCK          $   (650,340)   $   (799,429)   $ (6,041,429)
                                               ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE        $      (0.01)   $      (0.01)
                                               ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                              89,917,019      89,559,886
                                               ============    ============


                         See notes to condensed financial statements.

                                               3



                                          WATERCHEF, INC.
                     (A Development-Stage Company Commencing January 1, 2002)

                         CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            (UNAUDITED)



                                                   Preferred Stock            Common Stock
                                                -----------------------   -----------------------
                                                  Shares       Amount       Shares       Amount
                                                ----------   ----------   ----------   ----------
For the Three Months Ended March 31, 2004:
---------------------------------------------

Balance - January 1, 2004                          887,166   $      887    89,564,286   $   89,564

Proceeds from sale of preferred stock

  ($2.00 Per share)                                 58,334           59           --           --
  ($2.40 Per share)                                  3,860            4           --           --
  ($2.60 Per share)                                 19,231           19           --           --
  ($2.80 Per share)                                  3,000            3           --           --
  ($4.00 Per share)                                  3,984            4           --           --
  ($4.80 Per share)                                 41,668           42           --           --

Preferred stock issued for services

  ($2.00 Per share)                                 17,265           17           --           --
  ($3.20 Per share)                                 20,625           21           --           --
  ($4.00 Per share)                                  1,000            1           --           --
  ($4.27 Per share)                                  9,375            9           --           --
  ($4.80 Per share)                                  4,168            4           --           --

Common stock issued for services

  ($0.05 Per share)                                     --           --       357,133         357

Net loss                                                --           --           --           --
                                                ----------   ----------   ----------   ----------
Balance - March 31, 2004                         1,069,676   $    1,070   89,921,419   $   89,921
                                                ==========   ==========   ==========   ==========


                                                             Additional     Stock
                                                              Paid-In    Subscription   Treasury
                                                              Capital     Receivable     Stock
                                                             ----------   ----------   ---------
For the Three Months Ended March 31, 2004:
--------------------------------------------

Balance - January 1, 2004                                   $13,513,834   $       --    $  (5,768)

Proceeds from sale of preferred stock

  ($2.00 Per share)                                             116,608       (6,666)         --
  ($2.40 Per share)                                               9,256           --          --
  ($2.60 Per share)                                              49,981           --          --
  ($2.80 Per share)                                               8,397           --          --
  ($4.00 Per share)                                              15,925           --          --
  ($4.80 Per share)                                             199,958           --          --

Preferred stock issued for services

  ($2.00 Per share)                                              34,513           --          --
  ($3.20 Per share)                                              65,979           --          --
  ($4.00 Per share)                                               3,999           --          --
  ($4.27 Per share)                                              39,991           --          --
  ($4.80 Per share)                                              19,996           --          --

Common stock issued for services

  ($0.05 Per share)                                              17,500           --          --

Net loss                                                            --            --          --
                                                            -----------    ----------   ---------
Balance - March 31, 2004                                    $14,095,937    $  (6,666)   $ (5,768)
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

                                                 4



                                          WATERCHEF, INC.
                     (A Development-Stage Company Commencing January 1, 2002)

                         CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            (UNAUDITED)



                                                         Accumulated    Deficit
                                                           Deficit    Accumulated
                                                           Through       During        Total
                                                         December 31, Development   Stockholders'
                                                            2001         Stage       Deficiency
                                                         -----------  ------------  ------------
For the Three Months Ended March 31, 2004:
---------------------------------------------

Balance - January 1, 2004                               $(14,531,596) $ (5,125,225) $ (6,058,304)

Proceeds from sale of preferred stock

  ($2.00 Per share)                                               --            --       110,001
  ($2.40 Per share)                                               --            --         9,260
  ($2.60 Per share)                                               --            --        50,000
  ($2.80 Per share)                                               --            --         8,400
  ($4.00 Per share)                                               --            --        15,929
  ($4.80 Per share)                                               --            --       200,000

Preferred stock issued for services

  ($2.00 Per share)                                               --            --        34,530
  ($3.20 Per share)                                               --            --        66,000
  ($4.00 Per share)                                               --            --         4,000
  ($4.27 Per share)                                               --            --        40,000
  ($4.80 Per share)                                               --            --        20,000


Common stock issued for services

  ($0.05 Per share)                                               --            --        17,857

Net loss                                                          --      (594,702)     (594,702)

                                                        ------------   -----------   -----------
Balance - March 31, 2004                                $(14,531,596)  $(5,719,927)  $(6,077,029)
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

                                                 5



                                           WATERCHEF, INC.
                      (A Development-Stage Company Commencing January 1, 2002)

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                   For the Three Months Ended       For the Period
                                                            March 31,               January 1, 2002
                                                   --------------------------       (Inception) to
                                                       2004          2003           March 31, 2004
                                                   -----------    -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                       $  (594,702)   $  (766,261)        $(5,719,927)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                        463            463               4,170
      Non-cash Compensation                            182,387         30,000             425,407
      Non-dilution agreement termination cost          298,479        537,262           2,991,455
      Loss on settlement of debt                          --             --               206,150
      Inventory reserve                                   --             --               159,250
      Write-off of stock subscription receivable          --             --                21,800
  Changes in assets and liabilities:
    Inventory                                           13,250           --               (13,250)
    Prepaid expenses and other current assets          (55,758)          --               (10,478)
    Accounts payable, accrued expenses
      and interest                                     (34,177)       150,778             749,614
                                                   -----------    -----------         -----------
      NET CASH USED IN OPERATING ACTIVITIES           (190,058)       (47,758)         (1,185,809)
                                                   -----------    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscription receivable                           --             --                45,700
  Proceeds from sale of preferred stock                393,590         25,000           1,110,961
  Proceeds from sale of common stock                      --             --               100,000
  Proceeds from sale of common stock
    to be issued                                          --             --               200,000
                                                   -----------    -----------         -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        393,590         25,000           1,456,661
                                                   -----------    -----------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                203,532        (22,758)            270,852

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        102,831         22,758              35,511
                                                   -----------    -----------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $   306,363    $      --           $   306,363
                                                   ===========    ===========         ===========


                            See notes to condensed financial statements.

                                                  6

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - DESCRIPTION OF BUSINESS

WaterChef, Inc. (the "Company"), is a Delaware Corporation currently engaged in the design and marketing of water dispensers and purification equipment both inside and outside the United States.

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on March 12, 2004, for the year ended December 31, 2003.

Stock-Based Compensation - In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for stock-based compensation according to APB Opinion No. 25.

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following periods ended March 31, 2004 and 2003 as follows:


                                                     Period Ended March 31,
                                                ------------------------------
                                                   2004               2003
                                                -----------        -----------

Net loss                                        $  (594,702)       $  (766,261)
Stock-based employee compensation cost,
  net of tax effect, under fair value
  accounting                                        (34,618)                 -
                                                -----------        -----------

Proforma net loss under fair value method       $  (629,320)       $  (766,261)
                                                ===========        ===========

Loss per share - basic and diluted                   $(0.01)            $(0.01)
Per share stock-based employee
  compensation cost, net of tax
  effect, under fair value accounting                     -                  -
                                                     ------             ------

Proforma loss per share - basic and diluted          $(0.01)            $(0.01)
                                                     ======             ======

During the current quarter, the Company has issued 6,000,000 stock options to purchase common stock of the Company to the president and a director. The total stock options granted may be converted to common stock at an exercise price of $0.25 over the defined vesting period which extends up to five years.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency of approximately $5,641,000 at March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - RECENT ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

NOTE 5 - COMMON STOCK TO BE ISSUED

          In February 2002, the Company's Board of Directors approved, pending stockholder approval, the increase in the number of authorized common shares to be issued to 190,000,000 shares. Such approval has not yet been received, although on May 10, 2004, the Company filed a proxy statement for a special meeting to be held on June 4, 2004 where the Company will seek the approval of its stockholders to amend the Company's Articles of Incorporation to reflect such increase.

          During the quarter ended March 31, 2004, the Company had recorded liabilities for common stock to be issued for the following transactions:

     a.   Cash

          During the year end December 31, 2002, the Company received $200,000 for 4,000,000 shares of its common stock. These shares, will be issued upon the approval by the stockholders on the increase in the number of authorized common shares of the Company. These shares are not included in the loss per share calculations($200,000 is included in common stock to be issued as of March 31, 2004).

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

          Since the issuance of these shares is subject to stockholder approval, the measurement date for purposes of valuation will be established when such stockholder approval has been obtained. Accordingly, the Company is utilizing variable accounting to determine the value of these shares and the related liability is included in common stock to be issued. The value of these shares as of March 31, 2004 is $2,984,792.

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - COMMON STOCK TO BE ISSUED(Continued)

     c.   Services

          During the year ended December 31, 2002, the Company agreed to issue to various parties an aggregate of 1,329,191 shares of its common stock in connection with professional services. These shares will be issued upon the approval by the stockholders of the increase in the number of authorized common shares of the Company. These shares are not included in the loss per share calculation.


          The total shares to be issued upon stockholder approval of the increase in the authorized stock of the Company as a result of the transactions described above aggregate 20,253,149.

NOTE 6 - DEBENTURE LIABILITIES

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

          In the second quarter of 2002, the Company and the Bridge Lenders participating in the legal action, settled this dispute requiring the Company to: (i) Issue a minimum of 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated ("participants") in this legal action. The Company prior to the settlement had recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500 settlement and the $339,400, or $158,100, is recorded as a loss on settlement of debt.
          (ii) Extend the warrants attached to the participants' debentures for another two years until March 2004, for which the Company has recorded a non cash expense charge of $111,000 which was recorded as loss on settlement of debt and (iii) Issue additional shares if the product of the $497,500, as valued for the 3,000,000 shares above, divided by the average daily trading price for the 30 days subsequent to the settlement, is greater than the original 3,000,000 shares. Due to these requirements the Company is obligated to issue an additional 14,037,671 shares, due to the average trading price of $0.0292 in the 30 days subsequent to the settlement. As of March 31, 2004, neither the 3,000,000 nor the additional shares of 14,037,671 have been issued, and accordingly the Company has valued these shares at $497,500, which are recorded in the financial statements as Debenture Liabilities. These shares are not included in the loss per share calculations. If at the time the shares are issued, the stock price exceeds $0.0292 per share, the value of the 17,037,671 shares issued will exceed $497,500 and the Company will record a loss on settlement of debt.

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - DEBENTURE LIABILITIES(Continued)


          The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date, totaling $84,850. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. The terms of their warrants were not extended, nor are they entitled to receive additional shares based on the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures which was recorded as loss on settlement of debt. As of March 31, 2004, the 750,000 shares have not been issued, and accordingly the Company has valued these shares at $21,900 which are included in the financial statements as Debenture Liabilities. These shares are not included in the loss per share calculations.

          The total shares to be issued upon stockholder approval of the increase in the authorized stock of the Company as a result of the transactions described above aggregate 17,787,671.


NOTE 7 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented.


Diluted net income per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented, plus any dilutive common stock equivalents. Common stock equivalents consisting of warrants were not included in the calculation of loss per share for the three months ended March 31, 2004 and 2003 because their inclusion would have been antidilutive. Total shares issuable upon the exercise of options, warrants and the conversion of preferred stock for the three months ended March 31, 2004 and 2003 were 49,781,309 and 8,025,398, respectively. In addition, common stock to be issued upon stockholder approval of the increase in the authorized stock of the Company, aggregating 38,040,820 shares are also excluded from loss per share calculations.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

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



NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 9 - PREFERRED STOCK-SERIES F

During 2003, management authorized the Company to raise up to $550,000 through a private placement by issuing 10% two-year convertible preferred instruments. The preferred, designated as Series F, and providing for one million shares in total, will be convertible into shares of Water Chef's common stock at such time as the stockholders of the corporation approve an increase in the authorized capital stock of the corporation. All dividends are cumulative and are payable in shares of the Company's common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier. The conversion rate for shares and accrued dividends payable is 40 shares of common for each share of preferred stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation.

Although there was a discount upon the issuance of all of the preferred stock in accordance with Emerging Issue Task Force ("EITF") 98-5, a security is not yet convertible if certain contingencies exist which are dependent upon the occurrence of a future event outside the control of the security holder. In this case, the shares can only be converted into common stock after the stockholders of the Company approve an increase in the authorized capital stock of the corporation. In accordance with EITF 98-5, any beneficial conversion (discount) feature is measured at the commitment date, but will not be recognized as an adjustment to earnings until the contingency is resolved,(the date the increase in shares are approved). As of March 31, 2004, the deferred contingent beneficial conversion adjustment was approximately $1,966,047.

Cash
----

During the three months ended March 31, 2004, the Company raised $393,590 through the sale of shares Series F convertible preferred stock.

Services
--------

In January 2004, the Company issued an aggregate of 357,133 shares of its Common stock for professional services totaling $17,857.


In March 2004, the Company issued an aggregate of 52,433 shares of its Series F convertible preferred stock for professional services totaling $164,530.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations
---------------------
Revenue for the three months ended March 31, 2004 and March 31, 2003 were $56,290 and $0 respectively. During the current quarter, the Company sold one purification system.

Cost of sales for the three month periods ended March 31, 2004 and March 31, 2003 were $29,250 and $24,000 respectively, an increase of 22%. An analysis of the components of cost of sales in the 2004 and 2003 periods follows:

     Cost of Sales       Actual         Rent and Overhead
        Period            CGS       Payments to Manufacturer       Total

       03/31/04         $ 13,250           $ 16,000               $ 29,250

       03/31/03            -                 24,000                 24,000


Selling, general and administrative expenses for the three months ended March 31, 2004 were $285,706, compared to $167,630 for the year earlier period, an increase of 71%, primarily due to higher marketing costs and sales commissions.

The net loss for the period ended March 31, 2004 was $594,702 compared to $766,261 in the period ended March 31, 2003.

Liquidity and Capital Resources
-------------------------------
At March 31, 2004 the Company had a working capital deficiency of approximately $5,641,000. In addition the Company continues to suffer recurring losses. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern, These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

During the three months ended March 31, 2004 the Company raised $393,590 from the sale of preferred stock.


Settlements
-------------

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

The Company and the Bridge Lenders settled this dispute for a total $497,500, payable in shares of the Company's common stock. The number of shares of common stock to be paid was determined by dividing $497,500 by the average daily trading price of WaterChef common over a thirty(30)day trading period, commencing upon the execution of the settlement agreement. Due to these requirements, the Company is obligated to issue 17,037,671 shares of common stock, based on an average price over the measurement period of $0.0292. The total authorized common stock of the Company does not currently provide a sufficient number of authorized and unissued shares to fulfill the terms of the settlement agreement. As such the Company has recorded these 17,037,671 shares to be issued as Debenture Liabilities for $497,500 as of March 31, 2004. If at the time the shares are issued, the stock price exceeds $0.0292 per share, the value of the 17,037,671 shares issued will exceed $497,500 and the Company will record a loss on settlement of debt.

In addition to the issuance of the above-mentioned shares, attached to the original Bridge Loans were warrants for the purchase of the Company's common stock at $0.15 per share. The debenture holders that participated in the legal action had the lives of their warrants extended until March 2004 as part of the settlement agreement, and such warrants have now been extended for a period of twelve months following the registration of the shares underlying those warrants A total of 1,666,667 shares of common stock may be purchased under these extended warrants. In 2002, the Company has recorded a non-cash charge of $111,000 related to the extension of the lives of these warrants. Such charge is included in the loss on settlement of debt.

In addition to the above settlement with Bridge Lender who participated in the legal action, the Company settled its obligation with debenture holders that did not participate ("non-participating debenture holders") in the legal action. These non-participating debenture holders had total debentures of $75,000, plus accrued interest of $9,850, totaling $84,850 as of the settlement date. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. The terms of their warrants were not extended, nor are they entitled to receive additional shares based of the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. The Company has recorded a $62,950 gain with regard to the settlement of the non-participating debentures. As of December 31, 2002, the 750,000 shares have not been issued as the Company does not currently have a sufficient number of authorized and unissued common shares to settle these non-participating debentures. As such the Company has recorded these 750,000 shares to be issued Debenture Liabilities for $21,900 as of March 31, 2004. In addition the Company recorded charge of $298,479 in 2004, and $537,262 in 2003 for the voluntary surrender by the Company's President and CEO of his anti-dilution agreement. Such cost is expected to be satisfied with the issuance of 14,923,958 shares of common stock, upon approval by the Company's shareholders, in the number of authorized shares of the Company common stock. As such the Company has recorded these 14,923,958 shares to be issued as a liability in common stock to be issued for $2,984,790 as of March 31, 2004.

During the year ended December 31, 2002, the Company received $200,000 for 4,000,000 shares of its common stock. These shares will be issued upon the approval by the stockholders of the increase in the number of authorized common shares of the Company. Therefore the Company has recorded these 4,000,000 shares to be issued as a liability in common stock to be issued for $200,000 as of March 31, 2004.

During the year ended December 31, 2002, the Company agreed to issue to various third parties an aggregate of 1,329,191 shares of its common stock in connection with professional services. These shares will be issued upon the approval by the stockholders of the increase in the number of authorized common shares of the Company. These shares are not included in the loss per share calculation.

On May 10, 2004 the Company filed a proxy statement for a special meeting to be held on June 4, 2004 to request approval of its stockholders for an increase in the authorized shares of the Company from 100,000,000 shares to 200,000,000 shares. This increase in the outstanding will dilute the ownership interest of current shareholders and will adversely affect earnings per share and may result in a lower market value for the Company's stock.

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

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

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

PART 11 -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is plaintiff in a criminal action, brought against I. Salman Import and Export Trading Establishment and two employees of the Jordan National Bank, before the Supreme Court of Justice in the Kingdom of Jordan in November 2002 seeking full payment for PureSafe Water Stations shipped to a customer in Jordan, related costs and damages. Jordanian counsel has been retained and is confident that the Company will prevail.

ITEM 2 - CHANGES IN SECURITIES

During the three months ended March 31, 2004, the Company raised $393,590 through the sale of shares Series F convertible preferred stock.

In January 2004, the Company issued an aggregate of 357,133 shares of its Common stock for professional services totaling $17,857.

In March 2004, the Company issued an aggregate of 52,433 shares of its Series F convertible preferred stock for professional services totaling $164,530.


ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2004, the Company filed a definitive proxy statement with the Securities and Exchange Commission for a special meeting of the Company's shareholders to amend the Certificate of Incorporation to increase the authorized capital stock of the Company from 100,000,000 shares to 200,000,000 shares, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock, which Certificate of Amendment was approved by the Board of Directors on August 20, 2002.


ITEM 5 - OTHER INFORMATION

         None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

          Exhibit No.      Description
          -----------      -----------

10.1 Mutual Settlement Agreement and General Release, dated June 20,2002, by and between the Company: K. Thomas and Callaway Decoster, as husband and wife; K. Thomas Decoster, Individually; Michael P. and Roberta S. Gaudette, as husband and wife; Dominic M. Strazzulla; the Felix A. Hertzka Estate; Claudette L. Gelfand Revocable Trust; Catherine C. Griffin; Michael B. and Diane L. Hayden, as husband and wife; Alexander Harris; Holly O. Harris; and Joseph R. Fichtl and the Joseph R. Fichtl 1995 Trust. Attached as Exhibit 10.1 to the Company's Amendment to Annual Report on Form 10K/A for the fiscal year ended December 31, 2003.

10.2 Addendum to Settlement Agreement, dated June 20, 2002, by and between the Company; K. Thoma and Callaway Decoster, as husband and wife; K. Thomas Decoster, individually; Michael P. and Roberta S. Gaudette, as husband and wife; Dominic M. Strazzulla; the Felix A. Hertzka Estate; Claudette L. Gelfand Revocable Trust; Catherine C. Griffin; Michael B. and Diane L. Hayden, as husband and wife; Alexander Harris; Holly O. Harris; and Joseph R. Fichtl and the Joseph R. Fichtl 1995 Trust. Attached as Exhibit 10.2 to the Company's Amendment to Annual Report on Form 10K/A for the fiscal year ended December 31, 2003.

* 10.3 Form of Second Amendment to Settlement Agreement, dated retroactively as of June 20, 2002, by and between the Company; K. Thomas and Callway Decoster, as husband and wife; K. Thomas Decoster, individually; Michael P. and Roberta S. Gaudette, as husband and wife;Dominic M. Strazzulla; the Felix A. Hertzka Estate; Claudette L. Gelfand and the Claudette L Gelfand Revocable Trust; Catherine C. Griffin; Michael B.and Diane L. Hayden, as husband and wife; Alexander Harris; Holly O. Harris; and Joseph R. Fichtl and the Joseph R. Fichtl 1995 trust.


*31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 * filed herewith

(b) Reports on Form 8-K

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            WaterChef, Inc.

5/14/2004                                   /s/  David A. Conway
Date                                        -----------------------------------
                                                 David A. Conway
                                                 President, Chief Executive
                                                 Officer, and Chief Financial
                                                 Officer
                                                 (Principal Operating Officer)

                                Index of Exhibits
                                -----------------

Exhibit No.    Description
-----------    -----------

   10.3 Form of Second Amendment, dated retroactively as of June 20, 2002, by and between the Company; K. Thomas and Callaway Decoster, as husband and wife; K. Thomas Decoster, Individually; Michael P. and Roberta S. Gaudette, as husband and wife; Dominic
               M. Strazzulla; the Felix A. Hertzka Estate; Claudette L. Gelfand and the Claudette L. Gelfand Revocable Trust; Catherine C. Griffin; Michael B. and Diane L. Hayden, as husband and wife; Alexander Harris; Holly O. Harris; and Joseph R. Fichtl and the Joseph R. Fichtl 1995 Trust.


   31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 30 of Sarbanes-Oxley Act of 2002.

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.