Form 10QSB
period 2004-06-30
WATER CHEF INC
filed 2004-08-13
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                         OUTSTANDING AS OF July 27, 2004

CLASS                                                                 Common
-----                                                                 ------
Par value $0.001 per share                                         133,516,378

                                 WATERCHEF, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  2
       At June 30, 2004

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       3
       For the Three Months Ended June 30, 2004 and 2003
       For the Six Months Ended June 30, 2004 and 2003
       For the Period January 1, 2002 to June 30, 2004

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)        4 - 5
       For the Six Months Ended June 30, 2004

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       6
       For the Six Months Ended June 30, 2004 and 2003
       For the Period January 1, 2002 to June 30, 2004

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                7 - 11

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN               12 - 14
              OF OPERATIONS

   ITEM 3 - CONTROLS AND PROCEDURES                                       15

PART II - OTHER INFORMATION:

   ITEM 1 - LEGAL PROCEEDINGS                                             16


   ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
             PURCHASES OF EQUITY SECURITIES                               16


   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               N/A


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16


   ITEM 5 - OTHER INFORMATION                                             N/A


   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              17


SIGNATURE                                                                 18


EXHIBITS


CERTIFICATIONS

                                 WATERCHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                             CONDENSED BALANCE SHEET

                                AT JUNE 30, 2004
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                             $    101,874
  Inventory                                                              13,250
  Prepaid expenses                                                       53,132
                                                                   ------------
      TOTAL CURRENT ASSETS                                              168,256
                                                                   ------------
OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $6,016                                               20,039
  Other assets                                                            3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 23,201
                                                                   ------------
      TOTAL ASSETS                                                 $    191,457
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES:
  Accounts payable                                                 $    189,615
  Accrued expenses and other current liabilities                        998,478
  Notes payable (including accrued interest of $456,272)              1,139,497
  Accrued dividends payable                                              50,973
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       2,378,563

LONG-TERM LIABILITIES:
  Loans payable to shareholder (including accrued interest
    of $93,286)                                                         466,068
                                                                   ------------
      TOTAL LIABILITIES                                               2,844,631
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.001 par value; 10,000,000 shares
    authorized; 949,051 shares issued and outstanding                       949
  Common stock - $.001 par value; 190,000,000 shares
    authorized; 132,936,381 shares issued and 132,931,981
    shares outstanding                                                  132,936
  Additional paid-in capital                                         19,688,291
  Treasury stock, at cost - 4,400 shares of common stock                 (5,768)
  Accumulated deficit through December 31, 2001                     (14,531,596)
  Deficit accumulated during development stage                       (7,343,284)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                 (2,653,174)
                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $    191,457
                                                                   ============


                  See notes to condensed financial statements.



                                                         WATERCHEF, INC.
                                     (A Development-Stage Company Commencing January 1, 2002)

                                               CONDENSED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)



                                               For the Three Months Ended         For the Six Months Ended      For the Period
                                                       June 30,                           June 30,              January 1,2002
                                             ------------------------------    ------------------------------     to June 30,
                                                 2004             2003             2004             2003             2004
                                             -------------    -------------    -------------    -------------    -------------
SALES                                        $        --      $        --      $      56,290    $        --      $      96,290

COST OF SALES                                       24,000           24,000           53,250           48,000          387,680
                                             -------------    -------------    -------------    -------------    -------------

GROSS (LOSS) PROFIT                                (24,000)         (24,000)           3,040          (48,000)        (291,390)

GENERAL AND ADMINISTRATIVE EXPENSES                270,974          238,160          556,680          405,790        2,163,425

NON-DILUTION AGREEMENT TERMINATION COST           (522,339)        (149,240)        (223,860)         388,022        2,462,451

INTEREST EXPENSE                                    37,557           37,745           75,114           75,114          406,703

LOSS ON SETTLEMENT OF DEBT                       2,407,867             --          2,407,867             --          2,614,017
                                             -------------    -------------    -------------    -------------    -------------

NET LOSS                                        (2,218,059)        (150,665)      (2,812,761)        (916,926)      (7,937,986)
                                             -------------    -------------    -------------    -------------    -------------

DEEMED DIVIDEND ON PREFERRED STOCK              (2,072,296)            --         (2,072,296)            --         (2,072,296)

PREFERRED STOCK DIVIDENDS                          (70,320)         (35,340)        (125,958)         (66,445)        (391,822)
                                             -------------    -------------    -------------    -------------    -------------

                                                (2,142,616)         (35,340)      (2,198,254)         (66,445)      (2,464,118)
                                             -------------    -------------    -------------    -------------    -------------

NET LOSS APPLICABLE TO COMMON STOCK          $  (4,360,675)   $    (186,005)   $  (5,011,015)   $    (983,371)   $ (10,402,104)
                                             =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE      $        (.04)   $        (.00)   $        (.05)   $        (.01)
                                             =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  - BASIC AND DILUTED                          102,347,964       89,559,886       96,066,414       89,559,886
                                             =============    =============    =============    =============


                                          See notes to condensed financial statements.

                                          WATERCHEF, INC.
                      (A Development-Stage Company Commencing January 1, 2002)

                          CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            (UNAUDITED)



                                                   Preferred Stock            Common Stock
                                                -----------------------   -----------------------
                                                  Shares       Amount       Shares       Amount
                                                ----------   ----------   ----------   ----------
For the Six Months Ended June 30, 2004:
---------------------------------------------
Balance - January 1, 2004                          887,166   $      887   89,564,286   $   89,564

Proceeds from sale of preferred stock
  ($0.80 per share)                                 15,625           15           --           --
  ($2.00 Per share)                                 58,334           59           --           --
  ($2.40 Per share)                                  3,860            4           --           --
  ($2.60 Per share)                                 19,231           19           --           --
  ($2.80 Per share)                                  3,000            3           --           --
  ($4.00 Per share)                                  3,984            4           --           --
  ($4.80 Per share)                                 41,668           42           --           --

Preferred stock issued for services
  ($2.00 Per share)                                 17,265           17           --           --
  ($3.20 Per share)                                 20,625           21           --           --
  ($4.00 Per share)                                  1,000            1           --           --
  ($4.27 Per share)                                  9,375            9           --           --
  ($4.80 Per share)                                  4,168            4           --           --

Common stock issued for services
  ($0.05 Per share)                                     --           --      357,133          357

Preferred stock dividend                                --           --           --           --

Common stock issued for satisfaction of liabilities
  ($0.165 Per share)
                                                        --           --   37,786,629       37,787

Preferred stock converted to common stock         (136,250)       (136)    5,228,333        5,228

Net loss                                                --           --           --           --
                                                ----------   ----------  -----------   ----------
Balance - June 30, 2004                            949,051   $      949  132,936,381   $  132,936
                                                ==========   ==========  ===========   ==========

                                                            Additional
                                                              Paid-In      Treasury
                                                              Capital       Stock
                                                            -----------   ----------

For the Six Months Ended June 30, 2004:
-------------------------------------------

Balance - January 1, 2004                                   $13,513,834   $   (5,768)

Proceeds from sale of preferred stock
  ($0.80 per share)                                              12,484           --
  ($2.00 Per share)                                             116,608           --
  ($2.40 Per share)                                               9,256           --
  ($2.60 Per share)                                              49,981           --
  ($2.80 Per share)                                               8,397           --
  ($4.00 Per share)                                              15,925           --
  ($4.80 Per share)                                             199,958           --

Preferred stock issued for services
  ($2.00 Per share)                                              34,513           --
  ($3.20 Per share)                                              65,979           --
  ($4.00 Per share)                                               3,999           --
  ($4.27 Per share)                                              39,991           --
  ($4.80 Per share)                                              19,996           --

Common stock issued for services
  ($0.05 Per share)                                              17,500           --

Common stock issued for satisfaction of liabilities
  ($0.165 Per share)                                          5,635,934           --

Preferred stock dividend                                        (50,973)          --
Preferred stock converted to common stock                        (5,092)          --

Net loss                                                            --            --
                                                            -----------   ----------
Balance - June 30, 2004                                     $19,688,291   $   (5,768)
                                                            ===========   ==========


              See notes to condensed financial statements.

                                          WATERCHEF, INC.
                    (A Development-Stage Company Commencing January 1, 2002)

                        CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            (UNAUDITED)



                                                         Accumulated    Deficit
                                                           Deficit    Accumulated
                                                           Through       During        Total
                                                         December 31, Development   Stockholders'
                                                            2001         Stage       Deficiency
                                                         -----------  ------------  ------------
For the Six Months Ended June 30, 2004:
---------------------------------------------
Balance - January 1, 2004                               $(14,531,596) $ (5,125,225) $ (6,058,304)

Proceeds from sale of preferred stock
  ($0.80 Per share)                                               --            --        12,500
  ($2.00 Per share)                                               --            --       116,667
  ($2.40 Per share)                                               --            --         9,260
  ($2.60 Per share)                                               --            --        50,000
  ($2.80 Per share)                                               --            --         8,400
  ($4.00 Per share)                                               --            --        15,929
  ($4.80 Per share)                                               --            --       200,000

Preferred stock issued for services

  ($2.00 Per share)                                               --            --        34,530
  ($3.20 Per share)                                               --            --        66,000
  ($4.00 Per share)                                               --            --         4,000
  ($4.27 Per share)                                               --            --        40,000
  ($4.80 Per share)                                               --            --        20,000

Common stock issued for services
  ($0.05 Per share)                                               --            --        17,857

Common stock issued for satisfaction of liabilities
  ($0.165 Per share)                                              --            --     5,673,721

Preferred stock dividend                                                                 (50,973)

Preferred stock converted to common stock                         --            --            --

Net loss                                                          --    (2,218,059)   (2,218,059)

                                                        ------------   ------------   -----------
Balance - June 30, 2004                                 $(14,531,596)  $ (7,343,284)  $(2,653,174)
                                                        ============   ============   ===========


                           See notes to condensed financial statements.

                                          WATERCHEF, INC.
                      (A Development-Stage Company Commencing January 1, 2002)

                                CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)



                                                    For the Six Months Ended
                                                            June 30,                 For the Period
                                                   --------------------------       January 1, 2002
                                                       2004          2003           to June 30, 2004
                                                   -----------    -----------       ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(2,218,059)   $  (916,926)        $(10,010,282)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                        927            926                4,634
      Non-cash Compensation                            182,387         81,250              432,072
      Non-dilution agreement termination cost         (223,860)       388,022            2,462,451
      Loss on settlement of debt                     2,407,867             --            2,614,017
      Inventory reserve                                     --             --              159,250
      Write-off of stock subscription receivable            --             --               21,800
  Changes in assets and liabilities:
    Inventory                                           13,250             --              (13,250)
    Prepaid expenses and other current assets          (41,912)       (12,000)               3,368
    Accounts payable, accrued expenses
      and interest                                      60,389        313,527              844,180
                                                   -----------    -----------          -----------
      NET CASH USED IN OPERATING ACTIVITIES           (413,713)      (145,201)          (1,409,464)
                                                   -----------    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscription receivable                             --             --               45,700
  Proceeds from sale of preferred stock                412,756        137,500            1,130,127
  Proceeds from sale of common stock                        --             --              100,000
  Proceeds from sale of common stock
    to be issued                                            --             --              200,000
                                                   -----------    -----------          -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        412,756        137,500            1,475,827
                                                   -----------    -----------          -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   (957)        (7,701)              66,363

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        102,831         22,758               35,511
                                                   -----------    -----------          -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $   101,874    $    15,057          $   101,874
                                                   ===========    ===========          ===========


                           See notes to condensed financial statements.

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS

WaterChef, Inc. (the "Company"), is a Delaware Corporation currently engaged in the design and marketing of water purification equipment both inside and outside the United States.

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on March 12, 2004, for the year ended December 31, 2003.

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

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following periods ended June 30, 2004 and 2003 as follows:


                                                 Three Months Ended            Six Months Ended
                                                      June 30,                     June 30,
                                                 2004          2003           2004          2003
                                              -----------   -----------    -----------   -----------
Net loss applicable to common stock           $(4,360,675)  $  (186,005)   $(5,011,015)  $  (983,371)
Stock-based employee compensation cost,
  net of tax effect, under fair value
  accounting                                       44,656            --         79,274            --
                                              -----------   -----------    -----------   -----------

Pro-forma net loss under fair value method    $(4,405,331)  $  (186,005)   $(5,090,289)  $  (983,371)
                                              ===========   ===========    ===========   ===========

Loss per share - basic and diluted                 $(0.04)       $(0.00)        $(0.05)       $(0.01)
Per share stock-based employee
  compensation cost, net of tax
  effect, under fair value accounting                0.00          0.00           0.00          0.00
                                                   ------        ------         ------        ------

Pro-forma loss per share - basic and diluted       $(0.04)       $(0.00)        $(0.05)       $(0.01)
                                                   ======        ======         ======        ======


During 2004, the Company has issued 6,000,000 stock options to purchase common stock of the Company to the president and a director. The total stock options granted may be converted to common stock at an exercise price of $0.25 and expire in five years.

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency of approximately $2,159,000 at June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

NOTE 5 - COMMON STOCK ISSUED

On June 4, 2004, the Company convened a special meeting of its common, Series A Preferred, Series C Preferred, Series D Preferred, Series F Preferred stockholders (together the "Stockholders"). The Stockholders, voting as a single class, voted and approved a proposal to amend the Certificate of Incorporation to increase the Company's authorized capital stock from 100,000,000 shares to 200,000,000 shares, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock.

During the six months ended June 30, 2004, the Company had recorded common stock issued for the following transactions, which had previously been accounted for as common stock to be issued:

a. Cash

     During 2002, the Company received $200,000 for 4,000,000 shares of its common stock. These shares were issued during the current quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.

b.   Non-Dilution Agreement Termination Cost

     In 2002, the Company agreed to issue to the Company's President and Chief Executive Officer, and to related parties of such, an aggregate of 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement that the President had entered into with the Company in June 1997.

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - COMMON STOCK ISSUED(Continued)

     Since the issuance of these shares was subject to stockholder approval, the measurement date for purposes of valuation was established when such stockholder approval was obtained. Accordingly, the Company was utilizing variable accounting to determine the value of these shares. These shares were issued during the current quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company. The value of these shares was $2,462,451.

c.   Services

     During 2002, the Company agreed to issue to various parties an aggregate of 1,075,000 shares of its common stock for value of $84,000 in connection with professional services. These shares were issued during the current quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.


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

     The Company had interposed defenses and counterclaims. In June 1997, in connection with the debentures, the Company had issued 6,667 shares of common stock for every $1,000 of debt at a price of $0.15 per share. The Company claimed that it was owed the $300,000 consideration for such shares. In addition, the Company had issued warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.15 per share originally exercisable until March 2002.

     Furthermore, the Company had issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share.

     In 2002, the Company and the Bridge Lenders participating in the legal action, settled this dispute requiring the Company to: (i) Issue a minimum of 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated ("participants") in this legal action. The Company recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500 settlement and the $339,400, or $158,100, was recorded as a loss on settlement of debt; (ii) Extend the warrants attached to the participants' debentures for another two years until March 2004, for which the Company has recorded a non cash charge of $111,000;
     (iii) In 2004, in connection with the issuance of the Bridge Lender shares, the Company further extended the term of the warrants for twelve months until March 2005 and recorded $94,151 as a loss on settlement of debt in connection with such warrant extension; and (iv) Issued additional shares since the product of the $497,500, as valued for the 3,000,000 shares above, divided by the average daily trading price for the 30 days subsequent to the settlement, was greater than the original 3,000,000 shares. Due to these requirements, the Company was obligated to issue an additional 14,037,671 shares. As of June 30, 2004, the Company has issued the 3,000,000 shares and the additional 14,037,671 shares originally valued at $497,500. The Company recorded a loss on settlement of debt of $2,313,716 since the total value of the shares on the date of issuance was $2,811,216.

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - COMMON STOCK ISSUED(Continued)

         The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date, totaling $84,850. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. During the current quarter, the 750,000 shares were issued.

The total shares issued upon stockholder approval of the increase in the authorized stock of the Company as a result of the transactions described above aggregate 37,786,629.


NOTE 6 - NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented, plus any dilutive common stock equivalents. Common stock equivalents consisting of warrants and options were not included in the calculation of loss per share for the three and six months ended June 30, 2004 and 2003 because their inclusion would have been antidilutive. Total potential shares issuable upon the exercise of options, warrants, the conversion of preferred stock, and payment of accrued dividends for the six months ended June 30, 2004 and 2003 were 46,863,796 and 15,302,575, respectively.


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

NOTE 8 - PREFERRED STOCK-SERIES F & SERIES C

During 2003, management authorized the Company to raise up to $550,000 through a private placement by issuing 10% two-year convertible preferred instruments. The preferred, designated as Series F, and providing for one million shares in total, will be convertible into shares of Water Chef's common stock at such time as the stockholders of the corporation approve an increase in the authorized capital stock of the corporation, which occurred on June 4, 2004. All dividends are cumulative and are payable in cash or in shares of the Company's common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier. The conversion rate for shares is 40 shares of common for each share of preferred stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation.

Although there was a discount upon the issuance of all of the preferred stock in accordance with Emerging Issue Task Force ("EITF") 98-5, a security is not yet convertible if certain contingencies exist which are dependent upon the occurrence of a future event outside the control of the security holder. In this case, the shares could only be converted into common stock after the stockholders of the Company approve an increase in the authorized capital stock of the corporation. In accordance with EITF 98-5, any beneficial conversion (discount) feature is measured at the commitment date, but will not be recognized as an adjustment to earnings until the contingency is resolved,(the date the increase in shares are approved). On June 4, 2004, the Company voted and approved a proposal to amend the Certificate of Incorporation to increase the Company's authorized capital stock from 100,000,000 to 200,000,000 shares, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 30, 2004, the Company recorded the deferred contingent beneficial conversion adjustment of $2,072,697 as a deemed dividend since the contingency was resolved.

In connection with Series F conversions and the maturity of Series C preferred stock, the Company recorded accrued dividends of $50,973 as of June 30, 2004 in the condensed balance sheet.

Cash
----

During the six months ended June 30, 2004, the Company issued 145,702 shares and raised $412,756 through the sale of Series F convertible preferred stock.

Services
--------

During the six months ended June 30, 2004, the Company issued an aggregate of 52,433 shares of its Series F convertible preferred stock for professional services totaling $164,530.

NOTE 9 - COMMON STOCK ISSUED FOR SERVICES

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

Results of Operations
---------------------

There were no sales recognized for the three months ended June 30, 2004 and June 30, 2003. Revenue for the six months ended June 30, 2004 and June 30, 2003 were $56,290 and $0 respectively.

Cost of sales for the three month periods ended June 30, 2004 and June 30, 2003 were $24,000. Cost of sales for the six month periods ended June 30, 2004 and June 30, 2003 were $53,250 and $48,000 respectively, an increase of 11%. An analyses of the components of cost of sales in the 2004 and 2003 periods follows:

     Cost of Sales       Actual         Rent and Overhead
        Period            CGS       Payments to Manufacturer       Total

       06/30/04         $ 13,250           $ 40,000               $ 53,250

       06/30/03            -                 48,000                 48,000

Selling, general and administrative expenses for the three months ended June 30, 2004 were $270,974, compared to $238,160 for the year earlier period, an increase of 14%. Selling, general and administrative expenses for the six months ended June 30, 2004 were $556,680, compared to $405,790 for the year earlier period, an increase of 27%, primarily due to higher marketing costs and sales commissions.

In the quarter ended June 30, 2004, The Company recognized a loss on settlement of debt of $2,407,867.

The net loss for the three and six-month periods ended June 30, 2004 was $2,218,059 and $2,812,761, respectively, and $150,665 and $916,926 for the three and six-month periods ended June 30, 2003, respectively.

Liquidity and Capital Resources
-------------------------------
At June 30, 2004 the Company had a working capital deficiency of approximately $2,159,000. In addition the Company continues to suffer recurring losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

During the six months ended June 30, 2004 the Company raised $412,756 from the sale of preferred stock.

Common Stock Issued
-------------------

On June 4, 2004, the Company convened a special meeting of its common, Series A Preferred, Series C Preferred, Series D Preferred, Series F Preferred stockholders (together the "Stockholders"). The Stockholders, voting as a single class, voted and approved a proposal to amend the Certificate of Incorporation to increase the Company's authorized capital stock from 100,000,000 shares to 200,000,000 shares, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock.

During the six months ended June 30, 2004, the Company had recorded common stock issued for the following transactions, which had previously been accounted for as common stock to be issued:

a. Cash

     During 2002, the Company received $200,000 for 4,000,000 shares of its common stock. These shares were issued during the current quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.

b.   Non-Dilution Agreement Termination Cost

     In 2002, the Company agreed to issue to the Company's President and Chief Executive Officer, and to related parties of such, an aggregate of 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement that the President had entered into with the Company in June 1997.

     Since the issuance of these shares was subject to stockholder approval, the measurement date for purposes of valuation was established when such stockholder approval was obtained. Accordingly, the Company was utilizing variable accounting to determine the value of these shares. These shares were issued during the current quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company. The value of these shares was $2,462,451.

c.   Services

     During 2002, the Company agreed to issue to various parties an aggregate of 1,075,000 shares of its common stock for value of $84,000 in connection with professional services. These shares were issued during the current quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.


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

     The Company had interposed defenses and counterclaims. In June 1997, in connection with the debentures, the Company had issued 6,667 shares of common stock for every $1,000 of debt at a price of $0.15 per share. The Company claimed that it was owed the $300,000 consideration for such shares. In addition, the Company had issued warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.15 per share originally exercisable until March 2002.

     Furthermore, the Company had issued another 100,000 shares of common stock to each debenture holder, or 1,300,000 shares, at a price of $0.15 per share.

     In 2002, the Company and the Bridge Lenders participating in the legal action, settled this dispute requiring the Company to: (i) Issue a minimum of 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated ("participants") in this legal action. The Company recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500 settlement and the $339,400, or $158,100, was recorded as a loss on settlement of debt. (ii) Extend the warrants attached to the participants' debentures for another two years until March 2004, for which the Company has recorded a non cash charge of $111,000. (iii) In 2004, in connection with the issuance of the Bridge Lender shares, the Company further extended the term of the warrants for twelve months until March 2005 and recorded $94,151 as a loss on settlement of debt in connection with such warrant extention and(iv) Issued additional shares since the product of the $497,500, as valued for the 3,000,000 shares above, divided by the average daily trading price for the 30 days subsequent to the settlement, was greater than the original 3,000,000 shares. Due to these requirements, the Company was obligated to issue an additional 14,037,671 shares. As of June 30, 2004, the Company has issued the 3,000,000 shares and the additional 14,037,671 shares originally valued at $497,500. The Company recorded a loss on settlement of debt of $2,313,716 and the total value of the shares was $2,811,216.

     The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date, totaling $84,850. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. During the current quarter, the 750,000 shares were issued.

The total shares issued upon stockholder approval of the increase in the authorized stock of the Company as a result of the transactions described above aggregate 37,786,629.

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

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

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


ITEM 2 - CHANGES IN SECURITIES

During the six months ended June 30, 2004, the Company issued 145,792 shares and raised $412,756 through the sale of Series F convertible preferred stock.

During the six months ended June 30, 2004, the Company issued an aggregate of 52,433 shares of its Series F convertible preferred stock for professional services totaling $164,530.

During the six months ended June 30, 2004, the Company issued an aggregate of 357,133 shares of its common stock for previous professional services totaling $17,857.

During the six months ended June 30, 2004, the Company issued: 4,000,000 shares and raised $200,000, issued an aggregate of 1,075,000 shares of its common stock for professional services, 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement and issued an aggregate of 17,787,671 shares of its common stock in connection with the debenture liabilities settlement.


ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2004, the Company filed a definitive proxy statement with the Securities and Exchange Commission for a special meeting of the Company's shareholders to amend the Certificate of Incorporation to increase the authorized capital stock of the Company.

On June 4, 2004, the Company convened a special meeting of its common, Series A Preferred, Series C Preferred, Series D Preferred and Series F Preferred stockholders (together the "Stockholders"). The Stockholders, voting as a single class, voted and approved a proposal to amend the Certificate of Incorporation to increase the Company's authorized capital stock from 100,000,000 shares to 200,000,000 shares, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock.


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

On June 4, 2004, the Company convened a special meeting of its common, Series A Preferred, Series C Preferred, Series D Preferred and Series F Preferred stockholders (together the "Stockholders"). The Stockholders, voting as a single class, voted on a proposal to amend the Certificate of Incorporation to increase the Company's authorized capital stock from 100,000,000 shares to 200,000,000 shares, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            WaterChef, Inc.

8/13/2004                                   /s/  David A. Conway
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