Form 10QSB
period 2004-09-30
WATER CHEF INC
filed 2004-11-17
CIK 764839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from                  to
                               ----------------    -----------------

                        Commission file number 001-09478

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                       OUTSTANDING AS OF NOVEMBER 2, 2004

          CLASS                                                       Common
          -----                                                       ------
Par value $0.001 per share                                         150,433,227

Transitional Small Business Disclosure Format(Check One)  Yes     No  X
                                                             -----  -----

                                 WATERCHEF, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  2
       At September 30, 2004

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       3
       For the Three Months Ended September 30, 2004 and 2003
       For the Nine Months Ended September 30, 2004 and 2003
       For the Period January 1, 2002 to September 30, 2004

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)        4 - 6
       For the Nine Months Ended September 30, 2004

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       7
       For the Nine Months Ended September 30, 2004 and 2003
       For the Period January 1, 2002 to September 30, 2004

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                8 - 12

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN               13 - 16
              OF OPERATIONS

   ITEM 3 - CONTROLS AND PROCEDURES                                       16

PART II - OTHER INFORMATION:

   ITEM 1 - LEGAL PROCEEDINGS                                             N/A



   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND
             USE OF PROCEEDS                                              17




   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               N/A




   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           N/A




   ITEM 5 - OTHER INFORMATION                                             N/A




   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              18


SIGNATURE                                                                 19


EXHIBITS


CERTIFICATIONS

                                 WATERCHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)

                             CONDENSED BALANCE SHEET

                                AT SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                             $     58,945
  Prepaid expenses and other current assets                              21,245
                                                                   ------------
      TOTAL CURRENT ASSETS                                               80,190
                                                                   ------------
OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $6,480                                               19,575
  Other assets                                                            3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 22,737
                                                                   ------------
      TOTAL ASSETS                                                 $    102,927
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES:
  Accounts payable                                                 $    239,192
  Accrued expenses and other current liabilities                        986,478
  Notes payable (including accrued interest of $477,865)              1,161,087
  Accrued dividends payable                                              75,493
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       2,462,250

LONG-TERM LIABILITIES:
  Loans payable to shareholder (including accrued interest
    of $99,254)                                                         472,035
                                                                   ------------
      TOTAL LIABILITIES                                               2,934,285
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.001 par value; 10,000,000 shares
    authorized; 679,787 shares issued and outstanding                       680
  Common stock - $.001 par value; 190,000,000 shares
    authorized; 149,439,630 shares issued and 149,435,230
    shares outstanding                                                  149,440
  Additional paid-in capital                                         19,983,786
  Treasury stock, at cost - 4,400 shares of common stock                 (5,768)
  Accumulated deficit through December 31, 2001                     (14,531,596)
  Deficit accumulated during development stage                       (8,427,900)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                 (2,831,358)
                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $    102,927
                                                                   ============


                  See notes to condensed financial statements.



                                                          WATERCHEF, INC.
                                    (A Development-Stage Company Commencing January 1, 2002)

                                               CONDENSED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)




                                               For the Three Months Ended         For the Nine Months Ended     For the Period
                                                      September 30,                     September 30,           January 1,2002
                                             ------------------------------    ------------------------------   to September 30,
                                                 2004             2003             2004          2003                2004
                                             -------------    -------------    -------------    -------------    -------------
SALES                                        $        --      $        --      $      56,290    $        --      $      96,290

COST OF SALES                                       24,000           24,000           77,250           72,000          411,680
                                             -------------    -------------    -------------    -------------    -------------

GROSS (LOSS) PROFIT                                (24,000)         (24,000)         (20,960)         (72,000)        (315,390)

GENERAL AND ADMINISTRATIVE EXPENSES                428,357          216,094          985,037          621,884        2,591,782

NON-DILUTION AGREEMENT TERMINATION COST               --          1,044,677         (223,860)       1,432,699        2,462,451

INTEREST EXPENSE                                    37,557           39,807          112,671          114,921          444,260

LOSS ON SETTLEMENT OF DEBT                            --               --          2,407,867             --          2,614,017
                                             -------------    -------------    -------------    -------------    -------------

NET LOSS                                          (489,914)      (1,324,578)      (3,302,675)      (2,241,504)      (8,427,900)
                                             -------------    -------------    -------------    -------------    -------------

DEEMED DIVIDEND ON PREFERRED STOCK                    --               --         (2,072,296)            --         (2,072,296)

PREFERRED STOCK DIVIDENDS                          (47,398)         (39,912)         (93,570)        (106,357)        (359,434)
                                             -------------    -------------    -------------    -------------    -------------

                                                   (47,398)         (39,912)      (2,165,866)        (106,357)      (2,431,730)
                                             -------------    -------------    -------------    -------------    -------------

NET LOSS APPLICABLE TO COMMON STOCK          $    (537,312)   $  (1,364,490)   $  (5,468,541)   $  (2,347,861)   $ (10,859,630)
                                             =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE      $        (.00)   $        (.02)   $        (.05)   $        (.03)
                                             =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  - BASIC AND DILUTED                          142,118,759       89,559,886      111,529,245       89,559,886
                                             =============    =============    =============    =============


                             See notes to condensed financial statements.

                                          WATERCHEF, INC.
                     (A Development-Stage Company Commencing January 1, 2002)

                         CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            (UNAUDITED)



                                                   Preferred Stock            Common Stock
                                                -----------------------   -----------------------
                                                  Shares       Amount       Shares       Amount
                                                ----------   ----------   ----------   ----------

For the Nine Months Ended September 30, 2004:
---------------------------------------------
Balance - January 1, 2004                          887,166   $      887   89,564,286   $   89,564

Proceeds from sale of preferred stock
  ($0.80 per share)                                 15,625           15           --           --
  ($2.00 Per share)                                 58,334           59           --           --
  ($2.40 Per share)                                  3,860            4           --           --
  ($2.60 Per share)                                 19,231           19           --           --
  ($2.80 Per share)                                  3,000            3           --           --
  ($4.00 Per share)                                  3,984            4           --           --
  ($4.80 Per share)                                 41,668           42           --           --

Preferred stock issued for services
  ($2.00 Per share)                                 17,265           17           --           --
  ($3.20 Per share)                                 20,625           21           --           --
  ($4.00 Per share)                                  1,000            1           --           --
  ($4.27 Per share)                                  9,375            9           --           --
  ($4.80 Per share)                                  4,168            4           --           --

Proceeds from sale of common stock
  ($0.03 Per share)                                     --           --      450,000          450
  ($0.07 Per share)                                     --           --      666,667          667
  ($0.08 Per share)                                     --           --    1,082,500        1,083
  ($0.15 Per share)                                     --           --      142,428          142
  ($0.17 Per share)                                     --           --      200,000          200

Common stock issued for services
  ($0.05 Per share)                                     --           --    1,857,133        1,857
  ($0.15 Per share)                                     --           --      357,800          358

Preferred stock dividend                                --           --           --           --

Common stock issued for satisfaction of liabilities
  ($0.165 Per share)                                    --           --   37,786,629       37,787

Preferred stock converted to common stock         (405,514)        (405)  17,332,187       17,332

Net loss                                                --           --           --           --
                                                ----------   ----------  -----------   ----------
Balance - September 30, 2004                       679,787   $      680  149,439,630   $  149,440
                                                ==========   ==========  ===========   ==========


                           See notes to condensed financial statements.

                                  WATERCHEF, INC.
             (A Development-Stage Company Commencing January 1, 2002)

                 CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                    (UNAUDITED)



                                                       Additional
                                                         Paid-In        Treasury
                                                         Capital         Stock
                                                      ------------    ------------

For the Nine Months Ended September 30, 2004:
--------------------------------------------

Balance - January 1, 2004                             $ 13,513,834    $     (5,768)

Proceeds from sale of preferred stock
  ($0.80 per share)                                         12,485            --
  ($2.00 Per share)                                        116,608            --
  ($2.40 Per share)                                          9,256            --
  ($2.60 Per share)                                         49,981            --
  ($2.80 Per share)                                          8,397            --
  ($4.00 Per share)                                         15,925            --
  ($4.80 Per share)                                        199,958            --

Preferred stock issued for services
  ($2.00 Per share)                                         34,513            --
  ($3.20 Per share)                                         65,979            --
  ($4.00 Per share)                                          3,999            --
  ($4.27 Per share)                                         39,991            --
  ($4.80 Per share)                                         19,996            --

Proceeds from sale of common stock
  ($0.03 Per share)                                         14,950            --
  ($0.07 Per share)                                         49,333            --
  ($0.08 Per share)                                         85,517            --
  ($0.15 Per share)                                         20,858            --
  ($0.17 Per share)                                         34,400            --

Common stock issued for services
  ($0.05 Per share)                                         91,000            --
  ($0.15 Per share)                                         53,292            --

Preferred stock dividend                                   (75,493)           --

Common stock issued for satisfaction of liabilities
  ($0.165 Per share)                                     5,635,934            --

Preferred stock converted to common stock                  (16,927)           --

Net loss                                                      --              --
                                                      ------------    ------------
Balance - September 30, 2004                          $ 19,983,786    $     (5,768)
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

                                           WATERCHEF, INC.
                      (A Development-Stage Company Commencing January 1, 2002)

                          CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                             (UNAUDITED)



                                                      Accumulated        Deficit
                                                        Deficit        Accumulated
                                                        Through          During          Total
                                                      December 31,     Development    Stockholders'
                                                          2001           Stage         Deficiency
                                                      ------------    ------------    ------------
For the Nine Months Ended September 30, 2004:
---------------------------------------------
Balance - January 1, 2004                             $(14,531,596)   $ (5,125,225)   $ (6,058,304)

Proceeds from sale of preferred stock
  ($0.80 Per share)                                           --              --            12,500
  ($2.00 Per share)                                           --              --           116,667
  ($2.40 Per share)                                           --              --             9,260
  ($2.60 Per share)                                           --              --            50,000
  ($2.80 Per share)                                           --              --             8,400
  ($4.00 Per share)                                           --              --            15,929
  ($4.80 Per share)                                           --              --           200,000

Preferred stock issued for services
  ($2.00 Per share)                                           --              --            34,530
  ($3.20 Per share)                                           --              --            66,000
  ($4.00 Per share)                                           --              --             4,000
  ($4.27 Per share)                                           --              --            40,000
  ($4.80 Per share)                                           --              --            20,000

Proceeds from sale of common stock
  ($0.03 Per share)                                           --              --            15,400
  ($0.07 Per share)                                           --              --            50,000
  ($0.08 Per share)                                           --              --            86,600
  ($0.15 Per share)                                           --              --            21,000
  ($0.17 Per share)                                           --              --            34,600

Common stock issued for services
  ($0.05 Per share)                                           --              --            92,857
  ($0.15 Per share)                                           --              --            53,650

Preferred stock dividend                                   (75,493)

Common stock issued for satisfaction of liabilities
  ($0.165 Per share)                                          --              --         5,673,721

Preferred stock converted to common stock                     --              --              --

Net loss                                                      --        (3,302,675)     (3,302,675)
                                                      ------------    ------------    ------------
Balance - September 30, 2004                          $(14,531,596)   $ (8,427,900)   $ (2,831,358)
                                                      ============    ============    ============


                            See notes to condensed financial statements.

                                            WATERCHEF, INC.
                       (A Development-Stage Company Commencing January 1, 2002)

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)



                                                    For the Nine Months Ended
                                                         September 30,               For the Period
                                                   --------------------------       January 1, 2002
                                                       2004          2003        to September 30, 2004
                                                   -----------    -----------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(3,302,675)   $(2,241,504)        $ (8,427,900)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                      1,391          1,390                5,098
      Non-cash compensation                            311,037        148,283              560,722
      Non-dilution agreement termination cost         (223,860)     1,432,699            2,462,451
      Loss on settlement of debt                     2,407,867             --            2,614,017
      Inventory reserve                                     --             --              159,250
      Write-off of stock subscription receivable            --             --               21,800
  Changes in assets and liabilities:
    Inventory                                           26,500             --                   --
    Prepaid expenses and other current assets          (10,025)        (6,000)              35,255
    Accounts payable, accrued expenses
      and interest                                     125,523        315,199              909,314
                                                   -----------    -----------          -----------
      NET CASH USED IN OPERATING ACTIVITIES           (664,242)      (349,933)          (1,659,993)
                                                   -----------    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscription receivable                             --         15,500               45,700
  Proceeds from sale of preferred stock                412,756        341,010            1,130,127
  Proceeds from sale of common stock                   207,600             --              307,600
  Proceeds from sale of common stock
    to be issued                                            --             --              200,000
                                                   -----------    -----------          -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        620,356        356,510            1,683,427
                                                   -----------    -----------          -----------
NET CHANGE IN CASH                                     (43,886)         6,577               23,434

CASH - BEGINNING OF PERIOD                             102,831         22,758               35,511
                                                   -----------    -----------          -----------
CASH - END OF PERIOD                               $    58,945    $    29,335          $    58,945
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

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine-month period ended September
30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on March 12, 2004, for the year ended December 31, 2003.

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

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following periods ended September 30, 2004 and 2003 as follows:

                                                 Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                                 2004          2003           2004          2003
                                              -----------   -----------    -----------   -----------

Net loss applicable to common stock           $  (537,312)  $(1,364,490)   $(5,468,541)  $(2,347,861)
Stock-based employee compensation cost,
  net of tax effect, under fair value
  accounting                                       44,656            --        125,213            --
                                              -----------   -----------    -----------   -----------

Pro-forma net loss under fair value method    $  (581,968)  $(1,364,490)   $(5,593,754)  $(2,347,861)
                                              ===========   ===========    ===========   ===========

Loss per share - basic and diluted                 $(0.00)       $(0.02)        $(0.05)       $(0.03)
Per share stock-based employee
  compensation cost, net of tax
  effect, under fair value accounting                0.00          0.00           0.00          0.00
                                                   ------        ------         ------        ------

Pro-forma loss per share - basic and diluted       $(0.00)       $(0.02)        $(0.05)       $(0.03)
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

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency at September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

During the nine months ended September 30, 2004, the Company recorded the following transactions:

a. Cash

     During 2002, the Company received $200,000 for 4,000,000 shares of its common stock. These shares were issued during the June 2004 quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.

     During the September 2004 quarter, the Company received $207,600 for 2,541,595 shares of its common stock.

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

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - COMMON STOCK ISSUED(Continued)

     Since the issuance of these shares was subject to stockholder approval, the measurement date for purposes of valuation was established when such stockholder approval was obtained. Accordingly, the Company was utilizing variable accounting to determine the value of these shares. These shares were issued during the June 2004 quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company. The value of these shares was $2,462,451.

c.   Services

     During 2002, the Company agreed to issue to various parties an aggregate of 1,075,000 shares of its common stock for value of $84,000 in connection with professional services. These shares were issued during the June 2004 quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.

     During the September 2004 quarter, the Company issue to various parties an aggregate of 2,214,933 shares of its common stock for value of $146,507 in connection with professional services. These shares were issued during the current quarter.

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

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - COMMON STOCK ISSUED(Continued)


The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date, totaling $84,850. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. During the June 2004 quarter, the 750,000 shares were issued.

e. Conversion of preferred stock into common stock

During the June 30, 2004 quarter, the Company agreed to issue to various parties an aggregate of 5,228,333 shares of its common stock in connection with the conversion of preferred stock.

During the September 30, 2004 quarter, the Company agreed to issue to various parties an aggregate of 12,103,854 shares of its common stock in connection with the conversion of preferred stock.

The total shares issued upon stockholder approval of the increase in the authorized stock of the Company as a result of the transactions described above aggregate 59,875,344.


NOTE 6 - NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented, plus any dilutive common stock equivalents. Common stock equivalents consisting of warrants and options were not included in the calculation of loss per share for the three and nine months ended September 30, 2004 and 2003 because their inclusion would have been antidilutive. Total potential shares issuable upon the exercise of options, warrants, the conversion of preferred stock, and payment of accrued dividends for the nine months ended September 30, 2004 and 2003 were 37,555,044 and 24,982,154, respectively.


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

Although there was a discount upon the issuance of all of the preferred stock in accordance with Emerging Issue Task Force ("EITF") 98-5, a security is not yet convertible if certain contingencies exist which are dependent upon the occurrence of a future event outside the control of the security holder. In this case, the shares could only be converted into common stock after the stockholders of the Company approve an increase in the authorized capital stock of the corporation. In accordance with EITF 98-5, any beneficial conversion (discount) feature is measured at the commitment date, but will not be recognized as an adjustment to earnings until the contingency is resolved,(the date the increase in shares are approved). On June 4, 2004, the Company voted and approved a proposal to amend the Certificate of Incorporation to increase the Company's authorized capital stock from 100,000,000 to 200,000,000 shares, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock. During the June 2004 quarter, the Company recorded the deferred contingent beneficial conversion adjustment of $2,072,697 as a deemed dividend since the contingency was resolved.

In connection with Series F conversions and the maturity of Series C preferred stock, the Company recorded accrued dividends of $75,493 as of September 30, 2004 in the condensed balance sheet.

Cash
----

During the nine months ended September 30, 2004, the Company issued 145,702 shares and raised $412,756 through the sale of Series F convertible preferred stock.

Services
--------

During the nine months ended September 30, 2004, the Company issued an aggregate of 52,433 shares of its Series F convertible preferred stock for professional services totaling $164,530.

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

Results of Operations
---------------------

There were no sales recognized for the three months ended September 30, 2004 and September 30, 2003. Revenue for the nine months ended September 30, 2004 and September 30, 2003 were $56,290 and $0 respectively.

Cost of sales for the three month periods ended September 30, 2004 and 2003 were $24,000 (rent and overhead payments to manufacturers). Cost of sales for the nine month periods ended September 30, 2004 and September 30, 2003 were $77,250 and $72,000 respectively. An analyses of the components of cost of sales in the 2004 and 2003 periods follows:

     Cost of Sales       Actual         Rent and Overhead
        Period            CGS       Payments to Manufacturer       Total

       09/30/04         $ 13,250           $ 64,000               $ 77,250

       09/30/03            -                 72,000                 72,000

Selling, general and administrative expenses for the three months ended September 30, 2004 were $428,357, compared to $216,094 for the year earlier period, an increase of 98%. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $985,037, compared to $621,884 for the year earlier period, an increase of 58%, primarily due to higher marketing costs and sales commissions. In the quarter ended September 30, 2004, expenses included $75,000 paid to IMSCO (International Multiracial Shared Cultural Organization) upon approval of the Company's application for certification and consultant status with IMSCO, an NGO in Specialized status with the Economic and Social Council of the United Nations. The Company believes that the United Nations certification of its humanitarian water projects will enhance its ability to secure the funding needed for the successful completion of its projects.

In the quarter ended June 30, 2004, The Company recognized a loss on settlement of debt of $2,407,867.

The net loss for the three and nine month periods ended September 30, 2004 was $489,914 and $3,302,675, respectively, and $1,324,578 and $2,241,504 for the three and nine month periods ended September 30, 2003, respectively.

Liquidity and Capital Resources
-------------------------------
At September 30, 2004 the Company had a working capital deficiency. In addition the Company continues to suffer recurring losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

During the nine months ended September 30, 2004 the Company raised $412,756 from the sale of preferred stock and $207,600 from the sale of common stock.

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

During the nine months ended September 30, 2004, the Company recorded the following transactions:

a. Cash

     During 2002, the Company received $200,000 for 4,000,000 shares of its common stock. These shares were issued during the June 2004 quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.

     During the September 2004 quarter, the Company received $207,600 for 2,541,595 shares of its common stock.

b.   Non-Dilution Agreement Termination Cost

     In 2002, the Company agreed to issue to the Company's President and Chief Executive Officer, and to related parties of such, an aggregate of 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement that the President had entered into with the Company in June 1997.

     Since the issuance of these shares was subject to stockholder approval, the measurement date for purposes of valuation was established when such stockholder approval was obtained. Accordingly, the Company was utilizing variable accounting to determine the value of these shares. These shares were issued during the June 2004 quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company. The value of these shares was $2,462,451.

c.   Services

     During 2002, the Company agreed to issue to various parties an aggregate of 1,075,000 shares of its common stock for value of $84,000 in connection with professional services. These shares were issued during the June 2004 quarter upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.

     During the September 2004 quarter, the Company issue to various parties an aggregate of 2,214,933 shares of its common stock for value of $146,507 in connection with professional services. These shares were issued during the current quarter.

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

     The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date, totaling $84,850. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. During the June 2004 quarter, the 750,000 shares were issued.

e.   Conversion of preferred stock into common stock

     During the June 30, 2004 quarter, the Company agreed to issue to various parties an aggregate of 5,228,333 shares of its common stock in connection with the conversion of preferred stock.

     During the September 30, 2004 quarter, the Company agreed to issue to various parties an aggregate of 12,103,854 shares of its common stock in connection with the conversion of preferred stock.

The total shares issued upon stockholder approval of the increase in the authorized stock of the Company as a result of the transactions described above aggregate 59,875,344.

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


PART II -  OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, the Company issued 2,541,595 shares and raised $207,600 through the sale of common stock to two domestic and one foreign trust and six individual accredited investors. The sale proceeds were used to pay proxy preparation and mailing expenses, and annual meeting, legal and accounting expenses, and general operating expenses.

During the three months ended September 30, 2004, the Company issued to various parties an aggregate of 1,857,800 shares of its common stock for value of $128,650 in connection with United Nations membership fees, tax return preparation expense, marketing and professional services.

The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. These shares were offered to less than 35 "non-accredited" investors and were purchased for investment purposes with no view to resale.


ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit No.    Description
     -----------    -----------

      *10.1 Preliminary Agreement, dated September 8, 2004 by, and among, WaterChef, Inc., Samaritan Group International, and International Multiracial Shared Cultural Organization (IMSCO).

      *31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

      *32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *99.1         United Nations certification letter-Bangladesh

      *99.2         United Nations certification letter-Honduras

                   * filed herewith

(b) Reports on Form 8-K

    None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            WaterChef, Inc.

11/17/2004                                  /s/  David A. Conway
Date                                        -----------------------------------
                                                 David A. Conway
                                                 President, Chief Executive
                                                 Officer, and Chief Financial
                                                 Officer
                                                 (Principal Operating Officer)

                                Index of Exhibits
                                -----------------

Exhibit No.         Description
-----------         -----------

10.1 Preliminary Agreement, dated September 8, 2004 by, and among, WaterChef, Inc., Samaritan Group International, and International Multiracial Shared Cultural Organization (IMSCO).

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 30 of Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                United Nations certification letter-Bangladesh

99.2                United Nations certification letter-Honduras