Form 10QSB/A
period 2004-06-30
WATER CHEF INC
filed 2004-12-15
CIK 764839

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
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES:
  Accounts payable                                                 $    189,615
  Accrued expenses and other current liabilities                        998,478
  Notes payable (including accrued interest of $456,272)              1,139,497
  Accrued dividends payable                                              50,973
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       2,378,563

LONG-TERM LIABILITIES:
  Loans payable to shareholder (including accrued interest
    of $93,286)                                                         466,068
                                                                   ------------
      TOTAL LIABILITIES                                               2,844,631
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.001 par value; 10,000,000 shares
    authorized; 949,051 shares issued and outstanding                       949
  Common stock - $.001 par value; 190,000,000 shares
    authorized; 132,936,381 shares issued and 132,931,981
    shares outstanding                                                  132,936
  Additional paid-in capital                                         19,688,291
  Treasury stock, at cost - 4,400 shares of common stock                 (5,768)
  Accumulated deficit through December 31, 2001                     (14,531,596)
  Deficit accumulated during development stage                       (7,937,986)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                 (2,653,174)
                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $    191,457
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
                                                            ===========   ==========
              See notes to condensed financial statements.
                                  4


                                          WATERCHEF, INC.
                    (A Development-Stage Company Commencing January 1, 2002)

                        CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            (UNAUDITED)



                                                         Accumulated    Deficit
                                                           Deficit    Accumulated
                                                           Through       During        Total
                                                         December 31, Development   Stockholders'
                                                            2001         Stage       Deficiency
                                                         -----------  ------------  ------------
For the Six Months Ended June 30, 2004:
---------------------------------------------
Balance - January 1, 2004                               $(14,531,596) $ (5,125,225) $ (6,058,304)

Proceeds from sale of preferred stock
  ($0.80 Per share)                                               --            --        12,500
  ($2.00 Per share)                                               --            --       116,667
  ($2.40 Per share)                                               --            --         9,260
  ($2.60 Per share)                                               --            --        50,000
  ($2.80 Per share)                                               --            --         8,400
  ($4.00 Per share)                                               --            --        15,929
  ($4.80 Per share)                                               --            --       200,000

Preferred stock issued for services

  ($2.00 Per share)                                               --            --        34,530
  ($3.20 Per share)                                               --            --        66,000
  ($4.00 Per share)                                               --            --         4,000
  ($4.27 Per share)                                               --            --        40,000
  ($4.80 Per share)                                               --            --        20,000

Common stock issued for services
  ($0.05 Per share)                                               --            --        17,857

Common stock issued for satisfaction of liabilities
  ($0.165 Per share)                                              --            --     5,673,721

Preferred stock dividend                                                                 (50,973)

Preferred stock converted to common stock                         --            --            --

Net loss                                                          --    (2,812,761)   (2,812,761)

                                                        ------------   ------------   -----------
Balance - June 30, 2004                                 $(14,531,596)  $ (7,937,986)  $(2,653,174)
                                                        ============   ============   ===========


                           See notes to condensed financial statements.

                                                 5



                                          WATERCHEF, INC.
                      (A Development-Stage Company Commencing January 1, 2002)

                                CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)



                                                    For the Six Months Ended
                                                            June 30,                 For the Period
                                                   --------------------------       January 1, 2002
                                                       2004          2003           to June 30, 2004
                                                   -----------    -----------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(2,812,761)   $  (916,926)        $ (7,937,986)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                        927            926                4,634
      Non-cash Compensation                            182,387         81,250              432,072
      Non-dilution agreement termination cost         (223,860)       388,022            2,462,451
      Loss on settlement of debt                     2,407,867             --            2,614,017
      Inventory reserve                                     --             --              159,250
      Write-off of stock subscription receivable            --             --               21,800
  Changes in assets and liabilities:
    Inventory                                           13,250             --              (13,250)
    Prepaid expenses and other current assets          (41,912)       (12,000)               3,368
    Accounts payable, accrued expenses
      and interest                                      60,389        313,527              844,180
                                                   -----------    -----------          -----------
      NET CASH USED IN OPERATING ACTIVITIES           (413,713)      (145,201)          (1,409,464)
                                                   -----------    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscription receivable                             --             --               45,700
  Proceeds from sale of preferred stock                412,756        137,500            1,130,127
  Proceeds from sale of common stock                        --             --              100,000
  Proceeds from sale of common stock
    to be issued                                            --             --              200,000
                                                   -----------    -----------          -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        412,756        137,500            1,475,827
                                                   -----------    -----------          -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   (957)        (7,701)              66,363

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        102,831         22,758               35,511
                                                   -----------    -----------          -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $   101,874    $    15,057          $   101,874
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

                                        7

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

12/15/2004                                  /s/  David A. Conway
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