Form 10KSB
period 2004-12-31
WATER CHEF INC
filed 2005-04-06
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-30544

                                 WATER CHEF, INC

        (Exact Name of Small Business Issuer as specified in its charter)




           DELAWARE                                              86-0515678
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                         1007 GLEN COVE AVENUE, SUITE 1
                               GLEN HEAD, NY 11545
                     --------------------------------------
                    (Address of principal executive offices)

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

                                  YES     NO  X
                                     -----  -----

The issuer's net sales for the most recent fiscal year were $56,290.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on February 28, 2005 was approximately $21,100,000.

As of February 28, 2005, the Registrant had 157,854,527 shares of its Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be issued in connection with the 2005 annual meeting of stockholders are incorporated by reference into Part III

                                WATER CHEF, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS
                                                                            PAGE
PART I
         ITEM 1.  DESCRIPTION OF BUSINESS .....................................2

         ITEM 2.  DESCRIPTION OF PROPERTY .....................................5

         ITEM 3.  LEGAL PROCEEDINGS ...........................................5

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........6

PART II
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ....6

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..10

         ITEM 7.  FINANCIAL STATEMENTS .......................................13

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING
                  AND FINANCIAL DISCLOSURE  ..................................13

         ITEM 8A. CONTROLS AND PROCEDURES ....................................13

         ITEM 8B. OTHER INFORMATION ..........................................13

PART III
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ..........14

         ITEM 10. EXECUTIVE COMPENSATION .....................................15

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.................16

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       .......17

         ITEM 13. EXHIBITS ...................................................17

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................17

SIGNATURES ...................................................................19

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Water Chef, Inc. (the "Company", "Water Chef"), designs and markets water purification equipment. Water coolers and filters were a substantial part of the Company's business from 1993 until the fourth quarter of 2001, at which time this business was sold so that Water Chef could concentrate on the further development, manufacturing, and marketing of their patented line of "PureSafe" water purification systems. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. To date, the Company has shipped 21 PureSafe units. Revenue has been recognized on only 3 PureSafe units, as 18 units that were shipped to the Kingdom of Jordan have not met the criteria for revenue recognition due to no reasonable assurance of collectibility.

BACKGROUND

The Company was originally incorporated under Arizona law in 1985 and merged into a Delaware corporation in 1987. In 1993 the Company, then known as Auto Swap, U.S.A., entered into a reverse merger with Water Chef, Inc., a Nevada corporation, which manufactured and marketed water coolers and filters.

PRODUCTS

In 2001 the Company decided to concentrate its efforts on the further development, manufacturing and marketing of the PureSafe Water Station (the "PureSafe"), since Water Chef believed that its water dispensers and its wide variety of consumer oriented water filtration products met or exceeded the design, quality and performance of competitive products. Market considerations were such however as to limit the opportunities for profit and growth. Management determined that in order to build considerable shareholder value, they would transition out of the commodity dispenser and filter businesses and develop products that they felt were unique to the marketplace.

In 1998, searching for a "killer application," Water Chef management focused on the worldwide need for safe drinking water for populations who are not served by municipal water treatment facilities, or are served by municipal systems which have malfunctioned because of improper maintenance or faulty design. The result of that activity is the PureSafe Water Station, a turn-key unit that converts "gray," or bathing grade, water into United States Environmental Protection Agency ("EPA") grade drinking water. The PureSafe eliminates all living pathogens that pollute non-processed water - bacteria, cysts, viruses, parasites, etc. - at an affordable cost for the emerging economies of the world.

The PureSafe Water Station was tested by H2M Labs, Inc. which has been approved by Nassau and Suffolk counties in New York to perform drinking water testing for the various municipalities in those counties. The specific test performed was a total and fecal coliform bacteria test, wherein the source water storage tank which feeds the PureSafe was tested for the presence of total and fecal coliform bacteria. The source water tank was found to have 50 colonies of coliform bacteria present. The source water tank was then "spiked" with a three (3) liter concentration of laboratory grown and cultured bacteria and the storage tank was measured again with 80,000,000 colonies of bacteria detected. After being processed through the PureSafe system, the water was tested again, and "FEWER THAN 2 COLONIES" were detected. In addition to the laboratory test conducted for Water Chef by H2M Labs, the available scientific literature, in industry journals such as Water Technology and Water Conditioning and Purification International, supports the statement that an ozone system such as the one utilized in the PureSafe effectively eliminates all living pathogens. Ozone was first used in municipal water treatment in Nice, France in 1904, and then in the Jerome Park Reservoir in the Bronx, New York in 1906.

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

The core version of the PureSafe can purify and dispense up to 15,000 gallons per day for an all-inclusive cost (labor, power, amortization of the capital cost, replacement filters, cartridges and media) of approximately one-half cent per gallon. The process wastes very little water, producing approximately one gallon of pure drinking water for every gallon processed. The unit can be moved with a single fork-lift and is transportable by truck or helicopter. Operating the PureSafe is simple and straightforward. Turn-key in design, minimum wage personnel can be trained to operate the unit. A system of fail-safes is built into the operation, and aside from easily installable spares such as filters and cartridges, a maintenance and oversight program established by Water Chef should maintain the operating efficiencies built into the system. Water Chef warrantees each unit for a period of one year as long as the required maintenance protocols, using Water Chef supplied parts, as prescribed in the maintenance manual are adhered to. The Company also offers larger versions of the PureSafe Water Station to provide pure water in quantities up to 5,000 gallons per hour. To date, there have been no warranty claims for the PureSafe product operating in the field. Water Chef also plans to have periodic inspections of installed equipment by the Company's agents.

While each unit is configured to respond to the particular water quality of a particular site, such as arsenic removal, seawater desalination, oil separation, etc., the typical unit contains the following components:

a. Inlet connection with macro-filter - designed to strain the input water, removes large particulate and directs water into the system

b. Inlet pump - self-priming pump which maintains water pressure at minimum 40 p.s.i. throughout the system

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

e. Ozone mixing tank - Water Chef's proprietary process for effectively mixing the ozone into the water and maintaining the required contact time to ensure oxidation of contaminants.

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

j. Carbon filter - prevents bacteria re-growth while removing inorganic compounds and improves water taste and removes odor. The carbon filter also acts as a redundant ozone destruct mechanism.

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

MANUFACTURING

In 2000, the Company entered into a subcontracting agreement with Davis Aircraft Products Inc, ("Davis") for the manufacture of the PureSafe Water Station system. Based upon the experience and the resources of Davis, Company management believes that Davis can provide the production and manufacturing support services necessary to supply Water Chef's requirements over the foreseeable future at a price, and with the quality and performance standards necessary to meet, or exceed, the needs of the markets that the Company expects to serve.

RAW MATERIALS

The PureSafe has been designed to use, for the most part, readily available off-the-shelf components, sub-systems and equipment. In as much as each of the components and sub-systems are available from multiple vendors, the Company does not believe that obtaining these for its sub-contractor, for itself, or for others if it chooses to manufacture elsewhere, will be a problem. Water Chef has also incorporated patented and proprietary technology in the PureSafe and is confident that it can protect this intellectual capital throughout the manufacturing and distribution cycle.

COMPETITION

Water Chef's modular, turn-key PureSafe Water Station directly addresses the drinking water needs of those environs which do not today, and are unlikely to enjoy access to municipally treated water. The Company has produced a turnkey solution that produces pure water to meet U.S. EPA drinking water standards. This is a far different market than that addressed by the segment of the industry which has concentrated on the multi-billion dollar municipal water treatment sector, or the equally large residential sector. The municipal solution requires significant investment for infrastructure development (building plants and laying miles of distribution pipes), and products for residential markets do not offer the performance or features to meet the needs of the underdeveloped nations of the world.

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

Water Chef believes that it has demonstrated that it possesses the technology. The Company also believes that financing is available for third world economies from a variety of sources. The challenge for the Company, a virtual unknown in the industry and with limited capital, is in getting its message in front of decision makers. To this end, Water Chef has enlisted the aid of some of the world's most outstanding experts in water purification, especially as it relates to the needs of underdeveloped countries.

The Company's Scientific Advisory Board is chaired by Dr. Ronald Hart, former Director of The National Center for Toxicological Research and a U.S. Food and Drug Administration "Distinguished Scientist in Residence." The Board also includes Dr. Mohamed M. Salem, Professor of Occupational and Environmental Medicine, Cairo University; Dr. Richard Wilson, Mallinckrodt Research Professor of Physics, Harvard University; Dr. Mostafa K. Tolba, former Under-Secretary-General of the United Nations and Director of the U.N.'s Environmental Program; and Lord John Gilbert, former Minister of State for Defense for the United Kingdom under three Prime Ministers and Secretary/Treasurer of the Tri-Lateral Commission.

Not only have the members of the Scientific Advisory Board provided valuable input and guidance to the Company with respect to system design, technological input, remediation approaches and a great deal of information relative to the unique water problems facing many areas of the world, but they have also been active in introducing the Company to commercial opportunities

During 2004 Water Chef established a relationship with the International Multiracial Shared Cultural Organization (IMSCO), an NGO (non-governmental organization) specialized with the Economic and Social Council of the United Nations. As a result of this relationship Water Chef has received United Nations certification for its pure water humanitarian projects in Honduras and Bangladesh, and became eligible to apply for third party funding of these projects. As of year-end 2004, the Company has submitted these projects for funding approval, but has received no assurance of funding.

With the recent funding of the Homeland Security Department budget, and a renewed focus on preparedness in the event of possible future terrorist attacks in the United States, programs have been initiated to ensure the protection and preservation of our water resources. Water Chef has been in discussion with political and government contacts to explore the applications for the PureSafe as a back-up drinking water system in case of damage to municipal systems. The Company has also initiated contact with senior government personnel to explore the use of our technology to safeguard water supplies at U.S. installations overseas.

PATENTS

The Company filed for patent protection on its PureSafe Water Station in October of 1998 and received formal notification that the patent had been issued on February 19, 2002. The Company feels that this patent upholds the claims that the PureSafe system is a unique product. In addition to its U.S. patent, the Company has filed for patent protection in the countries of the European Union, and in Canada, Mexico, China, Hong Kong, Korea and Japan. The patent application for the European Union (01-126 980.0) was filed on November 13, 2001; Canadian Application No. 2,362,107 was filed on November 3, 2001; Mexican Application No. PA/a/2001/12042 was filed on November 23, 2001;the Chinese Application No. 01136187.5 was filed on November 21, 2001, and was found to be in compliance on

June 20, 2003; the Hong Kong Application No. 03107837.9 was filed on October 3, 2003; and the Korean Patent Application No. 10-2001-0070453 was filed on ovember 20, 2001. Requests for Examination have been made, and the Company currently has patent protection in each country listed in this paragraph.

PATENTS (continued)

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

GOVERNMENT APPROVALS

The Company's marketing efforts to date have been directed to Central and South America, the Asian sub-continent, and the Middle East. No specific government approvals are required, except for the possibility that export licenses will be required in specific instances.

RESEARCH AND DEVELOPMENT

Research and development takes place at the Company's office. Testing, modeling, simulation and prototype manufacturing are outsourced with much of the ongoing development taking place at the Company's contract manufacturing facilities under the supervision of Davis Water Products. The Company estimates to date that the design, prototyping, development and marketing of the PureSafe Water Station has cost in excess of $2 million.

INSURANCE

The Company maintains a $1,000,000 umbrella policy, in addition to a $2,000,000 general and product liability policy, which covers the manufacture and marketing of its products. The Company believes its insurance coverage to be adequate.

EMPLOYEES

As of December 31, 2004, the Company employed one executive personnel and two administrative personnel in its headquarters.

The Company believes there are a sufficient number of persons available at prevailing wage rates in or near our manufacturing locations that should expansion of its production require additional employees, they would be readily available. The Company has no collective bargaining agreement with any of its employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company presently has no owned or leased manufacturing facilities, nor does the Company have a plan to acquire its own manufacturing facility. The PureSafe Water Station is manufactured for the Company under a contract by Davis Water Products.
The Company maintains its principle place of business at 1007 Glen Cove Avenue, Suite 1, Glen Head, New York 11545. The company leases 1,100 square feet in such building at $2,475 per month on a month-to-month basis.

To the extent possible the Company intends to utilize leased space for its future needs.

ITEM 3. LEGAL PROCEEDINGS

Water Chef was a defendant in a legal action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of debenture principal of $300,000 and accrued interest from 1997. On June 22, 2002 a settlement was reached whereby the Company agreed to (i) issue a minimum of 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated in this legal action. The Company recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500, as valued for the 3,000,000 shared, divided by the average daily trading price for the 30 days subsequent to the settlement, was greater than the original 3,000,000 shares. Due to these requirements, the Company was obligated to issue an additional 14,037,671 shares. As of December 31, 2004, the Company has issued the original 3,000,000 shares and the additional 14,037,671 shares originally valued at $497,500. Attached to the original Bridge Loans were warrants for the purchase of 1,666,667 shares of the Company's common stock at $0.15 per share. The debenture holders that participated in the legal action had the expiration date of the warrants extended to a date twelve months after the effective date of the Registration Statement filed with the Securities and Exchange Commission on January 24, 2005. There are 1,666,667 warrants currently outstanding.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


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



                                           HIGH          LOW

                   2003

                   First Quarter           .07           .01
                   Second Quarter          .07           .03
                   Third Quarter           .17           .04
                   Fourth Quarter          .22           .09


                   2004

                   First Quarter           .36           .16
                   Second Quarter          .37           .14
                   Third Quarter           .34           .14
                   Fourth Quarter          .29           .14


As of the close of business on December 31, 2004 there were 827 holders of common stock.



DIVIDENDS

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business. Subject to our obligations to the holders of our Series A and Series D
Preferred shares, and to the holders of our Series C and Series F convertible preferred stock, the holders of our common stock are entitled to dividends when and if declared by our Board of Directors from legally available funds. Our
Board of Directors will determine future dividend policy based upon conditions at that point, including our earnings and financial condition, capital requirements and other relevant factors.

EQUITY COMPENSATION PLAN INFORMATION

 The following table provides information as of December 31, 2004 with respect to our shares of Common Stock that may be issued under our existing equity compensation plans:

                                                               (a)                                        (c)
                                                             Number of              (b)                 Number of
                                                          Securities to be        Weighted-            securities
                                                            issued upon            average              remaining
                                                            exercise of         exercise price        available for
                                                            outstanding        of outstanding        future issuance
                                                              options,             options,            under equity
                                                              warrants,            warrants,           compensation
                                                             and rights           and rights             plans (1)

Plan Category
-------------
Equity compensation plans approved by security holders:           -                    -                    -
Equity compensation plans not approved by security
Holders:
Stock option plans (2)                                       6,000,000               $0.25                 None


(1) Excludes securities listed in column (a)

(2) Consists of 5,000,000 stock appreciation rights granted to David A. Conway that vest over 5 years and 1,000,000 stock appreciation rights granted to Marshall S. Sterman that vest over 2 years. These individuals were originally granted stock options in January 2004 that were later converted to stock appreciation rights.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                      Price per         Purchase                              Date of          Number
             Purchaser                  Share            Amount              Class           Purchase         of Shares
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                           Series F
Barnett Fine                             $1.00            $7,000           Preferred        01/06/2004           2,500
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Howard Fine                               1.00             1,400           Preferred        01/06/2004             500
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Haichel Esther                            1.00            60,000           Preferred        01/06/2004          30,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                      Fee for annual
                                                    accounting services     Series F
The Resnick Group LLC                     1.00            26,000           Preferred        01/06/2004           8,125
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Peter Hoffman                             1.00             3,750           Preferred        01/15/2004           1,563
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Rafael Moas                               1.00             3,750           Preferred        01/15/2004           1,563
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
David Fried                               1.00               475           Preferred        01/15/2004             195
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Dror Magori                               1.00               475           Preferred        01/15/2004             195
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Florence Gut                              1.00               825           Preferred        01/15/2004             344
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------


                                                              7



RECENT ISSUANCES OF UNREGISTERED SECURITIES (continued)

------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                      Price per         Purchase                              Date of          Number
             Purchaser                  Share            Amount              Class           Purchase         of Shares
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Dror Magori                               1.00             1,850           Preferred        02/05/2004             463
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Meryl Hagler                              1.00             3,575           Preferred        02/05/2004             893
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
David Fried                               1.00             3,575           Preferred        02/05/2004             893
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Ezra Moas                                 1.00             1,000           Preferred        02/05/2004             250
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Morris Sabbach                            1.00             1,000           Preferred        02/05/2004             250
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Jac Steinberger                           1.00             3,075           Preferred        02/05/2004             770
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Abraham Rotban                            1.00             1,855           Preferred        02/05/2004             465
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                        Commission          Series F
Raimond Irni                              1.00             4,000           Preferred        02/05/2004           1,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Arnold Fonseca                            1.00            50,000           Preferred        03/30/2004          19,231
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Efiezer Ely                               1.00             2,480            Series F        03/30/2004           1,240
                                                                           Preferred
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Moische Koffman                           1.00             2,325           Preferred        03/30/2004           1,162
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Harold Friedman                           1.00               775           Preferred        03/30/2004             388
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Aaron Groner                              1.00               310           Preferred        03/30/2004             155
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Abraham Kiplinsky                         1.00               775           Preferred        03/30/2004             388
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Annette Hunder                            1.00            50,000           Preferred        03/30/2004          25,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Eugenie Trott                             1.00           200,000           Preferred        03/30/2004          41,668
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Compensation         Series F
Marshall Sterman                          1.00            20,000           Preferred        03/30/2004           6,250
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Compensation         Series F
John J. Clarke                            1.00            20,000           Preferred        03/30/2004           6,250
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Compensation         Series F
C. Trade Inc.                             1.00            40,000           Preferred        03/30/2004           9,375
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Compensation
                                                        Web Design          Series F
A. Elizier                                1.00             3,500           Preferred        03/30/2004           1,765
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                        Commission          Series F
E. McInerney                              1.00            20,000           Preferred        03/30/2004           4,168
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                        Commission          Series F
T. Mendirotta                             1.00            25,000           Preferred        03/30/2004          12,500
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                                            Series F
Haichel Esther                            1.00            12,500           Preferred        05/20/2004          15,625
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Philip Kock                               0.1475             885             Common         08/04/2004           6,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
David Fried                               0.1475           5,530             Common         08/04/2004          37,500
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Harold Tishler                            0.1475           3,685             Common         08/04/2004          25,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------

                                                              8



RECENT ISSUANCES OF UNREGISTERED SECURITIES (continued)
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                      Price per         Purchase                              Date of          Number
             Purchaser                  Share            Amount              Class           Purchase         of Shares
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
David Rappaport                           0.1475           9,215             Common         08/04/2004          62,500
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Harold Jacobowitz                         0.1475           1,685             Common         08/04/2004          11,428
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Michael Majerovic                         0.1475           1,150             Common         08/04/2004           7,800
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Segoes Trust Ltd                          0.08            72,000             Common         08/06/2004         900,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Compensation
                                                         Marketing
Richard Barsom                            0.12             6,000             Common         08/06/2004          50,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Compensation
                                                     Financial Consult
Marshall Sterman                          0.12            24,000             Common         08/06/2004         200,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Max Ollech                                0.08            15,400             Common         08/20/2004         200,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Rafael Moas                               0.08             5,800             Common         08/20/2004          72,500
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Dror Magori                               0.08               800             Common         08/20/2004          10,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Morris Sabbach                            0.08               800             Common         08/20/2004          10,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Randy Chalom                              0.08             1,600             Common         08/20/2004          20,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Ezra Moas                                 0.08               800             Common         08/20/2004          10,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Ezra Mossieri                             0.08               800             Common         08/20/2004          10,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Kelley Metzioynim                         0.08            34,600             Common         08/20/2004         450,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Compensation
                                                     Tax Preparation
George Feinsod                            0.10            10,000             Common         08/20/2004         100,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                        Fee for UN
                                                         Admission
Samaritan Group International             0.05            25,000             Common         09/08/2004         500,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                        Fee for UN
                                                         Admission
IMSCO/F. Weston                            .05            50,000             Common         09/08/2004       1,000,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Ellis International Trust                 0.075           50,000             Common         09/17/2004         666,667
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Max Ollech                                0.08             4,000             Common         09/17/2004          50,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                        Commission
WW Trading International                  0.075           15,000             Common         10/06/2004         200,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                        Commission
Annette Hunter                            0.075            7,500             Common         10/06/2004         100,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Compensation
                                                      Accrued Payroll
Rudolf Schindler                          0.10            31,110             Common         10/29/2004         311,100
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
WW Trading International                  0.08            25,000             Common         10/29/2004         312,500
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                        Commission
Raimond Irni                              0.05             1,000             Common         11/15/2004          20,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Nachum Lis                                0.05            40,000             Common         11/16/2004         800,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Lyons Capital Partners                    0.08            50,000             Common         11/16/2004         625,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                        Commission
Jason Lyons                               0.08             5,000             Common         11/24/2004          62,500
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Compensation
                                                         Marketing
Richard Barsom                            0.08            12,000             Common         11/24/2004         150,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------

                                                              9



RECENT ISSUANCES OF UNREGISTERED SECURITIES (continued)
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                      Price per         Purchase                              Date of          Number
             Purchaser                  Share            Amount              Class           Purchase         of Shares
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Compensation
                                                      Accrued Payroll
Rudolf W Schindler                        0.155           15,500             Common         12/17/2004         100,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Leonard Cohen                             0.10            35,000             Common         12/17/2004         350,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Haichel Esther                            0.10            40,000             Common         12/17/2004         400,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------

The Company issued these shares in reliance of the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. These shares were offered to less than 35
"non-accredited" investors and were purchased for investment purposes with no view to resale.

Proceeds from the sales of these securities were used for general corporate purposes.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

DEVELOPMENT OF THE COMPANY

The Company was originally incorporated under Arizona law in 1985 and merged into a Delaware corporation in 1987. In 1993 the Company, then known as Auto
Swap, U.S.A., entered into a reverse merger with Water Chef, Inc., a Nevada corporation that manufactured and marketed water coolers and filters.

The PureSafe has been designed by the Company to meet the needs of communities who either did not have access to municipal water treatment systems, or to those whose systems had been compromised, either by environmental factors or by faulty design or maintenance.


RESULTS OF OPERATIONS

Sales for the years ended December 31, 2004 and 2003 were $56,290 and $0, respectively. During the year ended December 31, 2004, the Company sold one
PureSafe Water Station unit for $56,290 to a domestic account. Cost of sales decreased from $88,000 for the year ended December 31, 2003, to $62,250 for the year ended December 31, 2004, a decrease of $25,750, or 29%. An analysis of the components of cost of sales follows:


Cost of Sales                 Product        Rent and Overhead      Total Cost
   Period                      CGS       Payments to Manufacturer    of sales

    2003                     $     0             $88,000             $88,000

    2004                     $13,250             $49,000             $62,250


Selling, general and administrative expenses for the year ended December 31, 2004 were $1,296,265 compared to $817,625 for the year ended December 31, 2003, an increase of $478,640 or 58%. The increase in expense is primarily due to higher professional fees (approximately $187,000), marketing expenses
(approximately $70,000) and payroll expenses and related taxes (approximately
$168,000). In 2004, expenses included $125,000 paid to IMSCO (International
Multiracial Shared Cultural Organization) upon approval of the Company's application for certification and consultant status with IMSCO, an NGO in Specialized status with the Economic and Social Council of the United Nations.
The Company believes that the United Nations certification of its humanitarian water projects will enhance its ability to secure the funding needed for the successful completion of its projects.

Interest expense for the year ended December 31, 2004 was $150,228, compared to $152,478 for the year ended December 31, 2003, a decrease of $2,250, or 1%.

In 2004, the Company recognized a loss on settlement of debt of $2,407,867

The net loss for the year ended December 31, 2004 was $3,757,802 compared to $3,535,479 for the year ended December 31, 2003, an increase of $222,323.

                                       10

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had a stockholders' deficiency of approximately $3,005,000 and a working capital deficiency of approximately $2,550,000. In addition, the Company has a net loss of approximately $3,758,000 and $3,535,000 for the years ended December 31, 2004 and 2003, respectively. The financial statements have been prepared assuming that the Company will continue as a going concern. The auditor's report on its financial statements included elsewhere herein contains an explanatory paragraph about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company, during 2004 and 2003, raised $790,356 and $599,871, respectively, through the sale of its common and preferred stock.

WaterChef was a defendant in a legal action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of debenture principal of $300,000 and accrued interest from 1997. On June 22, 2002 a settlement was reached whereby the Company agreed to (i) issue a minimum of 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated in this legal action. The Company recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500, as valued for the 3,000,000 shared, divided by the average daily trading price for the 30 days subsequent to the settlement, was greater than the original 3,000,000 shares. Due to these requirements, the Company was obligated to issue an additional 14,037,671 shares. As of December 31, 2004, the Company has issued the 3,000,000 shares and the additional 14,037,671 shares originally valued at $497,500. Attached to the original Bridge Loans were warrants for the purchase of 1,666,667 shares of the Company's common stock at $0.15 per share. The debenture holders that participated in the legal action had the lives of their warrants extended from March 2002 to March 2004. In connection with the issuance of the Bridge Lenders' shares the Company further extended the expiration date of the warrants to a date twelve months after the effective date of the Registration Statement filed with the Securities and Exchange Commission on January 24, 2005.

In addition to the above settlement with Bridge Lenders who participated in the legal action, the Company settled its obligation with debenture holders that did not participate ("non-participating debenture holders") in the legal action. These non-participating debenture holders had total debentures of $75,000, plus accrued interest of $9,850, totaling $84,850 as of the settlement date. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. The terms of their warrants were not extended, nor are they entitled to receive additional shares based of the Company's common stock achieving a certain average trading price 30 days subsequent to the settlement with the participating debenture holders. During 2004, the Company issued the 750,000 settlement shares.

Management is currently attempting to settle or restructure the remaining debt, and plans to satisfy its existing obligations with the cash derived from the profitable sale of its product.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principle generally accepted in the United States of America. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a list of what we feel are the most critical estimations that we must make when preparing our financial statements.

Revenue Recognition

Statement of Position 97-2, Software Revenue Recognitions ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 ("SOP 98-4"). SOP 97-2 provides revised and expanded guidance of software revenue recognition and applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Based on interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions, entered into during the year ended December 31, 2000.

Revenue is recognized when products are shipped, title passes and collectibility is reasonably assured. Allowances for estimated bad debts, sales allowance and discounts are provided when such sales are recorded.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment." SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

SFAS No. 123(R) is effective for small business issuers' financial statements for the first interim or annual reporting period that begins after December 15, 2005.

We have used stock in the past to raise capital and as a means of compensation to employees. We believe we will need to continue using stock for these same purposes.

Effects of Recent Accounting Policies
In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs, or potential VIEs, commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

Emerging Issue Task Force (EITF) Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities, should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004.

The adoption of this pronouncement did not have a material effect on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the years ended December 31, 2004 and 2003 are included herein and consist of:


Report of Independent Registered Public Accounting Firm       F-1

Balance Sheet                                                 F-2

Statements of Operations                                      F-3

Statement of Changes in Stockholders' Deficiency              F-4-5

Statements of Cash Flows                                      F-6

Notes to Financial Statements                                 F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2004 no change in accountants occurred and there were no disagreements with accountants.

ITEM 8A. CONTROLS AND PROCEDURES

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

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a material weakness in the financial reporting. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the situation changes and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

ITEM 8B. OTHER INFORMATION

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

At year-end 2004 the Company's Directors, Executive Officers and Scientific Advisory Board Members are:


Name                        Age         Position(s) with the Company

David A. Conway              63         Director, Chairman,President,
                                        Chief Executive Officer and
                                        Chief Financial Officer

John J. Clarke ++            63         Director

Ronald W. Hart +             62         Chairman, Scientific
                                        Advisory Board

Mohamed M. Salem +           53         Scientific Advisory Board

Marshall S. Sterman++        73         Director

Richard Wilson +             79         Scientific Advisory Board

Mostafa K. Tolba +           83         Scientific Advisory Board

Lord John Gilbert +          79         Scientific Advisory Board



+ Members of the Advisory Board will receive an honorarium, in the form of cash or common stock, for their service at the discretion of the Board of Directors.

++ Member of Audit Committee and Compensation Committee. Mr. Sterman, by reason of education, training and experience is the Company's "recognized financial expert" on the Audit Committee


David A. Conway

Elected to the Board in 1997 and joined the Company as President and Chief Executive Officer in 1998. Previous experience as President, COO of a privately held public relations and marketing company; Director and VP Administration of KDI Corporation (NYSE); VP Administration Keene Corporation (NYSE) and earlier positions with CBS and Goldman Sachs & Co. Mr. Conway, who served as an infantry officer in the US Army, holds undergraduate and graduate degrees from Fordham University and is listed in Who's Who in America.

John J. Clarke

John J. Clarke rejoined the Water Chef Board of Directors in March 2004. Mr. Clarke had previously served as a member of the Company's Board of Directors from July 1997 to February 2000 when he resigned from the Board due to his heavy workload. Mr. Clarke is a Principal and co-founder of the Baldwin and Clarke Companies, a diversified financial services organization, and is a founding director of two New Hampshire commercial banks. Mr. Clarke currently serves as a Director of Centrix Bank.

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

Mohamed M. Salem (MD/PhD.)

Appointed to the Scientific Advisory Board in early 2001, Dr. Salem is Professor of Occupational and Environmental Medicine at the Kasr El-Aini School of Cairo University. An internationally recognized expert on the health effects of environmental and water contaminants including pesticides, lead and other metals, Dr. Salem is credited with establishing infectious disease control programs at medical centers and other public entities throughout the Middle East. Dr. Salem is a principal of Salem Industries, an import and export company, which is one of the leading suppliers of chemicals and oil field equipment in the Middle East. Dr. Salem holds both an M.D. and Ph.D. from Cairo University.



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

Richard Wilson (Ph.D.)

Appointed to the Scientific Advisory Board in 2001, Dr. Wilson is the
Mallinckrodt Research Professor of Physics at Harvard University. Dr. Wilson is one of the foremost scientific authorities in the fields of water quality remediation and purification, and is currently Professor of the Energy Research
Group at the University of California. Dr. Wilson is a member of the Advisory
Board of the Atlantic Legal Foundation, and is one of the principal scientists studying the resolution of the water problems in Chernobyl and in Bangladesh where toxic levels of arsenic contaminate the water supply. Dr. Wilson holds his Ph.D. from Oxford University.

Mostafa K. Tolba (Ph.D.)

Dr. Tolba joined the Scientific Advisory Board in June, 2001. Dr. Tolba served as Under-Secretary-General of the United Nations, and Executive Director of the United Nations Environmental Program from 1976 to 1992. Dr. Tolba is currently
President of the International Center for Environment and Development headquartered in Geneva, Switzerland, and Emeritus Professor of Science at the Kasr El-Aini School of Medicine at Cairo University. He received his Ph.D. in
Macrobiology from Imperial College, London, England.

Lord John Gilbert (Ph.D.)

Lord John Gilbert joined the Scientific Advisory Board in 2001. Lord Gilbert served as Minister of State for Transportation, Minister of State for Finance, and as Minister of State for Defense in the United Kingdom under three Prime
Ministers. Lord Gilbert is Secretary/Treasurer of the Tri-Lateral Commission and a member of the House of Lords. He was educated at Marchant Taylors' School and St. John's College, Oxford, and holds a Ph.D. in International Economics and
Statistics from New York University.

Code of Ethics

Due to its limited size, the Company has not yet enacted a formal Code of Ethics. A Code of Ethics has been prepared and will be enacted in the second quarter of 2005.

ITEM 10. EXECUTIVE COMPENSATION

                                            SUMMARY COMPENSATION TABLE


 Name and Principal                                                            Long Term
      Position                          Annual Compensation                   Compensation
---------------------            --------------------------------   ----------------------------------

                                                                                       Securities
                                                                        Restricted     Underlying         All
                                                        Other Annual       Stock        Options/         Other
                                  Salary      Bonus     Compensation      Award(s)        SARs        Compensation
                        Year        ($)        ($)           ($)            ($)            (#)            ($)
                        ----      ------      -----     ------------      --------      --------        --------
David A. Conway         2004     $303,750      --            --             --          5,000,000         --
President/CEO           2003     $165,000      --            --             --               --           --
                        2002     $165,000      --            --             --               --           --

                                                        15

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding common stock appreciation rights made to the named executive officers and directors during fiscal 2004:

                                  Number of
                                 Securities           Percent of Total SARs
                               Underlying SARs        Granted to Employees      Exercise or Base
 Name                             Granted #              In Fiscal Year           Price ($/Sh)      Expiration Date
-------------------               ---------              --------------           ------------      ---------------
David A. Conway                 5,000,000(1)                  83%                   $0.25           January 31, 2009
Marshall S. Sterman             1,000,000(2)                  17%                   $0.25           January 31, 2006

---------------------------

     (1) These SARs were granted on January 1, 2004 and vest 20% on each anniversary of such grant.

     (2) These SARs were granted on January 1, 2004 and vest 50% on each anniversary of such grant.

The Company has no Long-Term Incentive Plans at this time.

DIRECTORS' COMPENSATION

Directors of the Company do not receive cash compensation for serving as members; they are reimbursed for their out of pocket expenses related to meetings and other Company related activity for which they are called upon. In the past certain directors have received common stock for service to the Company.

In 2004, Mr. Sterman was compensated at the rate of $6,000 per month for consulting services performed for the Company. The Company may pay for these services in cash or stock, and may terminate these services at its option. There is $147,500 due to him as of December 31, 2004.

The Company's directors have been paid success fees for helping the Company in various equity and debt financings in previous years. These payments have been both in cash and common stock, such payments being made based on industry-wide standards and arms-length transactions

EMPLOYMENT AGREEMENTS

Mr. Conway entered into a five-year employment agreement in January 2004. The agreement provides for base salary of $350,000 per year, participation in the company's employee benefit programs and a life insurance policy in the amount of $5,000,000. In addition Mr. Conway was granted a stock appreciation right, vesting at 20% per year for five years, for 5,000,000 shares of Water Chef common stock at a strike price of $0.25 per share. Mr. Conway was originally granted stock options in January 2004, that were later converted to stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDERS MATTERS

Set forth below is information as of December 31, 2004, concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the issued and outstanding common stock of the Company, all Directors, the Executive Officers, and all Directors and Executive Officers of the Company as a group based on the number of shares of common stock issued and outstanding as of the date of this Offering Memorandum. For purposes of the Memorandum, beneficial ownership is defined in accordance with the Rules of the Securities and Exchange
Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest.


Name and Address of                Number of Shares of Voting     Percentage of
Beneficial Owner of Shares         Stock Beneficially Owned (1)   Total Voting
--------------------------         ----------------------------   -------------
David A. Conway (2) (3)                    25,110,782                 16.1%
Water Chef, Inc.
1007 Glen Cove Ave.
Glen Head, NY  11545

John J. Clarke                              1,500,000                  1.0
116B South River Road
Bedford, NH 03110

Marshall S. Sterman                         1,650,000                  1.0
46 Neptune Street                          ----------              ----------
Beverly, MA  01915

All executive officers and
Directors as a Group (2)(4)                28,260,782                 18.1%
                                           ==========              ==========

                                       16

1. Total Voting Shares are comprised of all common shares issued and outstanding.

2.   Includes 10,495,067 shares held in an IRA Trust.

3. In March, 2002 Mr. Conway voluntarily surrendered the anti-dilution agreement that insured 32.6% ownership of the voting shares to Mr. Conway and his affiliates.

4. Does not include Officers or Directors of the Company who were not such as of the date of record.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

(a) Exhibits:


Exhibit No.         Description
-----------         -----------

    31 Certification of Chief Executive Officer and Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act.

    32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES

Audit Fees

     Audit fees billed to the Company by Marcum & Kleigman LLP ("M&K") for the fiscal years ended December 31, 2004 and December 31, 2003, for professional services rendered by M&K for the contemporaneous audit of the Company's annual financial statements and the review of quarterly financial statements or services that are normally provided by M&K in connection with statutory and regulatory filings or engagements, totaled approximately $35,000 and $52,675, respectively.

Audit-Related Fees

     Audit fees billed to the Company by M&K for the fiscal years ended December 31, 2003 and December 31, 2004, for assurance and related services by M&K, totaled approximately $22,500 and $37,500, respectively.

Tax Fees

     There were no tax fees billed by M&K for tax advice to the Company for the fiscal years ended December 31, 2004 and the fiscal year ended December 31, 2003.

All Other Fees

     There were no fees billed by M&K to the Company for products and services not included in the foregoing categories. Fees billed to the Company by M&K during the fiscal year ended December 31, 2004 for products and services not included in the foregoing categories totaled approximately $10,000. For the fiscal year ended December 31, 2004 such fees consisted mainly of fees relating to a registration statement the Company filed.

     Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. Accordingly, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the "Policy") which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the Audit Committee prior to being performed. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management.


     All of the engagements and fees for the year ended December 31, 2004 were approved by the Audit Committee. Of the total number of hours expended M&K's engagement to audit the Company's financial statements for the year ended December 31, 2004, none of the hours were attributed to work performed by persons other than M&K's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WATERCHEF, INC.





April 5, 2005                               /s/  David A. Conway
                                            -----------------------------------
Date                                             David A. Conway
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer (Principal Operating
                                                 Officer)

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Water Chef, Inc.
Glen Head, New York

We have audited the accompanying balance sheet of Water Chef, Inc., (a development stage company commencing January 1, 2002) as of December 31, 2004 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Water Chef, Inc., (a development stage company commencing January 1, 2002) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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



 /s/  Marcum & Kliegman LLP
 -----------------------------
      Marcum & Kliegman LLP


 New York, New York
 March 11, 2005

                                 WATER CHEF INC.
            (A Development Stage Company Commencing January 1, 2002)
                                  BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS

CURRENT ASSETS:
         Cash                                                     $     81,732
         Prepaid expenses                                               17,113
         Subscriptions receivable                                       20,000
                                                                  ------------
            TOTAL CURRENT ASSETS                                       118,845

         PATENTS AND TRADEMARKS (net of
         accumulated amortization of $6,944)                            19,111

         Other assets                                                    3,162
                                                                  ------------
     TOTAL ASSETS                                                 $    141,118
                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Accounts payable (including related party of $9,375)     $    222,066
         Accrued expenses and other current liabilities              1,112,612
         Notes payable (including accrued interest of $499,455)      1,182,677
         Accrued dividends payable                                      81,034
         Customer deposit                                               70,000
                                                                  ------------
            TOTAL CURRENT LIABILITIES                                2,668,389

     LONG-TERM LIABILITIES:
         Loans payable to stockholder (including accrued
         interest of $105,221)                                         478,002
                                                                  ------------
     TOTAL LIABILITIES                                               3,146,391
                                                                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

     Preferred stock, $.001 par value;
         10,000,000 shares authorized;
         614,413 shares issued and outstanding,
         (liquidation preference $1,516,000)                               615
     Common stock, $.001 par value;
         190,000,000 shares authorized;
         155,885,729 shares issued;
         155,881,329 shares outstanding                                155,886
     Additional paid-in capital                                     20,258,617
     Treasury stock, 4,400 common shares, at cost                 (      5,768)
     Accumulated deficit through December 31, 2001                ( 14,531,596)
     Deficit accumulated during development stage                 (  8,883,027)
                                                                  ------------
            TOTAL STOCKHOLDERS' DEFICIENCY                        (  3,005,273)
                                                                  ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $    141,118
                                                                  ============


                       See notes to financial statements.



                                           WATER CHEF, INC.
                       (A Development Stage Company Commencing January 1, 2002)
                                       STATEMENTS OF OPERATIONS


                                                                                      For the Period
                                                       Year Ended December 31,        January 1, 2002
                                                    -------------------------------    to December 31,
                                                        2004              2003              2004
                                                    -------------     -------------     -------------
Sales                                               $      56,290     $        -        $      96,290
                                                    -------------     -------------     -------------
Costs and Expenses:
   Cost of sales                                           62,250            88,000           396,680
   Selling, general and administrative                  1,296,265           817,625         2,903,010
   Non-dilution agreement termination costs              (223,858)        2,477,376         2,462,453
   Interest expense (including interest
     expense for related party of $23,868
     in both years and $71,604 for the period
     January 1, 2002 to December 31, 2004)                150,228           152,478           481,817
   Loss on settlement of debt                           2,407,867              -            2,614,017
   Stock appreciation rights                              121,340              -              121,340
                                                    -------------     -------------     -------------
                                                        3,814,092         3,535,479         8,979,317
                                                    -------------     -------------     -------------
Net loss                                            (   3,757,802)    (   3,535,479)    (   8,883,027)

Deemed dividend on preferred stock                  (   2,072,296)             -        (   2,072,296)

Preferred stock dividends                           (     134,366)    (     152,876)    (     400,230)
                                                    -------------     -------------     -------------
                                                    (   2,206,662)    (     152,876)    (   2,472,526)
Net loss applicable to
   common stock                                     $(  5,964,464)    $(  3,688,355)    $( 11,355,553)
                                                    =============     =============     =============

Basic and Diluted Loss Per Common Share:            $ (     0.05)     $(       0.04)
                                                    =============     =============
Weighted Average Common Shares Outstanding -
   Basic and Diluted                                  121,549,857        89,559,886
                                                    =============     =============


                                  See notes to financial statements.

                                                  F-3


                                                         WATER CHEF, INC.
                                     (A Development Stage Company Commencing January 1, 2002)
                                               STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                              Preferred Stock                   Common Stock           Additional
                                                        ----------------------------    ---------------------------     Paid-in
                                                           Shares          Amount          Shares         Amount        Capital
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - JANUARY 1, 2002                                    145,500    $        146      86,614,286   $     86,614   $ 12,339,469
  Extension of life of warrants                                 --              --              --             --          111,000
  Proceeds from sale preferred stock
    ($1.00 Per share)                                        125,000             125            --             --          117,375
  Proceeds from sale of common stock
    ($0.025 Per share)                                          --              --         2,500,000          2,500         97,500
  Common stock issued for services
    ($0.08 Per share)                                           --              --           450,000            450         35,550
  Collection of subscription receivable                         --              --              --             --             --
  Net Loss                                                      --              --              --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2002                                  270,500    $        271      89,564,286   $     89,564   $ 12,700,894
  Proceeds from sale of preferred stock
March 31, 2003
    ($1.00-$2.00 Per share)                                   62,500              63            --             --           74,937
June 30, 2003
    ($0.50 Per share)                                         75,000              75            --             --           37,425
September 30, 2003
    ($1.00-$2.40 per share)                                  163,281             163            --          228,346
December 31, 2003
    ($1.33-$2.80 Per share)                                  145,450             145            --             --          258,717
  Preferred stock issued for services
March 31, 2003
    ($1.00 Per share)                                         30,000              30            --             --           29,970
June 30, 2003
    ($1.00 Per share)                                         51,250              51            --             --           51,199
September 30, 2003
    ($1.00 per share)                                         67,035              67            --           66,968
December 31, 2003
    ($1.88-$4.00 Per share)                                   22,150              22            --             --           65,378
Collection of subscription receivable                           --              --              --             --             --
Write-off of subscription receivable                            --              --              --             --             --
Net Loss                                                        --              --              --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2003                                  887,166    $        887      89,564,286   $     89,564   $ 13,513,834
  Proceeds from sale of preferred stock
March 31, 2004
    ($2.40-$4.80 Per share)                                  130,077             130            --             --          400,126
June 30, 2004
    ($0.80 Per share)                                         15,625              16            --             --           12,484
  Preferred stock issued for services
March 31, 2004
    ($2.00-$4.80 Per share)                                   49,433              49            --             --          158,483
     Proceeds from sale of common stock
September 30,2004
    ($0.03-$0.15 per share)                                     --              --         2,541,595          2,541        205,059
December 31, 2004
    ($0.05-$0.10 Per share)                                     --              --         2,487,500          2,488        187,512
      Common stock issued for services
March 31, 2004
    ($0.05 Per share)                                           --              --           477,133            477         23,380
September 30,2004
    ($0.05-$0.15 per share)                                     --              --         1,857,800          1,858        126,792
December 31, 2004
    ($0.08-$0.10 Per share)                                     --              --           532,500            533         40,968
  Preferred stock dividend                                      --              --              --             --          (81,034)
  Common stock issued for satisfaction of liabilities
  June30, 2004
    ($0.15 Per share)                                           --              --        37,786,629         37,787      5,635,934
December 31, 2004
    ($0.134 Per share)                                          --              --           411,100            411         54,839
  Preferred stock converted to common stock
June 30, 2004                                               (133,250)           (133)      5,108,332          5,108         (4,975)
September 30, 2004                                          (269,263)           (269)     12,103,854         12,104        (11,835)
December 31, 2004                                            (65,375)            (65)      3,015,000          3,015         (2,950)

  Net loss                                                      --              --              --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2004                                  614,413    $        615     155,885,729   $    155,886   $ 20,258,617
                                                        ============    ============    ============   ============   ============


                                            See notes to financial statements.

                                                            F-4



                                                          WATER CHEF, INC.
                                      (A Development Stage Company Commencing January 1, 2002)
                                                STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                      Accumulated      Deficit
                                                                                        Deficit       Accumulated
                                                         Stock                          Through         During           Total
                                                      Subscription      Treasury        December      Development     Stockholders'
                                                       Receivable         Stock         31, 2001         Stage         Deficiency
-continued-                                           ------------    ------------    ------------    ------------    ------------
BALANCE - JANUARY 1, 2002                                  (67,500)         (5,768)    (14,531,596)           --        (2,178,635)
  Extension of life of warrants                               --              --              --              --           111,000
  Proceeds from sale preferred stock
    ($1.00 Per share)                                         --              --              --              --           117,500
  Proceeds from sale of common stock
    ($0.025 Per share)                                        --              --              --              --           100,000
  Common stock issued for services
    ($0.08 Per share)                                         --              --              --              --            36,000
  Collection of subscription receivable                     30,200            --              --              --            30,200
  Net Loss                                                    --              --              --        (1,589,746)     (1,589,746)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2002                                (37,300)         (5,768)    (14,531,596)     (1,589,746)     (3,373,681)
  Proceeds from sale of preferred stock
March 31, 2003
    ($1.00-$2.00 Per share)                                   --              --              --              --            75,000
June 30, 2003
    ($0.50 Per share)                                         --              --              --              --            37,500
September 30, 2003
    ($1.00-$2.40 per share)                                   --              --              --              --           228,509
December 31, 2003
    ($1.33-$2.80 Per share)                                   --              --              --              --           258,862
  Preferred stock issued for services
March 31, 2003
    ($1.00 Per share)                                         --              --              --              --            30,000
June 30, 2003
    ($1.00 Per share)                                         --              --              --              --            51,250
September 30, 2003
    ($1.00 per share)                                         --              --              --            67,035
December 31, 2003
    ($1.88-$4.00 Per share)                                   --              --              --              --            65,400
Collection of subscription receivable                       15,500            --              --              --            15,500
Write-off of subscription receivable                        21,800            --              --              --            21,800
Net Loss                                                      --              --              --        (3,535,479)     (3,535,479)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2003                                   --            (5,768)   ( 14,531,596)   (  5,125,225)     (6,058,304)
  Proceeds from sale of preferred stock
March 31, 2004
    ($2.40-$4.80 Per share)                                   --              --              --              --           400,256
June 30, 2004
    ($0.80 Per share)                                         --              --              --              --            12,500
  Preferred stock issued for services
March 31, 2004
    ($2.00-$4.80 Per share)                                   --              --              --              --           158,532
  Proceeds from sale of common stock
September 30,2004
    ($0.03-$0.15 per share)                                   --              --              --              --           207,600
December 31, 2004
    ($0.05-$0.10 Per share)                                   --              --              --              --           190,000
  Common stock issued for services
March 31, 2004
    ($0.05 Per share)                                         --              --              --              --            23,857
September 30,2004
    ($0.05-$0.15 per share)                                   --              --              --              --           128,650
December 31, 2004
    ($0.08-$0.10 Per share)                                   --              --              --              --            41,501
    Preferred stock dividend                                  --              --              --              --           (81,034)
Common stock issued for satisfaction of liabilities
June 30, 2004
    ($0.15 Per share)                                         --              --              --              --         5,673,721
December 31, 2004
    ($0.134 Per share)                                        --              --              --              --            55,250
  Preferred stock converted to common stock
June 30, 2004                                                 --              --              --              --              --
September 30, 2004                                            --              --              --              --              --
December 31, 2004                                             --              --              --              --              --
  Net loss                                                    --              --              --        (3,757,802)     (3,757,802)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2004                                   --      $     (5,768)   $(14,531,596)   $ (8,883,027)   $ (3,005,273)
                                                      ============    ============    ============    ============    ============


                                                 See notes to financial statements.

                                                                 F-5



                                             WATER CHEF INC.
                        (A Development Stage Company Commencing January 1, 2002)

                                        STATEMENTS OF CASH FLOWS


                                                                                         For the period
                                                               Years Ended December 31,  January 1, 2002
                                                             --------------------------  to December 31,
                                                                2004           2003           2004
                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(3,757,802)   $(3,535,479)   $(8,883,027)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Amortization of patents                                     1,855          1,854          5,562
       Non-cash compensation                                     473,878        213,685        723,563
       Loss on settlement of debt                              2,407,867           --        2,614,017
       Non-dilution agreement termination cost                  (223,858)     2,477,376      2,462,453
       Inventory reserve                                            --             --          159,250
       Write-off of stock subscription receivable                   --           21,800         21,800
          Change in assets and liabilities
     Inventory                                                    26,500           --             --
     Prepaid expenses and other current assets               (     5,893)       (11,220)        39,387
     Accounts payable, accrued expenses, accrued dividends
     and customer deposits                                       265,998        296,686      1,049,789
                                                             -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                           (811,455)   (   535,298)    (1,807,206)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of stock subscription receivable                        --           15,500         45,700
  Proceeds from sale of preferred stock                          412,756        599,871      1,130,127
  Proceeds from sale of common stock                             377,600           --          477,600
  Proceeds from sale of common stock to be issued                   --             --          200,000
                                                             -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        790,356        615,371      1,853,427
                                                             -----------    -----------    -----------

NET(DECREASE)INCREASE IN CASH                                    (21,099)        80,073         46,221

CASH AT BEGINNING OF YEAR                                        102,831         22,758         35,511
                                                             -----------    -----------    -----------
CASH AT END OF YEAR                                          $    81,732    $   102,831    $    81,732
                                                             ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                 $    20,000    $     2,250    $    20,250
                                                             ===========    ===========    ===========
    Income taxes                                             $      --      $      --      $      --
                                                             ===========    ===========    ===========
NON-CASH FINANCING ACTIVITIES

COMPENSATION SATISFIED BY ISSUANCE OF COMMON STOCK           $    55,250    $      --      $    55,250
                                                             ===========    ===========    ===========
COMMON STOCK ISSUED IN SATISFACTION OF LIABILITIES           $ 5,673,721    $      --      $ 5,673,721
                                                             ===========    ===========    ===========


                                   See notes to financial statements.

                                                   F-6

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

Water Chef, Inc. (the "Company"), is a Delaware Corporation currently engaged in the design, marketing and sale of water dispensers and purification equipment both in and outside the United States.

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

a. Basis of Presentation

The Company discontinued its water cooler and filtration operations in November 2001. As a result, the Company has refocused its efforts on raising capital and developing markets for its proprietary technology. Therefore, for financial purposes, the Company has determined that it has re-entered the development stage commencing January 1, 2002. The Company's statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2004 represent the cumulative, from inception information, required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises".

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations of $3,757,802 and $3,535,479 for the years ended December 31, 2004 and 2003, respectively. Additionally, the Company has working capital and stockholders' deficiencies of approximately $2,550,000 and $3,005,000 at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

c. Stock-Based Compensation - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation according to APB Opinion No. 25.

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of FAS 123 had been applied for the following periods ended December 31, 2004 and 2003 as follows:

                                                     Years ended December 31,
                                                      2004            2003
                                                 -------------    -------------

     Net loss applicable to common stock         $ ( 5,964,469)   $ ( 3,535,479)
     Add: Stock -based employee
       compensation expense included in
       reported net loss                               121,340             --
     Less: Stock-based employee
       compensation cost, net of tax effect
       under fair value method                        (291,210)            --
                                                 -------------    -------------
     Pro-forma net loss under fair
       value accounting                          $ ( 6,134,339)   $ ( 3,535,479)
                                                 =============    =============

     Loss per share - basic and diluted
       as reported                               $       (0.05)   $       (0.04)
                                                 =============    =============

     Pro-forma loss per share -
       basic and diluted                         $       (0.05)   $       (0.04)
                                                 =============    =============

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS


d. Revenue Recognition - Revenues are recognized when product is shipped, title passes and collectibility is reasonably assured. Allowances for estimated bad debts, sales allowance and discounts are provided when such sales are recorded.

e. Income Taxes - Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Valuation allowances are established when necessary to reduce deferred assets to the amounts expected to be realized.

f. Loss Per Share - Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of optinons, warrants and the conversion of preferred stock for the years ended December 31, 2004 and 2003, were 34,230,804 and 35,382,471, respectively.

g. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

h. Fair Value of Financial Instruments - The carrying amounts of the financial instruments reported in the balance sheet approximate their fair market value due to the short-term maturity of these instruments.

i. Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required.

j. Research and Development - Research and development cost consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. There were no research and development expenses incurred in year 2004 and 2003.

k. Recent Accounting Pronouncements
In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs, or potential VIEs, commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS


In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

Emerging Issue Task Force (EITF) Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities, should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004.

The adoption of this pronouncement did not have a material effect on the Company's financial statements.


3. NOTES PAYABLE

Notes payable at December 31, 2004 consist of the following:

(a)               166,756
(b)               750,533
(c)               265,388
           --------------

Total      $    1,182,677

(a) Loans payable - other: These are unsecured notes bearing interest ranging from 10% to 15% per annum, with no specific due date for repayment. An amount due on these notes, inclusive of $83,535 in interest is $166,756, at December 31, 2004. No demands for repayment have been made by the note holder.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS


(b) In April 2001, the Company issued a $400,000 promissory note at an interest rate of 2% per month. In consideration for the issuance of this note, 500,000 shares of the Company's common stock were issued to the note holder and a $74,000 debt discount was recorded and fully amortized in the year ended December 31, 2001. The principal balance and accrued interest were payable on September 1, 2001. The Company did not make such payment and was required to issue an additional 100,000 penalty shares of its common stock to the note holder. The Company recorded additional interest expense of $12,300 related to the issuance of these penalty shares. The amount due on this note, inclusive of $350,533 in interest, is $750,533 at December 31, 2004. No demands for repayment have been made by the note holder.

(c) In November 2000, the Company entered into a Convertible Promissory Note agreement, whereby the Company may be advanced a maximum of $300,000. The Company was advanced the following: $100,000 in November 2000, $50,000 in December 2000 and $50,000 in January 2001. No further cash advances were made to the Company. The Convertible Promissory Note agreement also called for the payment of $100,000 of Company expenses. The advances bear interest at 10% per annum and were to have been repaid as of January 15, 2002. A maximum of 6,000,000 shares could have been issued upon conversion had the full $300,000 been advanced. As of December 31, 2004, the Company owed $265,388 on these advances, inclusive of $65,388 in interest. The Company and the note holder, by mutual consent, had agreed to extend the due date of the note to May 1, 2002 which has not been further extended. All other terms and provisions of the note are unchanged. In May 2003, these note holders entered a judgment against the Company for the principal sum of $200,000 plus interest. During 2004, the Company paid $20,000 of accrued interest on these notes.

4. LOANS PAYABLE - STOCKHOLDER

At December 31, 2004, the Company is obligated to its Chief Executive Officer who is also a significant stockholder for loans and advances made to the Company totaling $372,781, plus accrued interest of $105,221. These advances have been accruing interest ranging from 6% to 12% per annum. The loans have no repayment terms and the stockholder has agreed not to demand payment until July 1, 2006 at the earliest.

5. COMMON STOCK ISSUED

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

During the year ended December 31, 2004, the Company recorded the following transactions:

a. Cash and Subscriptions

In 2002, The Company received $100,000 for 2,500,000 shares of its common stock. The Company also received $200,000 in 2002 for the issuance of 4,000,000 shares of its common stock. These shares were issued in June 2004 upon approval of the stockholders of the increase in the number of authorized common shares of the Company.

During the year ended December 31, 2004, the Company received $377,600 for 4,229,095 shares of its common stock. During the year ended December 31, 2004, the Company also recorded a subscription for 400,000 shares of its common stock for $20,000. The $20,000 was received by the Company in January 2005.

b. Non-Dilution Agreement Termination Cost

In May 2002, the Company agreed to issue to the Company's President and Chief Executive Officer, and to related parties of such, an aggregate of 14,923,958 shares of its common stock in connection with the voluntary surrender of a non-dilution agreement that the President had entered into with the Company in 1997.

Since the issuance of these shares is subject to stockholder approval, the measurement date for purposes of valuation is established when such stockholder approval has been obtained. Accordingly, the Company was utilizing variable accounting to determine the value of these shares. These shares were issued during June 2004 upon approval by the stockholders of the increase in the number of authorized common shares of the Company.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS

c. Services

During 2002, the Company agreed to issue to various parties an aggregate of 1,075,000 shares of its common stock for a value of $84,000 in connection with professional services. These shares were issued in June 2004 upon the approval by the stockholders of the increase in the number of authorized common shares of the Company.

The Company also issued 450,000 shares of its common stock for services with a value of $36,000 in 2002.

During 2004, the Company issued to various parties an aggregate of 2,867,433 shares of its common stock for a value of $194,000 in connection with professional services.

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

In 2002, the Company and the Bridge Lenders participating in the legal action, settled this dispute requiring the Company to: (i) Issue 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated ("participants") in this legal action. The Company recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500 settlement and the $339,400, or $158,100, was recorded as a loss on settlement of debt.
(ii) Extend the warrants attached to the participants' debentures for another two years until March 2004, for which the Company has recorded a non cash expense charge of $111,000 (iii) In 2004, in connection with the issuance of the Bridge Lender shares, the Company further extended the term of the warrants for twelve months until March 2005 and recorded $94,151 as a loss on settlement of debt in connection with such warrant extension; and (iv) Issued additional shares since the product of the $497,500, as valued for the 3,000,000 shares above, divided by the average daily trading price for the 30 days subsequent to the settlement, was grater than the original 3,000,000 shares. Due to these requirements, the Company was obligated to issue an additional 14,037,671 shares. During June 2004, the Company issued the 3,000,000 shares and the additional 14,037,761 shares originally valued at $495,500. The Company recorded a loss on settlement of debt of $2,313,716 since the total value of the shares on the date of issuance was $2,811,216.

The debenture holders that did not participate ("non-participating debentures") in the above legal action had total debentures of $75,000, plus accrued interest of $9,850 as of the settlement date, totaling $84,850. In conjunction with the above settlement, the Company settled these outstanding non-participating debentures, plus accrued interest, with the issuance of 750,000 shares of common stock valued at $0.0292 per share, or $21,900. During 2004, the 750,000 shares were issued.

e. Conversion of preferred stock into common stock

During year ended December 31, 2004, the Company agreed to issue various parties an aggregate of 20,227,186 shares of its common stock in connection with the conversion of preferred stock, The Company recorded the deferred contingent beneficial conversion adjustment of $2,072,296 as a deemed dividend since the contingency was resolved in June 2004.



                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS

f. Payroll Liability Settlement

During the year ended December 31, 2004, the Company agreed to issue 411,100 shares of its common stock in connection with a settlement of payroll liabilities of $55,250.

6. PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock, issuable in series with rights, preferences, privileges and restrictions as determined by the board of directors.

At December 31, 2004, outstanding preferred shares were as follows:
                                                                                       Liquidation
                                                   Current                              Preference
                                                    Annual       Total      Dividend   (including
            Authorized     Issued        Par       Dividend     Dividend    Arrearage    dividend
              Shares       Shares       Value    Requirement   Arrearage    Per Share   arrearage)

Series A      400,000       52,500   $       53   $   52,500   $  517,600   $   9.86    $1,042,600
Series C      400,000      120,500          121         --           --                       --
Series D    2,000,000       93,000           93       55,800      473,400       5.09       473,400
Series F    1,000,000      348,413          348       26,066       82,162        .23          --
                        ----------   ----------   ----------   ----------   ----------  ----------

                           614,413   $      615   $  134,366   $1,073,162        --     $1,516,000
                        ==========   ==========   ==========   ==========   ==========  ==========

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

Series C:

During the year ended December 31, 2002 the Company sold Series C 15%
Convertible Preferred stock at $1.00 per share. These shares convert in one year. All dividends are cumulative and are payable in shares of the Company's common stock valued at the then-current market price per share, or upon conversion, whichever is earlier. The conversion rate for shares, and accrued dividends payable, is 33.33 shares of common for each $1.00 of preferred stock and dividends payable, or $0.03 for each share of common stock. The Series C
Preferred stockholders have voting rights equal to the common stockholders. The
Series C preferred stock has no stated rights in the assets of the Company upon liquidation. During 2002, the Company sold 125,000 shares of Series C preferred stock. For each share of preferred stock purchased, the buyers also receive the right to receive an additional 33.33 shares of common stock upon conversion as the market value of the stock was $0.015 at issuance. In connection with the maturity of the Series C Preferred Stock, the Company recorded accrued dividends of $39,119.

Cash

During 2003, the Company issued 12,500 shares of preferred stock and raised
$25,000 through the sale of Series C Convertible Preferred stock.

Services

During 2003, the Company issued an aggregate of 81,250 shares of its Series C
Convertible Preferred Stock for professional services totaling $81,250.

                                      F-12

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

Series F:

In April 2003, management authorized the Company to raise up to $550,000 through a private placement by issuing 10% two-year convertible preferred instruments. The preferred, designated as Series F, and providing for one million shares in total and can be convertible into shares of Water Chef's common stock at such time as the stockholders of the corporation approve an increase in the authorized capital stock of the corporation, which occurred on June 4, 2004. All dividends are cumulative and are payable in shares of the Company's common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier. The conversion rate for shares and accrued dividends payable is 40 shares of common for each share of preferred stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the company upon liquidation.

Although there was a discount upon the issuance of all of the Series F preferred stock in accordance with Emerging Issue Task Force ("EITF") 98-5, a security is not yet convertible if certain contingencies exist which are dependent upon the occurrence of a future event outside the control of the security holder. In this case, the shares can only be converted into common stock after the stockholders of the Company approve an increase in the authorized capital stock of the corporation. In accordance with EITF 98-5, any beneficial conversion (discount) feature is measured at the commitment date, but will not be recognized as an adjustment to earnings until the contingency is resolved, (the date the increase in shares are approved). In June 2004, the Company voted and approved a proposal to amend the Certificate of Incorporation to increase the Company's authorized capital stock from 100,000,000 to 200,000,000 shares, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock. During June 2004, the Company recorded the deferred contingent beneficial conversion adjustment of $2,072,296 as a deemed dividend since the contingency was resolved.

In connection with Series F Preferred Stock conversions, the Company recorded accrued dividends of $41,915.

Cash

During 2003, the Company issued 433,731 shares of preferred stock and raised $574,872 through the sale of Series F Convertible Preferred stock. During 2004, the Company issued 145,702 shares and raised $412,756 through the sale of Series F Convertible Preferred Stock.

Services

During 2003, the Company issued an aggregate of 89,185 shares of its Series F Convertible Preferred Stock for professional services totaling $132,435. During 2004, the Company issued an aggregate of 49,433 shares of its Series F Convertible Preferred Stock for professional services totaling $158,530.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS


7. STOCK OPTION, STOCK APPRECIATION RIGHTS AND WARRANT GRANT PLAN

 The Company's president and director were issued 6,000,000 options to purchase common stock of the Company in January 2004. The total options granted may be converted to common stock at an exercise price of $ .25 and expire in five years. Those options were converted to stock appreciation rights in November 2004. It consists of 5,000,000 stock appreciation rights granted to the President which vest over 5 years and 1,000,000 stock appreciation rights granted to the director which vest over 2 years.

In March 1997, the Company, in connection with Bridge Loans for $375,000 issued warrants to purchase 2,500,001 shares of common stock at $.15 per share. These warrants had a life of five years and were to have expired in March 2002. In the year ended December 31, 2000, a total of 333,334 common shares were issued upon the exercise of a like number of warrants, for net proceeds of $50,000. Of the remaining 2,166,667 un-exercised warrants at March 2002, a total of 1,666,667 warrants had their lives extended for an additional two years until March 2004 and then later for another twelve months until March 2005. The remaining balance of 500,000 warrants was not extended, and accordingly they have expired. The extension of the exercise date was part of a settlement that the Company had reached with certain debenture holders that had brought a legal action against the Company.


The fair value of each stock option, or warrant granted, is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant, nor issue, options or warrants in the year ended December 31, 2004.

The following tables illustrate the Company's stock option and warrant issuances and balances outstanding as of, and during the years ended December 31, 2004 and 2003:

                                   Shares Underlying   Weighted Average
                                       Warrants         Exercise Price
                                   -----------------   ----------------
Outstanding at December 31, 2002       2,166,667            $ 0.15
   Granted                                     -                 -
   Expired                             ( 500,000)             0.15
   Exercised                                   -                 -
                                   -----------------    ---------------
Outstanding at December 31, 2003       1,666,667            $ 0.15
   Granted                                     -                 -
   Expired                                     -                 -
   Exercised                                   -                 -
                                   -----------------    ---------------
Outstanding at December 31, 2004       1,666,667            $ 0.15
                                   =================    ===============

The following is additional information with respect to the Company's warrants as of December 31, 2004:


              WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
 -----------------------------------------------   -----------------------------

                            Weighted
                             Average    Weighted
             Number of     Remaining     Average    Number of      Weighted
 Exercise  Outstanding    Contractual   Exercise   Exercisable      Average
  Price      Warrants        Life        Price      Warrants     Exercise Price
---------  ------------   ------------   -------  ------------   --------------
  $ 0.15     1,666,667     3 Months      $ 0.15     1,666,667        $ 0.15
=========  ============   ============   =======  ============    ============

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS


8. LEASES

The Company's lease for its administrative facilities located in Glen Head, New York on a month to month basis.

Rent expense, for the years ended December 31, 2004 and 2003 was $29,246 and $25,797, respectively.

9. INCOME TAXES

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

For the year ended December 31, 2004 and 2003, no provision for income taxes has been provided for, as a result of continued net operating losses. The Company is subject to certain state and local taxes based on capital.

The Company has net operating loss carry-forwards for federal income tax purposes totaling approximately $18,000,000 at December 31, 2004. These carry-forwards expire between the years 2009 through 2024. Utilization of these loss carry-forwards may be limited under Internal Revenue Code Section 382. The deferred tax asset arising from the net operating loss carry-forwards has been offset by a corresponding valuation allowance.

The valuation allowance primarily relates to the federal and state net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of $6,900,000 is provided. The valuation allowance increased approximately $900,000 during 2004 related to increased net operating losses.

10. MAJOR CUSTOMERS

During the year ended December 31, 2004 the Company's entire sales were to one customer. During the year December 31, 2003 the Company had no sales.

11. COMMITMENTS AND CONTINGENCIES

In January 1, 2004, the Company entered into a 5 year employee agreement with its Chief Executive Officer ("Employee"). The Company agreed to pay to employee for the services to be rendered a base salary at an annual rate of three hundred and fifty thousand dollars. The Company granted to its employee a five-year option to 5,000,000 shares of the Company's outstanding common stock for an option price of $.25 per share. The Option will vest in fifty equal, consecutive monthly increments of 100,000 shares each on the first day of each month beginning with January of 2004 and ending with February of 2008. Those options were converted to stock appreciation rights in November 2004.

In March 9, 2004, The Company extended for two additional years of the consulting agreement with a director. The Company agreed to increase his monthly payment to $10,000 per month. The Company also gave him the right to purchase one million shares of the Company's common stock at a price of $0.25 per share, such right to vest at the rate of 50% per year. Those options were converted to stock appreciation rights in November 2004.

In May 2001, the Company entered into a distribution agreement with a company (the "Sub-distributor") based in the State of Jordan. The Sub- distributor has agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station", in the calendar year commencing January 1, 2001. A minimum purchase of 50 units is required to be purchased in each of the subsequent years commencing January 1, 2002 and 2003, respectively. During the year ended December 31, 2001, 18 units had been shipped under this agreement. The sale will be recognized when the Company receives payments. The Company recorded the cost of the inventory shipped as a loss contingency of $242,035 during the year ended December 31, 2001, since return of the items is uncertain.