Form 10QSB
period 2005-03-31
WATER CHEF INC
filed 2005-05-20
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from            to
                                         ----------    ----------

                         Commission file number 1-09478
                                               ---------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             -----  -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                         OUTSTANDING AS OF MAY 18, 2005


CLASS                                                                 Common
-----                                                                 ------
Par value $0.001 per share                                         160,534,527

                                              WATERCHEF, INC.



                                    INDEX


PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  2
       At March 31, 2005

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       3
       For the Three Months Ended March 31, 2005 and 2004
       For the Period January 1, 2002 (Inception) to
         March 31, 2005

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)          4
       For the Three Months Ended March 31, 2005

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       5
       For the Three Months Ended March 31, 2005 and 2004
       For the Period January 1, 2002 (Inception) to
         March 31, 2005

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                6 - 8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN                9 - 10
              OF OPERATIONS

   ITEM 3 - CONTROLS AND PROCEDURES                                       10

PART II - OTHER INFORMATION:

   ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
             PURCHASES OF EQUITY SECURITIES                               11

SIGNATURE                                                                 12

CERTIFICATIONS

                                 WATERCHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)
                             CONDENSED BALANCE SHEET
                                AT MARCH 31, 2005
                                   (UNAUDITED)



                                     ASSETS
                                     ------

CURRENT ASSETS:

  Cash                                                             $     35,628
  Accounts receivable                                                   125,000
  Prepaid expenses                                                        6,500
                                                                   ------------
      TOTAL CURRENT ASSETS                                              167,128

OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $7,407                                               18,648
  Other assets                                                            3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 21,810
                                                                   ------------
      TOTAL ASSETS                                                 $    188,938
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:

  Accounts payable (including related party payable of $18,625)    $    160,700
  Accrued expenses and other current liabilities                      1,135,439
  Notes payable (including accrued interest of $511,045)              1,194,266
  Accrued dividends payable                                              84,259
  Customer deposits                                                     115,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       2,689,664

LONG-TERM LIABILITIES:
  Loans payable to stockholder (including accrued interest
    of $111,188)                                                        483,969
                                                                   ------------
      TOTAL LIABILITIES                                               3,173,633
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock - $.001 par value; 10,000,000 shares
  authorized; 558,443 shares issued and outstanding,
  (liquidation preference $1,112,000)                                       558
Common stock - $.001 par value; 190,000,000 shares
  authorized; 158,838,927 shares issued and 158,834,527
  shares outstanding                                                    158,835
Additional paid-in capital                                           20,280,499
Treasury stock, at cost - 4,400 shares of common stock                   (5,768)
Deficit accumulated through December 31, 2001                       (14,531,596)
Deficit accumulated during development stage                         (8,887,223)
                                                                   ------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                   (2,984,695)
                                                                   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $    188,938
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



                                           WATERCHEF, INC.
                      (A Development-Stage Company Commencing January 1, 2002)
                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)



                                                    For the Three Months Ended     For the Period
                                                            March 31,              January 1,2002
                                                  ------------------------------   (Inception) to
                                                      2005             2004        March 31, 2005
                                                  -------------    -------------    -------------
SALES                                             $     260,000    $      56,290    $     356,290

COST OF SALES                                              --             29,250          396,680
                                                  -------------    -------------    -------------
GROSS PROFIT (LOSS)                                     260,000           27,040          (40,390)

SELLING, GENERAL AND ADMINISTRATIVE                     347,979          285,706        3,250,989

NON-DILUTION AGREEMENT TERMINATION COST                    --            298,479        2,462,453

INTEREST EXPENSE (INCLUDING INTEREST EXPENSE TO
  RELATED PARTY OF $5,967 AND $77,571 FOR THE
  PERIOD JANUARY 1, 2002 TO MARCH 31, 2005)              37,557           37,557          519,374

LOSS ON SETTLEMENT OF DEBT                                 --               --          2,614,017

STOCK APPRECIATION RIGHTS - REDUCTION IN VALUE         (121,340)            --               --
                                                  -------------    -------------    -------------
NET LOSS                                                 (4,196)        (594,702)      (8,887,223)

DEEMED DIVIDEND ON PREFERRED STOCK                         --               --         (2,072,296)

PREFERRED STOCK DIVIDENDS                               (43,885)         (55,638)        (444,115)
                                                  -------------    -------------    -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $     (48,081)   $    (650,340)   $ (11,403,634)
                                                  =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE           $       (0.00)   $       (0.01)
                                                  =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                 157,097,654       89,917,019
                                                  =============    =============


                            See notes to condensed financial statements.

                                                  3



                                                      WATER CHEF, INC.
                                  (A Development Stage Company Commencing January 1, 2002)
                                       CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                         (UNAUDITED)



                                                       Preferred Stock                   Common Stock           Additional
                                                 ----------------------------    ---------------------------     Paid-in
                                                    Shares          Amount          Shares         Amount        Capital
                                                 ------------    ------------    ------------   ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2005
BALANCE - JANUARY 1, 2005                             614,413    $        615     155,885,727   $    155,886   $ 20,258,617

Proceeds from sale of common stock
  March 31,2005 - ($0.05 per share)                      --              --           200,000            200          9,800
Common stock issued for services
  March 31, 2005 - ($0.05-$0.10 Per share)               --              --           230,000            230         17,770
Preferred stock converted to common stock
  March 31, 2005                                      (55,970)            (56)      2,518,800          2,519         (2,463)
Preferred stock dividend                                 --              --              --             --           (3,225)
Net loss                                                 --              --              --             --             --
                                                 ------------    ------------    ------------   ------------   ------------
BALANCE - MARCH 31, 2005                              558,443    $        559     158,834,527   $    158,835   $ 20,280,499
                                                 ============    ============    ============   ============   ============

                                                              4



                                                   WATER CHEF, INC.
                               (A Development Stage Company Commencing January 1, 2002)
                                    CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                     (UNAUDITED)
                                                     (Continued)



                                                                         Deficit         Deficit
                                                                       Accumulated      Accumulated
                                                                         Through          During           Total
                                                         Treasury        December       Development     Stockholders'
                                                           Stock         31, 2001          Stage         Deficiency
                                                       ------------    ------------     ------------    ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2005
BALANCE - JANUARY 1, 2005                             $      (5,768)   $(14,531,596)    $ (8,883,027)   $ (3,005,273)

Proceeds from sale of common stock
  March 31, 2005 - ($0.05 per share)                           --              --               --            10,000
Common stock issued for services
  March 31, 2005 - ($0.05-$0.10 per share)                     --              --               --            18,000
Preferred stock converted to common stock
  March 31, 2005                                               --              --               --              --
Preferred stock dividend                                       --              --               --            (3,225)
Net loss                                                       --              --             (4,196)         (4,196)
                                                       ------------    ------------     ------------    ------------
BALANCE - MARCH 31, 2005                               $     (5,768)   $(14,531,596)    $ (8,887,223)   $ (2,984,694)
                                                       ============    ============     ============    ============


                                     See notes to condensed financial statements.

                                                       4(Con't)



                                        WATERCHEF, INC.
                   (A Development-Stage Company Commencing January 1, 2002)

                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)



                                                   For the Three Months Ended   For the Period
                                                            March 31,          January 1, 2002
                                                   --------------------------   (Inception) to
                                                      2005           2004       March 31, 2005
                                                   -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $    (4,196)   $  (594,702)   $(8,887,223)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Amortization of patents                              463            463          6,025
      Non-cash Compensation                             18,000        182,387        741,563
      Non-dilution agreement termination cost             --          298,479      2,462,453
      Loss on settlement of debt                          --             --        2,614,017
      Inventory reserve                                   --             --          159,250
      Write-off of stock subscription receivable          --             --           21,800
  Changes in assets and liabilities:
    Accounts receivable                               (125,000)          --         (125,000)
    Inventory                                             --           13,250           --
    Prepaid expenses                                    10,613        (55,758)        50,000
    Accounts payable, accrued expenses, accrued
      dividends and customer deposits                   24,016        (34,177)     1,073,805
                                                   -----------    -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES            (76,104)      (190,058)    (1,883,310)
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscription receivable                         20,000           --           65,700
  Proceeds from sale of preferred stock                   --          393,590      1,130,127
  Proceeds from sale of common stock                    10,000           --          487,600
  Proceeds from sale of common stock
    to be issued                                          --             --          200,000
                                                   -----------    -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES         30,000        393,590      1,883,427
                                                   -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH                        (46,104)       203,532            117

CASH AT BEGINNING OF PERIOD                             81,732        102,831         35,511
                                                   -----------    -----------    -----------
CASH AT END OF PERIOD                              $    35,628    $   306,363    $    35,628
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

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted accounting principles in the United States of America for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 6, 2005, for the year ended December 31, 2004.

Accounts receivable-Accounts receivable is reported net of an allowance for doubtful accounts, future returns, and markdowns and allowances. The amount of each allowance was determined by management to be adequate based on a periodic review of the status of the individual accounts receivable and the volume of returns.

Revenue recognition-Revenue is recognized when products are shipped, title passes and collectibility is reasonably assured.

Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation according to APB Opinion No. 25.

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No.123 had been applied for the periods ended March 31, 2005 and 2004 as follows:



                                                 Three Months Ended March 31,
                                                ------------------------------
                                                   2005               2004
                                                -----------        -----------

Net loss applicable to common stock             $    (4,196)       $  (594,702)
Add:
 Stock-based employee compensation adjustment
  included in reported net loss                        --              --
Less:
 Stock-based employee compensation cost
  net of tax effect under fair value
  accounting                                           --              (34,618)
                                                -----------        -----------
Proforma net loss under fair value accounting   $    (4,196)       $  (629,320)
                                                ===========        ===========

Loss per share - basic and diluted as reported  $     (0.00)       $     (0.01)
                                                ===========        ===========

Proforma loss per share - basic and diluted     $     (0.00)       $     (0.01)
                                                ===========        ===========

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency of approximately $2,523,000 at March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No.123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards' grant dates, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

NOTE 5 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of options, warrants and conversion of preferred stock for the three months ended March 31, 2005 and 2004 were 31,325,702 and 49,781,309, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases its administrative facilities, located in Glen Head, New York, on a month-to-month basis.


NOTE 7 - COMMON STOCK ISSUED

Cash
----

During the three months ended March 31, 2005, the Company raised $10,000 through the sale of 200,000 shares of common stock.

Services
--------

During the three months ended March 31, 2005, the Company issued 230,000 shares of common stock for services for a value of $18,000.

Conversion of preferred stock into common stock
-----------------------------------------------
During the three months ended March 31, 2005, the Company issued various parties 2,518,800 shares of common stock in connection with the conversion of preferred stock.

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8- MAJOR CUSTOMERS

During the quarter ended March 31, 2005, the Company sold five units to two customers. During the quarter ended March 31, 2004, the Company sold one unit to one customer. At March 31, 2005, accounts receivable from one customer totaled $125,000.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and related Footnotes.

Forward-Looking Statements
--------------------------
Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Introduction
------------
Until the fourth quarter of 2001, Water Chef was engaged in the manufacture and marketing of water coolers and water purification and filtration products. In the fourth quarter of 2001, the Company completed the sale of this business in order to focus its activities on its PureSafe line of business. The PureSafe Water Station has been designed by the Company to meet the needs of communities who either do not have access to municipal water treatment systems, or for those whose systems have been compromised, either by environmental factors or by faulty design or maintenance.

Results of Operations
---------------------
Revenue for the three months ended March 31, 2005 and March 31, 2004 were $260,000 and $56,290 respectively. During the quarter ended March 31, 2005, the Company recognized the sale of five PureSafe Water Station Systems. Four of these systems are to be used for the sale of water in Ecuador, and the fifth system was purchased by a humanitarian buyer to be used as part of the tsunami relief effort in Sri Lanka. In addition, Water Chef received deposits of $115,000 during the first quarter for relief effort systems that will be shipped in the second quarter of 2005.

Cost of sales for the three month periods ended March 31, 2005 and March 31, 2004 were $0 and $29,250 respectively. The cost of the units sold during the first quarter of year 2005 was previously written off. An analysis of the components of cost of sales in the 2005 and 2004 periods follows:



Cost of Sales           Product       Rent and Overhead
   Period                CGS       Payments to Manufacturer       Total

For the three month
Ended March 31, 2005   $  --              $  --                  $  --

For the three month
Ended March 31, 2004    13,250             16,000                 29,250



Selling, general and administrative expenses for the three months ended March 31, 2005 were $347,979, compared to $285,706 for the three months ended March 31, 2004, an increase of 22% primarily caused by an increase in commissions payable associated with the sales of PureSafe Water Station Systems as described above.

The net loss for the three months ended March 31, 2005 was $4,196 compared to $594,702 in the same period ended March 31, 2004.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, the Company had a working capital deficiency of approximately $2,523,000. In addition, the Company continues to suffer recurring losses. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

During the three months ended March 31, 2005 the Company raised $10,000 from the sale of its common stock.

Recent Accounting Standards
---------------------------

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No.123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards' grant dates, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a material weakness in the financial reporting. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

                           PART 11 - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2005, the Company raised $10,000 through the sale of 200,000 shares of common stock on March 21, 2005.

During the three months ended March 31, 2005, the Company issued an aggregate of 230,000 shares of its Common stock for professional services totaling $18,000.

During the three months ended March 31, 2005, the Company issued various parties 2,518,800 shares of common stock in connection with the conversion of preferred stock.

The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares were offered to less than 35
"non-accredited" investors and were purchased for investment purposes with no view to resale.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Water Chef, Inc.





                                            /s/   David A. Conway
Date 5/20/05                                -----------------------------------
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