Form 10QSB
period 2005-06-30
WATER CHEF INC
filed 2005-08-15
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission file number 1-09478

                                WATER CHEF, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                        OUTSTANDING AS OF August 12, 2005




CLASS                                                                 Common
-----                                                                 ------
Par value $0.001 per share                                         163,922,112

                                WATER CHEF, INC.





                                    INDEX


PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  2
       At June 30, 2005

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       3
       For the Three Months Ended June 30, 2005 and 2004
       For the Six Months Ended June 30, 2005 and 2004
       For the Period January 1, 2002 to
         June 30, 2005

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)          4
       For the Six Months Ended June 30, 2005

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       5
       For the Six Months Ended June 30, 2005 and 2004
       For the Period January 1, 2002 to June 30, 2005

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                6 - 8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN                9 - 10
              OF OPERATION

   ITEM 3 - CONTROLS AND PROCEDURES                                    10 - 11

PART II - OTHER INFORMATION:

   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   11

   ITEM 6 - EXHIBITS                                                      11


SIGNATURE                                                                 12

CERTIFICATIONS

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)
                             CONDENSED BALANCE SHEET
                                AT JUNE 30, 2005
                                   (UNAUDITED)



                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                                             $        992
  Inventory                                                              30,000
  Prepaid expenses                                                       10,294
                                                                   ------------
      TOTAL CURRENT ASSETS                                               41,286
                                                                   ------------
OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $7,871                                               18,184
  Other assets                                                            3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 21,346
                                                                   ------------
      TOTAL ASSETS                                                 $     62,632
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including related party payable of $18,875)    $    232,869
  Accrued expenses and other current liabilities                      1,245,188
  Notes payable (including accrued interest of $512,635)              1,195,857
  Accrued dividends payable                                              91,003
  Customer deposits                                                     115,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       2,879,917

LONG-TERM LIABILITIES:
  Loans payable to stockholder (including accrued interest
    of $117,155)                                                        489,936
                                                                   ------------
      TOTAL LIABILITIES                                               3,369,853
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock - $.001 par value; 10,000,000 shares authorized; 524,423 shares issued and outstanding,
  (liquidation preference $1,112,250)                                       525
Common stock - $.001 par value; 190,000,000 shares
  authorized; 160,899,727 shares issued and 160,895,327
  shares outstanding                                                    160,896
Additional paid-in capital                                           20,386,429
Treasury stock, at cost - 4,400 shares of common stock                   (5,768)
Deficit accumulated through December 31, 2001                       (14,531,596)
Deficit accumulated during development stage                         (9,317,707)
                                                                   ------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                   (3,307,221)
                                                                   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $     62,632
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



                                                          WATER CHEF, INC.
                                      (A Development-Stage Company Commencing January 1, 2002)
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)



                                                    For the Three Months Ended         For the Six Months Ended       For the Period
                                                             June 30,                           June 30,              January 1,2002
                                                  ------------------------------    ------------------------------     to June 30,
                                                      2005             2004             2005             2004             2005
                                                  -------------    -------------    -------------    -------------    -------------
SALES                                             $        --      $        --      $     260,000    $      56,290    $     356,290

COST OF SALES                                            21,000           24,000           21,000           53,250          417,680
                                                  -------------    -------------    -------------    -------------    -------------
GROSS (LOSS) PROFIT                                     (21,000)         (24,000)         239,000            3,040          (61,390)

SELLING, GENERAL AND ADMINISTRATIVE -
including stock based compensation of
$0, and $0 for the three months ended
June 30, 2005 and 2004 and $18,000 and
$182,387 for the six months ended
June 30, 2005 and 2004, and $741,563
for the period January 1, 2002 to
June 30, 2005, respectively                             297,227          270,974          645,206          556,680        3,548,216

NON-DILUTION AGREEMENT TERMINATION COST                    --           (522,339)            --           (223,860)       2,462,453

INTEREST EXPENSE (Including interest expense to
related party of $5,970 and $11,930 for the
three and six months ended June 30, 2005
and 2004, respectively and $83,538 for the
period January 1, 2002 to June 30, 2005                  37,557           37,557           75,114           75,114          556,931

LOSS ON SETTLEMENT OF DEBT                                 --          2,313,716             --          2,313,716        2,519,866

FINANCING COST - EXTENSION OF WARRANTS                   74,700           94,151           74,700           94,151          168,851

STOCK APPRECIATION RIGHTS - REDUCTION IN VALUE             --               --           (121,340)            --               --
                                                  -------------    -------------    -------------    -------------    -------------
NET LOSS                                               (430,484)      (2,218,059)        (434,680)      (2,812,761)      (9,317,707)

DEEMED DIVIDEND ON PREFERRED STOCK                         --         (2,072,296)            --         (2,072,296)      (2,072,296)

PREFERRED STOCK DIVIDENDS                               (42,758)         (70,320)         (86,643)        (125,958)        (486,873)
                                                  -------------    -------------    -------------    -------------    -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $    (473,242)   $  (4,360,675)   $    (521,323)   $  (5,011,015)   $ (11,876,876)
                                                  =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE           $       (0.00)   $       (0.04)   $       (0.00)   $       (0.05)
                                                  =============    =============    =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                 160,077,510      102,347,964      158,595,814       96,066,414
                                                  =============    =============    =============    =============


                                            See notes to condensed financial statements.

                                                                  3



                                                     WATER CHEF, INC.
                                 (A Development Stage Company Commencing January 1, 2002)
                                     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                       (UNAUDITED)



                                                      Preferred Stock                 Common Stock           Additional
                                               ----------------------------    ---------------------------     Paid-in
                                                  Shares          Amount          Shares         Amount        Capital
                                               ------------    ------------    ------------   ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2005
   BALANCE - JANUARY 1, 2005                        614,413    $        615     155,885,727   $    155,886   $ 20,258,617

Proceeds from sale of common stock
  ($0.05 per share) March 21, 2005                     --              --           200,000            200          9,800

Preferred stock converted to common stock
   During the quarter ended March 31, 2005          (55,970)            (56)      2,518,800          2,519         (2,463)

Extension of 1,666,667 warrants June 7, 2005           --              --              --             --           74,700

Proceeds from sale of common stock
  ($0.06 per share) May 12, 2005                       --              --           500,000            500         29,500
  ($0.05 per share) May 12, 2005                       --              --           200,000            200          9,800

Common stock issued for services
  ($0.05-$0.10 Per share) March 21, 2005               --              --           230,000            230         17,770

Preferred stock converted to common stock
   during the quarter ended June 30, 2005           (34,020)            (34)      1,360,800          1,361         (1,327)

Preferred stock dividend                               --              --              --             --           (9,968)

Net loss                                               --              --              --             --             --
                                               ------------    ------------    ------------   ------------   ------------
BALANCE - JUNE 30, 2005                             524,423    $        525     160,895,327   $    160,896   $ 20,386,429
                                               ============    ============    ============   ============   ============


                                       See notes to condensed financial statements.

                                                             4



                                              WATER CHEF, INC.
                          (A Development Stage Company Commencing January 1, 2002)
                              CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                 (UNAUDITED)
                                                 (Continued)



                                                                 Deficit         Deficit
                                                               Accumulated      Accumulated
                                                 Treasury        Through          During          Total
                                                   Stock         December       Development    Stockholders'
                                                 -at cost        31, 2001          Stage        Deficiency
                                               ------------    ------------    ------------    ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2005
   BALANCE - JANUARY 1, 2005                   $     (5,768)   $(14,531,596)   $ (8,883,027)   $ (3,005,273)

Proceeds from sale of common stock
  ($0.05 per share) March 21, 2005                     --              --              --            10,000

Preferred stock converted to common stock
   during the quarter ended March 31, 2005             --              --              --              --

Extension of 1,666,667 warrants June 7, 2005           --              --              --            74,700

Proceeds from sale of common stock
  ($0.05 per share) May 12, 2005                       --              --              --            30,000
  ($0.06 per share) May 12, 2005                       --              --              --            10,000

Common stock issued for services
  ($0.05-$0.10 per share)March 21, 2005                --              --              --            18,000

Preferred stock converted to common stock
   During the quarter ended June 30, 2005              --              --              --              --

Preferred stock dividend                               --              --              --            (9,968)

Net loss                                               --              --          (434,680)       (434,680)
                                               ------------    ------------    ------------    ------------
BALANCE - JUNE 30, 2005                        $     (5,768)   $(14,531,596)   $ (9,317,707)   $ (3,307,221)
                                               ============    ============    ============    ============


                                See notes to condensed financial statements.

                                                      4



                                       WATER CHEF, INC.
                   (A Development-Stage Company Commencing January 1, 2002)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)



                                                    For the Six Months Ended   For the Period
                                                             June 30,          January 1, 2002
                                                   --------------------------        to
                                                      2005           2004       June 30, 2005
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (434,680)   $(2,812,761)   $(9,317,707)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Amortization of patents                              927            927          6,489
      Non-cash stock-based compensation                 18,000        182,387        741,563
      Non-dilution agreement termination cost             --         (223,860)     2,462,453
      Financing cost - warrant extension                74,700         94,151        168,851
      Loss on settlement of debt                          --        2,313,716      2,519,866
      Inventory reserve                                   --             --          159,250
      Write-off of stock subscription receivable          --             --           21,800
  Changes in assets and liabilities:
    Inventory                                          (30,000)        13,250        (30,000)
    Prepaid expenses                                     6,819        (41,912)        46,206
    Accounts payable, accrued expenses, accrued
      dividends and customer deposits                  213,494         60,389      1,263,283
                                                   -----------    -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES           (150,740)      (413,713)    (1,957,946)
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscription receivable                         20,000           --           65,700
  Proceeds from sale of preferred stock                   --          412,756      1,130,127
  Proceeds from sale of common stock                    50,000           --          527,600
  Proceeds from sale of common stock
    to be issued                                          --             --          200,000
                                                   -----------    -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES         70,000        412,756      1,923,427
                                                   -----------    -----------    -----------
NET DECREASE IN CASH                                   (80,740)          (957)       (34,519)

CASH AT BEGINNING OF PERIOD                             81,732        102,831         35,511
                                                   -----------    -----------    -----------
CASH AT END OF PERIOD                              $       992    $   101,874    $       992
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

                                               5



                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Water Chef, Inc. (the "Company"), is a Delaware corporation currently engaged in the design and marketing of water dispensers and purification equipment both inside and outside the United States. The Company's corporate headquarters are located in Glen Head, New York.

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.

The operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2005. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-KSB, filed on April 6, 2005, for the year ended December 31,
2004.

DEVELOPMENT STAGE COMPANY
The Company is in the development stage as defined by Statement of Financial
Accounting Standards ("SFAS") Statement No. 7, "Accounting and Reporting for
Development Stage Companies." To date, the Company has generated limited sales and has devoted its efforts primarily to developing its products, implementing its business and marketing strategy and raising working capital through equity financing or short-term borrowings.

REVENUE RECOGNITION
The Company recognizes its revenues when the product is shipped and or title passes and collection is reasonably assured.

STOCK BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123,
"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation according to the Accounting Principles Board ("APB") Opinion No. 25.

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS
No.123 had been applied for the periods ended June 30, 2005 and 2004 as follows:

                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                     2005           2004           2005           2004
                                                  -----------    -----------    -----------    -----------
Net loss applicable to common stockholder
  as reported                                     $  (473,242)   $(4,360,675)   $  (521,323)   $(5,011,015)

 Add:
  Stock-based employee compensation adjustment,
    included in reported net loss                        --             --             --             --

 Less:
  Stock-based employee compensation cost
    net of tax effect under fair-value
    accounting                                           --           44,656           --           79,274
                                                  -----------    -----------    -----------    -----------
Pro-forma net loss under fair value method        $  (473,242)   $(4,405,331)   $  (521,323)   $(5,090,289)
                                                  ===========    ===========    ===========    ===========

Loss per share - basic and diluted,
   as reported                                    $        (0.00)$     (0.04)   $        (0.00)$     (0.05)

Pro-forma loss per share - basic and diluted      $        (0.00)$     (0.04)   $        (0.00)$     (0.05)
                                                  ===========    ===========    ===========    ===========


                                                      6

                                 WATERCHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - GOING CONCERN

The accompanying interim condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since inception of approximately $23,849,000 and has a working capital deficiency of approximately $2,839,000 at June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS 154--Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management is evaluating the impact of this pronouncement on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No.123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards' grant dates, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

NOTE 5 - NET LOSS PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of options, warrants and conversion of preferred stock for the six months ended June 30, 2005 and 2004 were 30,638,912 and 46,863,796, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases its administrative facilities, located in Glen Head, New York, on a month-to-month basis.

NOTE 7 - COMMON STOCK ISSUED

Cash
----

During the six months ended June 30, 2005, the Company raised $50,000 through the sale of 900,000 shares of common stock.

Services
--------

During the six months ended June 30, 2005, the Company issued 230,000 shares of common stock for services for a value of $18,000.

Conversion of preferred stock into common stock
-----------------------------------------------

During the six months ended June 30, 2005, the Company issued to various parties 3,879,600 shares of common stock in connection with the conversion of preferred stock.

Extension of warrants
---------------------

During the quarter ended June 30, 2005, the Company extended the life of 1,666,667 warrants for a period of 12 months. The warrants will expire in June 2006. The Company recorded a finance charge of $74,700 for the three and six months ended June 30, 2005.

NOTE 8- MAJOR CUSTOMERS / CREDIT RISK

During the six month period ended June 30, 2005, the Company sold five units to two customers and recognized revenues of $260,000. During the six month period ended June 30, 2004, the Company sold one unit to one customer and recognized revenues of $56,290. During the three month period June 30, 2005 and 2004, there were no units sold.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At June 30, 2005 the Company did not have cash balances on deposit that exceeded the federally insured limits.

NOTE 9- SUBSEQUENT EVENTS

     o Subsequent to June 30, 2005, the Company issued 2,455,357 shares of restricted common stock for gross proceeds of $205,000. The restricted common stock was issued to various parties at an average share price of $0.09 per share.

     o Subsequent to June 30, 2005, the Company issued 571,428 shares of restricted common stock for the settlement of approximately $40,000 of notes payable.

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

Introduction
------------
Until the fourth quarter of 2001, Water Chef was engaged in the manufacture and marketing of water coolers and water purification and filtration products. In the fourth quarter of 2001, the Company completed the sale of this business in order to focus its activities on its PureSafe line of business. The PureSafe Water Station has been designed by the Company to meet the needs of communities which either do not have access to municipal water treatment systems, or for those which systems have been compromised, either by environmental factors or by faulty design or maintenance.

Results of Operations
---------------------
Revenue for the six months ended June 30, 2005 and June 30, 2004 was $260,000 and $56,290, respectively. During the six months ended June 30, 2005, the Company recognized the sale of five PureSafe Water Station Systems. Four of these systems are to be used in Ecuador, and the fifth system was purchased by a humanitarian buyer to be used as part of the tsunami relief effort in Sri Lanka. In addition, Water Chef received deposits of $115,000 during the first three months of 2005 for relief effort systems that will be shipped in 2005.

Cost of sales for the six month periods ended June 30, 2005 and June 30, 2004 were $21,000 and $53,250 respectively. The costs of the units sold during 2005 were previously written off. An analysis of the components of cost of sales in the 2005 and 2004 periods follows:



Cost of Sales           Product       Rent and Overhead
   Period                CGS       Payments to Manufacturer       Total

For the six months
ended June 30, 2005    $  --              $  21,000             $ 21,000

For the six months
ended June 30, 2004    $13,250            $  40,000             $ 53,250



Selling, general and administrative expenses for the six months ended June 30, 2005 were $645,206, compared to $556,680 for the six months ended June 30, 2004, an increase of 16% primarily caused by an increase in commissions associated with the sales of PureSafe Water Station Systems as described above. During the quarter ended June 30, 2005, the Company extended the life of 1,666,667 warrants for a period of 12 months. Their warrants will expire in June 2006. The Company recorded a finance charge of $74,700 for the three and six months ended June 30, 2005.

The net loss for the six months ended June 30, 2005 was $434,680 compared to $2,812,761 in the same period ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------
At June 30, 2005, the Company had a working capital deficiency of approximately $2,839,000. In addition, the Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $23,849,000. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Standards
---------------------------

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 154--"Accounting Changes and Error Corrections"--a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3. This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management is evaluating the impact of this pronouncement on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No.123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards' grant dates, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures
-------------------------------------------------

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Securities Exchange Act of 1934, as amended, as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


                           PART 11 - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2005, the Company raised $50,000 through the sale of 900,000 shares of common stock.

During the six months ended June 30, 2005, the Company issued an aggregate of 230,000 shares of its Common stock for professional services totaling $18,000.

During the six months ended June 30, 2005, the Company issued various parties 3,879,600 shares of common stock in connection with the conversion of preferred stock.

The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares were offered to less than 35
"non-accredited" investors and were purchased for investment purposes with no view to resale.

ITEM 6 - EXHIBITS

Exhibit No.         Description
-----------         -----------

   14.1             Code of Ethics

   31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

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

                                Water Chef, Inc.





                                            /s/  David A. Conway
Date 8/12/05                                -----------------------------------
                                                 David A. Conway
                                                 President, Chief Executive
                                                 Officer, and Chief Financial
                                                 Officer
                                                 (Principal Operating Officer)