Form 10QSB
period 2005-09-30
WATER CHEF INC
filed 2005-11-08
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X
                                                             -----  -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                    -----  -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                       OUTSTANDING AS OF NOVEMBER 8, 2005




CLASS                                                                 Common
-----                                                                 ------
Par value $0.001 per share                                         178,738,154


Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No  [X]

                                WATER CHEF, INC.





                                    INDEX


PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  1
       At September 30, 2005

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       2
       For the Three Months Ended September 30, 2005 and 2004
       For the Nine Months Ended September 30, 2005 and 2004
       For the Period January 1, 2002 to
         September 30, 2005

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)         3-4
       For the Nine Months Ended September 30, 2005

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       5
       For the Nine Months Ended September 30, 2005 and 2004
       For the Period January 1, 2002 to
         September 30, 2005

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                 6-8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION                                               9-10

   ITEM 3 - CONTROLS AND PROCEDURES                                       10

PART II - OTHER INFORMATION:

   ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF
              EQUITY SECURITIES                                           11

   ITEM 6 - EXHIBITS                                                      11

SIGNATURE                                                                 12

CERTIFICATIONS

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)
                             CONDENSED BALANCE SHEET
                              AT SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                             $      2,883
  Inventory                                                              30,000
  Prepaid expenses                                                        8,754
                                                                   ------------
      TOTAL CURRENT ASSETS                                               41,637
                                                                   ------------
OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $8,334                                               17,721
  Other assets                                                            3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 20,883
                                                                   ------------
      TOTAL ASSETS                                                 $     62,520
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                 $    222,307
  Accrued expenses and other current liabilities                      1,346,938
  Notes payable (including accrued interest of $518,850)              1,187,072
  Accrued dividends payable                                             146,732
  Customer deposit                                                      115,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       3,018,049

LONG-TERM LIABILITIES:
  Loans payable to stockholder (including accrued interest
    of $123,122)                                                        495,903
                                                                   ------------
      TOTAL LIABILITIES                                               3,513,952
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock - $.001 par value; 10,000,000 shares
  authorized; 237,773 shares issued and outstanding,
  (liquidation preference $1,112,250)                                       238
Common stock - $.001 par value; 190,000,000 shares
  authorized; 177,304,697 shares issued and 177,300,297
  shares outstanding                                                    177,305
Additional paid-in capital                                           20,559,577
Treasury stock, at cost - 4,400 shares of common stock                   (5,768)
Deficit accumulated through December 31, 2001                       (14,531,596)
Deficit accumulated during development stage                         (9,651,188)
                                                                   ------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                   (3,451,432)
                                                                   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $     62,520
                                                                   ============


See notes to condensed financial statements.



                                                          WATER CHEF, INC.
                                      (A Development-Stage Company Commencing January 1, 2002)
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)



                                                       For the Three Months Ended      For the Nine Months Ended    For the Period
                                                             September 30,                   September 30,          January 1,2002
                                                     -----------------------------    ---------------------------   to September 30,
                                                         2005             2004            2005           2004            2005
                                                     ------------     ------------    -----------    ------------    ------------
SALES                                                $       --       $      --       $   260,000    $     56,290    $    356,290

COST OF SALES                                              21,000          24,000           2,000          77,250          38,680
                                                     ------------    ------------    ------------    ------------    ------------
GROSS (LOSS) PROFIT                                       (21,000)        (24,000)        218,000         (20,960)        (82,390)

SELLING, GENERAL AND ADMINISTRATIVE -
Including stock based compensation of $0
and $0 for the three months ended September
30, 2005 and 2004 and $18,000 and $311,037
for the nine month ended September 30, 2005
and 2004, and $741,563 for the period
January 1, 2002 to September 30, 2005,
respectively                                              275,299         428,357         920,505         985,037       3,823,515

NON-DILUTION AGREEMENT TERMINATION COST                      --              --              --          (223,860)      2,462,453

INTEREST EXPENSE - including interest expense
to a related party of $5,967 and $17,901 for
three and nine months ended September 30, 2005
and 2004, respectively and $89,505 for the period
January 1, 2002 through September 30, 2005                 37,182          37,557         112,296         112,671         594,113

LOSS ON SETTLEMENT OF DEBT                                   --              --              --         2,313,716       2,519,866

FINANCING COST - EXTENSION OF WARRANTS                       --              --            74,700          94,151         168,851

STOCK APPRECIATION RIGHTS - REDUCTION IN VALUE               --              --          (121,340)           --              --
                                                     ------------    ------------    ------------    ------------    ------------
NET LOSS                                                 (333,481)       (489,914)       (768,161)     (3,302,675)     (9,651,188)

DEEMED DIVIDEND ON PREFERRED STOCK                           --              --              --        (2,072,296)     (2,072,296)

PREFERRED STOCK DIVIDENDS                                 (34,909)        (47,398)       (121,552)       (173,356)       (521,782)
                                                     ------------    ------------    ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $   (368,390)   $   (537,312)   $   (889,713)   $ (5,548,327)   $(12,245,266)
                                                     ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE              $      (0.00)   $     (0.00)    $      (0.01)   $      (0.05)
                                                     ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                   168,354,650     142,188,759     161,884,506     111,529,245
                                                     ============    ============    ============    ============


                                            See notes to condensed financial statements.

                                                      WATER CHEF, INC.
                                  (A Development Stage Company Commencing January 1, 2002)
                                     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                         (UNAUDITED)



                                                       Preferred Stock                   Common Stock           Additional
                                                 ----------------------------    ---------------------------     Paid-in
                                                    Shares          Amount          Shares         Amount        Capital
                                                 ------------    ------------    ------------   ------------   ------------
BALANCE - JANUARY 1, 2005                             614,413    $        615     155,885,727   $    155,886   $ 20,258,617

Proceeds from sale of common stock
  ($0.05 per share) - March 21, 2005                     --              --           200,000            200          9,800
  ($0.06 per share) - May 12, 2005                       --              --           500,000            500         29,500
  ($0.05 per share) - May 12, 2005                       --              --           200,000            200          9,800
  ($0.07 per share) - July 14, 2005                      --              --           714,286            714         49,286
  ($0.08 per share) - July 14, 2005                      --              --           312,500            313         24,687
  ($0.10 per share) - July 14, 2005                      --              --         1,000,000          1,000         99,000
  ($0.07 per share) - August 5, 2005                     --              --           428,571            429         29,571

Common stock issued for services
  ($0.05-$0.10 Per share) - March 21, 2005               --              --           230,000            230         17,770

Common stock issued in repayment of debt
  ($0.07 per share) - July 14, 2005                      --              --           571,428            571         39,429

Preferred stock converted to common stock
  During the quarter ended March 31, 2005             (55,970)            (56)      2,518,800          2,519         (2,463)
  During the quarter ended June 30, 2005              (34,020)            (34)      1,360,800          1,361         (1,327)
  During the quarter ended September 30, 2005        (286,650)           (287)     13,382,585         13,382        (13,095)

Extension of 1,666,667 warrants - June 7, 2005           --              --              --             --           74,700

Preferred stock dividend                                 --              --              --             --          (65,698)

Net loss                                                 --              --              --             --             --
                                                 ------------    ------------    ------------   ------------   ------------
BALANCE - SEPTEMBER 30, 2005                          237,773    $        238     177,304,697   $    177,305   $ 20,559,577
                                                 ============    ============    ============   ============   ============


                                         See notes to condensed financial statements

                                               WATER CHEF, INC.
                           (A Development Stage Company Commencing January 1, 2002)
                                CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                  (UNAUDITED)
                                                  (Continued)



                                                                   Deficit          Deficit
                                                                 Accumulated      Accumulated
                                                                   Through          During          Total
                                                   Treasury        December       Development    Stockholders'
                                                    Stock          31, 2001          Stage        Deficiency
                                                 ------------    ------------    ------------    ------------
BALANCE - JANUARY 1, 2005                        $     (5,768)   $(14,531,596)   $ (8,883,027)   $ (3,005,273)

Proceeds from sale of common stock
  ($0.05 per share) - March 21, 2005                     --              --              --            10,000
  ($0.06 per share) - May 12, 2005                       --              --              --            30,000
  ($0.05 per share) - May 12, 2005                       --              --              --            10,000
  ($0.07 per share) - July 14, 2005                      --              --              --            50,000
  ($0.08 per share) - July 14, 2005                      --              --              --            25,000
  ($0.10 per share) - July 14, 2005                      --              --              --           100,000
  ($0.07 per share) - August 5, 2005                     --              --              --            30,000

Common stock issued in for services
  ($0.05-$.10 per share) - March 21, 2005                --              --              --            18,000

Common stock issued in repayment of debt
  ($0.07 per share) - July 14, 2005                      --              --              --            40,000

Preferred stock converted to common stock
  During the quarter ended March 31, 2005                --              --              --              --
  During the quarter ended June 30, 2005                 --              --              --              --
  During the quarter ended September 30, 2005            --              --              --              --

Extension of 1,666,667 warrants - June 7, 2005           --              --              --            74,700

Preferred stock dividend                                 --              --              --           (65,698)

Net loss                                                 --              --          (768,161)       (768,161)
                                                 ------------    ------------    ------------    ------------
BALANCE - SEPTEMBER 30, 2005                     $     (5,768)   $(14,531,596)   $ (9,651,188)   $ (3,451,432)
                                                 ============    ============    ============    ============


                                 See notes to condensed financial statements.

                                        WATER CHEF, INC.
                    (A Development-Stage Company Commencing January 1, 2002)

                               CONDENSED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)



                                                    For the Nine Months Ended   For the Period
                                                         September 30,         January 1, 2002
                                                   --------------------------  (Inception) to
                                                      2005           2004    September 30, 2005
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (768,161)   $(3,302,675)   $(9,651,188)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Amortization of patents                            1,390          1,391          6,952
      Non-cash stock-based compensation                 18,000        311,037        741,563
      Non-dilution agreement termination cost             --         (223,860)     2,462,453
      Financing cost - warrant extension                74,700         94,151        168,851
      Loss on settlement of debt                          --        2,313,716      2,519,866
      Inventory reserve                                   --             --          159,250
      Write-off of stock subscription receivable          --             --           21,800
  Changes in assets and liabilities:
    Inventory                                          (30,000)        26,500        (30,000)
    Prepaid expenses                                     8,359        (10,025)        47,746
    Accounts payable, accrued expenses, accrued
      dividends and customer deposits                  341,863        125,523      1,391,652
                                                   -----------    -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES           (353,849)      (664,242)    (2,161,055)
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscription receivable                         20,000           --           65,700
  Proceeds from sale of preferred stock                   --          412,756      1,130,127
  Proceeds from sale of common stock                   255,000        207,600        732,600
  Proceeds from sale of common stock
    to be issued                                          --             --          200,000
                                                   -----------    -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        275,000        620,356      2,128,427
                                                   -----------    -----------    -----------
NET DECREASE IN CASH                                   (78,849)       (43,886)       (32,628)

CASH AT BEGINNING OF PERIOD                             81,732        102,831         35,511
                                                   -----------    -----------    -----------
CASH AT END OF PERIOD                              $     2,883    $    58,945    $     2,883
                                                   ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Common stock issued for repayment of debt        $    40,000    $      --      $    40,000
                                                   ===========    ===========    ===========


                         See notes to condensed financial statements.

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

The operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2005. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-KSB, filed on April 6, 2005, for the year ended December 31,
2004.

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

REVENUE RECOGNITION
The Company recognizes its revenue when products are shipped and collection is reasonably assured.

STOCK BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure - an amendment of FASB
Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for
Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The
Company will continue to account for stock-based compensation according to Accounting Pronouncement Board ("APB") Opinion No. 25.

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No.
123 had been applied for the periods ended September 30, 2005 and 2004 as follows:
                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                                 2005          2004           2005          2004
                                              -----------   -----------    -----------   -----------
Net loss applicable to common stockholders,
  as reported                                 $  (368,390)  $  (537,312)   $  (889,713)   $(5,548,327)
ADD:
 Stock-based employee compensation,
  included in reported loss                          --            --             --            --
LESS:
 Stock based employee compensation cost,
  net of tax effect under fair value
  accounting                                         --          44,636           --         125,213
                                              -----------   -----------    -----------   -----------

Pro-forma net loss under fair value method    $  (368,390)  $  (581,968)   $  (889,713)  $(5,673,540)
                                              ===========   ===========    ===========   ===========
Loss per share - basic and diluted,
  as reported                                      $(0.00)       $(0.00)        $(0.01)       $(0.05)
                                              ===========   ===========    ===========   ===========
Pro-forma loss per share - basic and diluted       $(0.00)       $(0.00)        $(0.01)       $(0.05)
                                              ===========   ===========    ===========   ===========

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $24,183,000 and has a working capital deficiency of approximately $2,976,000 at September 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS 154 - Accounting Change and Error Corrections
- a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrects errors made in fiscal years beginning after December 15, 2005. Management is evaluatiOnG the impact of this pronouncement on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant dates, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements


NOTE 5 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of options, warrants and conversion of preferred stock for the nine months ended September 30, 2005 and 2004 were 17,256,233 and 37,555,044, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases its administrative facilities, located in Glen Head, New York, on a month-to-month basis.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - COMMON STOCK ISSUED

Cash
----

During the nine months ended September 30, 2005, the Company raised $255,000 through the sale of 3,355,357 shares of common stock.

Services
--------

During the nine months ended September 30, 2005, the Company issued 230,000 shares of common stock for services for a value of $18,000.

Debt
----

During the nine months ended September 30, 2005, the Company issued 571,428 shares of common stock to pay-down $40,000 of its debt and accrued interest.

Conversion of preferred stock into common stock
-----------------------------------------------

During the nine months ended September 30, 2005, the Company issued various parties 17,262,185 shares of common stock in connection with the conversion of preferred stock.

Extension of warrants
---------------------

In June 2005, the Company extended the life of 1,666,667 warrants for a period of 12 months. The warrants will expire in June 2006. The Company recorded a finance charge of $74,700 for the nine months ended September 30, 2005.

NOTE 8- MAJOR CUSTOMERS/CREDIT RISK

During the nine month period ended September 30, 2005, the Company sold five units to two customers and recognized revenues of $260,000. During the nine month period ended September 30, 2004, the Company sold one unit to one customer and recognized revenues of $56,290. During the three month period ended September 30, 2005 and 2004, there were no units sold.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At September 30, 2005, the Company did not have cash balances on deposit that exceeded the federally insured limits.

NOTE 9- SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Company issued 100,000 shares of its common stock to a note holder for an agreement to defer requesting payment for a period of one month. The principal amount of the note is $400,000, and accrued interest is approximately $423,000. The share issuance will be accounted for as additional interest expense during the fourth quarter.

Subsequent to September 30, 2005, the Company issued 132,500 shares of common stock to a vendor for settlement of $6,625 of accounts payable.

Subsequent to September 30, 2005, the Company issued 1,080,357 shares of its common stock for $75,625 of cash.

Subsequent to September 30, 2005, the Company issued 125,000 shares of its common stock for services with a value of $7,500.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related footnotes.

Forward-Looking Statements
--------------------------
Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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

Results of Operations
---------------------
Sales for the nine months ended September 30, 2005 and September 30, 2004 were $260,000 and $56,290 respectively. During the nine months ended September 30, 2005, the Company recognized the sale of five PureSafe Water Station Systems. Four of these systems were purchased for use in Ecuador, and the fifth system was purchased by a humanitarian buyer to be used as part of the tsunami relief effort in Sri Lanka. In addition, Water Chef received deposits of $115,000 during the first three months of 2005 for relief effort systems that will be shipped in 2005.

Cost of sales for the nine month periods ended September 30, 2005 and 2004 were $42,000 and $77,250 respectively. The cost of the units sold during 2005 was previously written off. An analysis of the components of cost of sales in the 2005 and 2004 periods follows:



Cost of Sales                  Product       Rent and Overhead
   Period                       CGS       Payments to Manufacturer       Total

For the nine months ended
 September 30, 2005           $   --             $ 42,000               $ 42,000

For the nine month ended
 September 30, 2004           $ 13,250           $ 64,000               $ 77,250



Selling, general and administrative expenses for the nine months ended September 30, 2005 were $920,505, compared to $985,037 for the nine months ended September 30, 2004, a decrease of 7%.

The net loss for the nine months ended September 30, 2005 was $768,161 compared to $3,302,675 in the same period ended September 30, 2004.

Liquidity and Capital Resources
-------------------------------

At September 30, 2005, the Company had a working capital deficiency of approximately $2,976,000. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $24,183,000. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

The accompanying condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Standards
---------------------------

In May 2005, the FASB issued SFAS 154 - Accounting Change and Error Corrections
- a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed. This statement is effective for accounting changes and corrects in errors made in fiscal years beginning after December 15, 2005. Management is evaluating the impact of this pronouncement on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant dates, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

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


                           PART 11 - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the nine months ended September 30, 2005, the Company raised $255,000 through the sale of 3,355,357 shares of common stock.

During the nine months ended September 30, 2005, the Company issued 230,000 shares of common stock for services for a value of $18,000.

During the nine months ended September 30, 2005, the Company issued 571,428 shares of common stock to pay-down $40,000 of its debt and accrued interest.

During the nine months ended September 30, 2005, the Company issued various parties 17,262,185 shares of common stock in connection with the conversion of preferred stock.

The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. These shares were offered to less than 35 "non-accredited" investors and were purchased for investment purposes with no view to resale.


ITEM 6 - EXHIBITS

Exhibit No.         Description

14.1                Code of Ethics

31 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Water Chef, Inc.





                                            /s/  David A. Conway
Date November 8, 2005                      -----------------------------------
                                                 David A. Conway
                                                 President, Chief Executive
                                                 Officer, and Chief Financial
                                                 Officer
                                                 (Principal Operating Officer)