Form 10KSB
period 2005-12-31
WATER CHEF INC
filed 2006-03-22
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2005

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-30544

                                 WATER CHEF, INC
                  --------------------------------------------
                 (Name of small business issuer in its charter)



           DELAWARE                                              86-0515678
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                         1007 GLEN COVE AVENUE, SUITE 1
                               GLEN HEAD, NY 11545
                 -------------------------------------------------
                (Address of principal executive offices) (Zip Code)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
                                   YES X  NO
                                      ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   YES    NO X
                                      ---   ---

The issuer's net sales for the most recent fiscal year were $260,000.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 15, 2006 was approximately $16,338,557.

As of March 15, 2006, the Registrant had 182,547,785 shares of its Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one):  YES    NO X
                                                               ---   ---

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

         ITEM 3.  LEGAL PROCEEDINGS ...........................................6

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........6

PART II
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ....6

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...8

         ITEM 7.  FINANCIAL STATEMENTS .......................................11

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE  ..................................12

         ITEM 8A. CONTROLS AND PROCEDURES ....................................12

         ITEM 8B. OTHER INFORMATION ..........................................12

PART III
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..........13

         ITEM 10. EXECUTIVE COMPENSATION .....................................15

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................15

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............17

         ITEM 13. EXHIBITS ...................................................17

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................19

SIGNATURES ...................................................................20

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Water Chef, Inc. (the "Company," "Water Chef"), designs and markets water purification equipment. Water coolers and filters were a substantial part of the Company's business from 1993 until the fourth quarter of 2001, at which time this business was sold so that Water Chef could concentrate on the further development, manufacturing, and marketing of their patented line of "PureSafe" water purification systems. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. To date, the Company has shipped 26 PureSafe units. Revenue has been recognized on only 8 PureSafe units, as 18 units that were shipped to the Kingdom of Jordan have not met the criteria for revenue recognition due to no reasonable assurance of collectibility. In addition to those units shipped in 2005, the Company received payment in 2005 for two additional units that will ship in 2006.

BACKGROUND

The Company was originally incorporated under Arizona law in 1985 and merged into a Delaware corporation in 1987. In 1993, the Company, then known as Auto Swap, U.S.A., entered into a reverse merger with Water Chef, Inc., a Nevada corporation, which manufactured and marketed water coolers and filters.

PRODUCTS

In 2001 the Company decided to concentrate its efforts on the further development, manufacturing and marketing of the PureSafe Water Station (the "PureSafe"),because although Water Chef believed that its water dispensers and its wide variety of consumer oriented water filtration products met or exceeded the design, quality and performance of competitive products, market considerations were such as to limit the opportunities for profit and growth.

In 1998, searching for a "killer application," Water Chef management focused on the worldwide need for safe drinking water for populations who are not served by municipal water treatment facilities, or are served by municipal systems that have malfunctioned because of improper maintenance or faulty design. The result of that activity is the PureSafe Water Station, a turn-key unit that converts "gray," or bathing grade, water into EPA grade drinking water. The PureSafe eliminates all living pathogens that pollute non-processed water - bacteria, cysts, viruses, parasites, etc. - at an affordable cost for the emerging economies of the world.

The PureSafe was tested by H2M Labs, Inc. which has been approved by Nassau and Suffolk counties in New York to perform drinking water testing for the various municipalities in those counties. The specific test performed was a total and fecal coliform bacteria test, wherein the source water storage tank which feeds the PureSafe was tested for the presence of total and fecal coliform bacteria. The source water tank was found to have 50 colonies of coliform bacteria present. The source water tank was then "spiked" with a three (3) liter concentration of laboratory grown and cultured bacteria and the storage tank was measured again with 80,000,000 colonies of bacteria detected. After being processed through the PureSafe system, the water was tested again, and "FEWER THAN 2 COLONIES" were detected. In addition to the laboratory test conducted for Water Chef by H2M Labs, the available scientific literature, in industry journals such as Water Technology and Water Conditioning and Purification International, supports the statement that an ozone system such as the one utilized in the PureSafe effectively eliminates all living pathogens. Ozone was first used in municipal water treatment in Nice, France in 1904, and then in the Jerome Park Reservoir in the Bronx, New York in 1906.

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

The core version of the PureSafe can purify and dispense up to 15,000 gallons of water per day for an all-inclusive cost (labor, power, amortization of the capital cost, replacement filters, cartridges and media) of approximately one-half cent per gallon. The process wastes very little water, producing approximately one gallon of pure drinking water for every gallon processed. The unit can be moved with a single fork-lift and is transportable by truck or helicopter. Operating the PureSafe is simple and straightforward. Due to its turn-key design, minimum wage personnel can be trained to operate the unit. A system of fail-safes is built into the operation, and aside from easily installable spares such as filters and cartridges, a maintenance and oversight program established by Water Chef should maintain the operating efficiencies built into the system. Water Chef warrants each unit for a period of one year so long as the consumer adheres to required maintenance protocols, using Water Chef supplied parts, as prescribed in the maintenance manual. The Company also offers larger stand-alone versions of the PureSafe to provide pure water in quantities up to 20,000 gallons per hour. To date, there have been no warranty claims for the PureSafe product operating in the field.

While each unit is configured to respond to the particular water quality of a particular site, such as arsenic removal, seawater desalination, oil separation, etc., the typical unit contains the following components:

a. Inlet connection with macro-filter - designed to strain the input water, removes large particulates and directs water into the system

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

i. KDF filter - an ion exchange media containing a proprietary blend of copper, zinc and other alloys, effectively absorbs chlorine and biological, inorganic and metallic contaminants.

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

MANUFACTURING

In 2000, the Company entered into a subcontracting agreement with Davis Aircraft Products Inc, ("Davis") for the manufacture of the PureSafe. Based upon the experience and the resources of Davis, Water Chef's management believes that Davis can provide the production and manufacturing support services necessary to supply Water Chef's requirements over the foreseeable future at a price, and with the quality and performance standards necessary to meet, or exceed, the needs of the markets that the Company expects to serve. In addition, Davis supervises much of the Company's research and development activities.

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

The Company currently has contracts to sell PureSafe units in Laos and Ecuador. In addition, the Company is actively marketing its products to potential customers in Bangladesh, China, El Salvador, Egypt and Honduras, and to agencies and departments of the U.S. Government.

MARKETING

The potential market for the PureSafe is substantial and is both worldwide and domestic. According to studies performed by the World Health Organization (WHO) and the United Nations, major parts of Africa, the Middle East, Southeast Asia, the Indian sub-continent, Latin and South America, the Caribbean, and much of Eastern Europe is in need of adequate supplies of pure water. Parts of Florida, Georgia, and other regions in the United States have also reported fresh water deficits. In part, solving this problem has been a question of appropriate technology. Secondarily, but just as important, in a vast part of the world is the need to secure third party financing so that the local populace can enjoy the benefits of clean water.

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

Not only have the members of the Scientific Advisory Board provided valuable input and guidance to the Company with respect to system design, technological input, remediation approaches and a great deal of information relative to the unique water problems facing many areas of the world, but they have also been active in introducing Water Chef to commercial opportunities

During 2004, Water Chef established a relationship with the International Multiracial Shared Cultural Organization (IMSCO), an NGO (non-governmental organization) specialized with the Economic and Social Council of the United Nations. As a result of this relationship Water Chef has received United Nations certification for its pure water humanitarian projects in Honduras and Bangladesh, and became eligible to apply for third party funding of these projects. As of year-end 2004, the Company has submitted these projects for funding approval, but has received no assurance of funding.

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

PATENTS

The Company filed for patent protection on its PureSafe Water Station in October of 1998 and received formal notification that the patent had been issued on February 19, 2002. The Company feels that this patent upholds its claims that the PureSafe system is a unique product. In addition to its U.S. patent, the Company has filed for patent protection in the countries of the European Union, and in Canada, Mexico, China, Hong Kong, Korea and Japan. The patent application for the European Union (01-126 980.0) was filed on November 13, 2001; Canadian Application No. 2,362,107 was filed on November 3, 2001; Mexican Application No. PA/a/2001/12042 was filed on November 23, 2001;the Chinese Application No. 01136187.5 was filed on November 21, 2001, and was found to be in compliance on June 20, 2003; the Hong Kong Application No. 03107837.9 was filed on October 3, 2003; and the Korean Patent Application No. 10-2001-0070453 was filed on November 20, 2001. Each of the patent applications has been accepted, Requests for Examination have been made, and the Company currently has patent protection in the requested venues.

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

EMPLOYEES

As of December 31, 2005, the Company employed one executive officer and two administrative personnel in its headquarters.

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

The Company maintains its principle place of business at 1007 Glen Cove Avenue, Suite 1, Glen Head, New York 11545. The company leases 1,100 square feet in such building at $2,638 per month on a month-to-month basis.

To the extent possible, the Company intends to utilize leased space for its future needs.

ITEM 3. LEGAL PROCEEDINGS

In May 2001, the Company entered into a distribution agreement with a company (the "Sub Distributor") based in Jordan. The Sub Distributor had agreed to purchase no fewer than 100 units of the Company's "Pure Safe Water Station" during 2001 and a minimum of 50 units in each of 2002 and 2003. To date, the Company has shipped 18 units to the Kingdom of Jordan, none of which have met the criteria for revenue recognition due to no reasonable assurance of collectibility. The Company has recorded the cost of the inventory shipped as a loss contingency of $242,035 during the year ended December 31, 2001, since return of the items is uncertain. The Company has engaged legal counsel in Jordan, to pursue legal remedies and obtain payment for all units shipped.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

The Company's common stock is traded on the Over-The-Counter Electronic Bulletin Board ("OTCBB") under the symbol WTER.OB. This market is categorized as being "thin" which means that there is generally a paucity of buyers and sellers as found in the more heavily traded Small Cap and NASDAQ markets. OTCBB stocks generally do not have the trading characteristics of more seasoned companies as they lack the market-makers that will make orderly markets as well as the buyers and sellers that give depth, liquidity and orderliness to those markets. In addition, the solicitation of orders and/or the recommendations for purchase of OTCBB stocks is restricted in many cases by the National Association of Securities Dealers and by individual brokerage firms as well.

The chart below sets forth the range of high and low bid prices for the Company's common stock based on high and low bid prices during each specified period as reported by the National Quotation Bureau, Inc. The prices reflect inter-dealer prices without retail mark-up, markdown, quotation or commission and do not necessarily represent actual transactions.


                                           HIGH          LOW

                   2004

                   First Quarter           .36           .16
                   Second Quarter          .37           .14
                   Third Quarter           .34           .14
                   Fourth Quarter          .29           .14


                   2005

                   First Quarter           .28           .14
                   Second Quarter          .21           .11
                   Third Quarter           .29           .13
                   Fourth Quarter          .17           .06


As of the close of business on December 31, 2005, there were 823 common stock holders of record.

DIVIDENDS

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business. Subject to our obligations to the holders of our Series A and Series D Preferred shares, and to the holders of our Series F convertible preferred stock, the holders of our common stock are entitled to dividends when and if declared by our Board of Directors from legally available funds. Our Board of Directors will determine future dividend policy based upon conditions at that point, including our earnings and financial condition, capital requirements and other relevant factors.





EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to our shares of Common Stock that may be issued under our existing equity compensation plans:

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
                                                             and rights           and rights             plans (1)

Plan Category
-------------
Equity compensation plans approved by security holders            -                    -                    -
Equity compensation plans not approved by security Holders:
Stock option plans (2)                                       6,000,000               $0.25                 None


(1) Excludes securities listed in column (a)

(2) Consists of 5,000,000 stock appreciation rights granted to David A. Conway that vest over 5 years and 1,000,000 stock appreciation rights granted to Marshall S. Sterman that vest over 2 years. These individuals were originally granted stock options in January 2004 that were later converted to stock appreciation rights. Mr. Sterman's stock appreciation rights expired on January
7, 2006.

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
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------

                                                      Late Fee for
                                                    Interest Payment
Occidental Engineering Consultants        0.1420          14,200             Common         10/19/2005         100,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Salvatore Lo Bue                          0.0700          27,625             Common         11/18/2005         394,643
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Anthony Giambrone                         0.0700          48,000             Common         11/18/2005         685,714
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                       Commission
Roger Borsett                             0.0600           7,500             Common         11/18/2005         125,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                     Compensation for
                                                   Accounting Services
The Resnick Druckman Group LLC            0.0500           6,625             Common         11/18/2005         132,500
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Salvatore Lo Bue                          0.0700          24,335             Common         11/29/2005         347,643
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Simplified Employee Pension Plan
  FBO Laura A Fonseca                     0.0750          35,000             Common         11/29/2005         466,667
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
James K Tse                               0.0650          25,000             Common         11/29/2005         384,616
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
KML                                       0.0500          30,000             Common         12/19/2005         600,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
Max Ollech                                0.0500          50,000             Common         12/19/2005       1,000,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------
                                                        Commission
Raimond Irni                              0.0500           7,500             Common         12/19/2005         150,000
------------------------------------ ------------- -------------------- ----------------- ---------------- ----------------


The Company issued these shares in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. These shares were offered to less than 35
"non-accredited" investors and were purchased for investment purposes with no view to resale.

Proceeds from the sales of these securities were used for general corporate purposes.

                                        7

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

DEVELOPMENT OF THE COMPANY

The Company was originally incorporated under Arizona law in 1985 and merged into a Delaware corporation in 1987. In 1993, the Company, then known as Auto Swap, U.S.A., entered into a reverse merger with Water Chef, Inc., a Nevada corporation that manufactured and marketed water coolers and filters.

The PureSafe has been designed by the Company to meet the needs of communities who either did not have access to municipal water treatment systems, or to those whose systems had been compromised, either by environmental factors or by faulty design or maintenance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

RESULTS OF OPERATIONS

Sales for the years ended December 31, 2005 and 2004 were $260,000 and $56,290, respectively. During the year ended December 31, 2005, the Company recognized the sale of five PureSafe Water Station Systems. Four of these were purchased for use in Ecuador and the fifth system was purchased by a humanitarian buyer to be used as part of the tsunami relief effort in Sri Lanka. In addition, Water Chef received deposits totaling $115,000 during 2005 for relief effort systems that will be shipped in 2006.

Cost of sales decreased from $62,250 for the year ended December 31, 2004, to $42,000 for the year ended December 31, 2005, a decrease of $20,250, or 33%. An analysis of the components of cost of sales follows:

Cost of Sales                 Product        Rent and Overhead      Total Cost
   Period                      CGS       Payments to Manufacturer    of sales
    2005                     $13,250             $49,000             $62,250
    2004                     $     0             $42,000             $42,000

Selling, general and administrative expenses for the year ended December 31, 2005 were $1,194,577 compared to $1,296,265 for the year ended December 31, 2004, a decrease of $101,688 or 8%. The decrease in expense is primarily due to higher professional fees (approximately $187,000) in 2004.

Interest expense for the year ended December 31, 2005 was $244,191 compared to $150,228 for the year ended December 31, 2004, an increase of $93,963, or 63%, primarily related to the accretion of the debt discount, amortization of deferred financing costs and the issuance of 100,000 shares of common stock valued at $14,200 for the one month deferral to request payment.

In 2004, the Company recognized a loss on settlement of debt of $2,407,867.

The net loss for the year ended December 31, 2005 was $1,168,328 compared to $3,757,802 for the year ended December 31, 2004, a decrease of $2,589,474.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had a stockholders' deficiency of approximately $3,577,000 and a working capital deficiency of approximately $3,100,000. In addition, the Company has a net loss of approximately $1,168,000 and $3,758,000 for the years ended December 31, 2005 and 2004, respectively. The financial statements have been prepared assuming that the Company will continue as a going concern. The auditor's report on its financial statements included elsewhere herein contains an explanatory paragraph about conditions that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. In November 2005, the Company entered into issued a loan agreement with Southridge Partners LP, pursuant to which the Company received a loan of $250,000, less legal fees, secured by four million shares of the Company's common stock owned by the President and Chief Executive Officer. The loan principal and interest is due and payable, in cash or shares of common stock, on March 16, 2006. As a condition of the loan agreement, the Company registered two million shares of common stock for the benefit of Southridge Partners LP, and registered 430,000 shares of common stock underlying a common stock warrant issued to the lender.

The Company, during 2005 and 2004, raised $494,960 and $790,356, respectively, through the sale of its common and preferred stock.

Water Chef was a defendant in a legal action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of debenture principal of $300,000 and accrued interest from 1997. On June 22, 2002 a settlement was reached whereby the Company agreed to (i) issue a minimum of 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated in this legal action. The Company recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500, the value for the 3,000,000 shares, divided by the average daily trading price for the 30 days subsequent to the settlement, was greater than the original 3,000,000 shares. Due to these requirements, the Company was obligated to issue an additional 14,037,671 shares. As of December 31, 2004, the Company has issued the 3,000,000 shares and the additional 14,037,671 shares originally valued at $497,500. Attached to the original Bridge Loans were warrants for the purchase of 1,666,667 shares of the Company's common stock at $0.15 per share. The debenture holders that participated in the legal action had the lives of their warrants extended from March 2002 to March 2004. In connection with the issuance of the Bridge Lenders' shares the Company further extended the expiration date of the warrants to a date twelve months after the effective date of the Registration Statement filed with the Securities and Exchange Commission on January 24, 2005 which was declared effective by the Securities and Exchange Commission on June 7, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a list of what we feel are the most critical estimations that we make when preparing our financial statements.

Revenue Recognition

Revenue is recognized when products are shipped, title passes and collectibility is reasonably assured. Allowances for estimated bad debts, sales allowance and discounts are provided when such sales are recorded.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Shared-Based Payment." SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

SFAS No. 123(R) is effective for small business issuers' financial statements for the first annual reporting period that begins after December 15, 2005.

We have used stock in the past to raise capital and as a means of compensation to employees.

Derivative Financial Instruments

The Emerging Issues Task Force ("EITF") Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In November 2005 the Company issued a convertible promissory note, a registration rights agreement and warrants (See Note 6). Based on the interpretive guidance in EITF Issue No. 05-4, Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities and the registration statement becoming effective on January 30, 2006, the value of the registration rights was deemed to be de minims.

Effects of Recent Accounting Policies

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005.

Management believes the adoption of this pronouncement will have a material impact on the Company's financial statements, whereby the Company, upon adoption, expects to record a charge for the granting of future employee stock options.

In May 2005, the FASB issued SFAS No. 154 - Accounting for Change in Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirement for the accounting for and reporting changes in accounting principle. This statement applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrects errors made in fiscal years beginning after December 15, 2005.

Management believes the adoption of this pronouncement will not have a material effect on the Company's financial statements.

TheEITF reached a tentative conclusion on EITF Issue No. 05-1, "Accounting for the Conversion of an Instrument that Becomes Convertible upon the Issuer's Exercise of a Call Option" that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized.

The application of this pronouncement is not expected to have an impact on the Company's financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005.

The Company has applied the requirements of EITF No. 05-2, See Note 6 with respect to the impact of this pronouncement on the Company's financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements).

Management is evaluating the impact of this pronouncement on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the years ended December 31, 2005 and 2004 are included herein and consist of:



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

Statement of Changes in Stockholders' Deficiency             F-4-5

Statements of Cash Flows                                      F-6

Notes to Financial Statements                                 F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2005, no change in accountants occurred and there were no disagreements with accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures
-------------------------------------------------

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have also concluded that our disclosure controls and procedures are effective also to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are accumulated and communicated to the Company's management to allow timely decisions on required disclosure.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees managing administrative and financial matters. This constitutes a significant deficiency in the financial reporting. Management has mitigated these factors by hiring an independent accountant/bookkeeper to review and compile our financial statements on a quarterly and annual basis.

At this time management has decided that considering the employees involved and the control procedures in place and the potential benefits of adding additional employees to clearly segregate duties does not justify the additional expense.

Management will periodically reevaluate this situation. If the situation changes and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Changes in Internal Controls
----------------------------

Management has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2005. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the fourth quarter ended December 31, 2005 that have materially affected or that are reasonably likely to affect the internal controls.

Limitations on the Effectiveness of Controls
--------------------------------------------

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 8B. OTHER INFORMATION

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

At year-end 2005, the Company's Directors, Executive Officers and Scientific Advisory Board Members are:



     Name                        Age         Position(s) with the Company

     David A. Conway              64         Director, Chairman,President,
                                             Chief Executive Officer and
                                             Chief Financial Officer

     John J. Clarke ++            64         Director

     Ronald W. Hart +             63         Chairman, Scientific
                                             Advisory Board

     Mohamed M. Salem +           54         Scientific Advisory Board

     Marshall S. Sterman++        74         Director

     Richard Wilson +             80         Scientific Advisory Board

     Mostafa K. Tolba +           84         Scientific Advisory Board

     Lord John Gilbert +          80         Scientific Advisory Board

+ Members of the Advisory Board will receive an honorarium, in the form of cash or common stock, for their service at the discretion of the Board of Directors.

++ Member of Audit Committee and Compensation Committee. Mr. Sterman, by reason of education, training and experience is the Company's "recognized financial expert" on the Audit Committee

David A. Conway

Mr. Conway was elected to the Board of Directors in 1997 and joined the Company as President and Chief Executive Officer in 1998. Previously, he held the positions of President and COO of a privately held public relations and marketing company; Director and VP Administration of KDI Corporation (NYSE); VP Administration Keene Corporation (NYSE) and earlier positions with CBS and Goldman Sachs & Co. Mr. Conway, who served as an infantry officer in the US Army, holds undergraduate and graduate degrees from Fordham University and is listed in Who's Who in America.

John J. Clarke

John J. Clarke rejoined the Company's Board of Directors in March 2004. Mr. Clarke had previously served as a member of the Company's Board of Directors from July 1997 to February 2000 when he resigned from the Board due to his heavy workload. Mr. Clarke is a Principal and co-founder of the Baldwin and Clarke Companies, a diversified financial services organization, where he has been employed since 1976, and is a founding director of two New Hampshire commercial banks. Mr. Clarke currently serves as a Director of Centrix Bank.

Ronald W. Hart (Ph.D.)

Dr. Hart agreed to form the Board of Scientific Advisors in 2000 and became Chairman at that time. Dr. Hart is an internationally recognized scientist and scholar who was Director of the National Center for Toxicological Research and was named "Distinguished Scientist in Residence" by the US Food and Drug Administration in 1992. Recognized for his pioneering work on aging and his studies on nutrition and health, Dr. Hart has been appointed visiting professor at a number of universities, including Cairo University, Seoul National University and Gangzhou University. He received his doctorate in physiology and biophysics from the University of Illinois.

Mohamed M. Salem (MD/PhD.)

Dr. Salem was appointed to the Scientific Advisory Board in early 2001. Dr. Salem is Professor of Occupational and Environmental Medicine at the Kasr El-Aini School of Cairo University. An internationally recognized expert on the health effects of environmental and water contaminants including pesticides, lead and other metals, Dr. Salem is credited with establishing infectious disease control programs at medical centers and other public entities throughout the Middle East. Dr. Salem is a principal of Salem Industries, an import and export company, which is one of the leading suppliers of chemicals and oil field equipment in the Middle East. Dr. Salem holds both an M.D. and Ph.D. from Cairo University.

Marshall S. Sterman

Mr. Sterman was elected to the Board of Directors in 2000. Mr. Sterman is President of the Mayflower Group, a Massachusetts based merchant bank, where he has been employed since 1986. He previously served as managing partner of Cheverie and Company and MS Sterman & Associates, merchant banking firms and principal of Sterman & Gowell Securities, an investment banking and securities firm. Mr. Sterman served as an officer in the US Navy and holds his BA from Brandeis University and his MBA from Harvard University.

Richard Wilson (Ph.D.)

Dr. Wilson was appointed to the Scientific Advisory Board in February 2001. Dr. Wilson is the Mallinckrodt Research Professor of Physics at Harvard University. Dr. Wilson is one of the foremost scientific authorities in the fields of water quality remediation and purification, and is currently Professor of the Energy Research Group at the University of California. Dr. Wilson is a member of the Advisory Board of the Atlantic Legal Foundation, and is one of the principal scientists studying the resolution of the water problems in Chernobyl and in Bangladesh where toxic levels of arsenic contaminate the water supply. Dr. Wilson holds his Ph.D. from Oxford University.

Mostafa K. Tolba (Ph.D.)

Dr. Tolba joined the Scientific Advisory Board in June 2001. Dr. Tolba served as Under-Secretary-General of the United Nations, and Executive Director of the United Nations Environmental Program from 1976 to 1992. Dr. Tolba is currently President of the International Center for Environment and Development headquartered in Geneva, Switzerland, and Emeritus Professor of Science at the Kasr El-Aini School of Medicine at Cairo University. He received his Ph.D. in Macrobiology from Imperial College, London, England.

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

Marshall S. Sterman and John J. Clarke are the members of the Company's Audit Committee. The Board of Directors has determined that Mr. Sterman is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2005 there were no delinquent filers except as follows: Marshall S. Sterman filed a Form 5 on February 14, 2006 in which he reported transactions that occurred on May 20, 2005, June 20, 2005, June 21, 2005, August 20, 2005, September 12, 2005,
September 13, 2005, October 25, 2005, October 26, 23005 and October 27, 2005 that were not timely reported on a Form 4 (thirteen transactions) and John J. Clarke filed a Form 5 on February 14, 2006 for transactions that occurred on August 12, 2005, September 7, 2005, and September 8, 2005 that were not timely reported on a Form 4.

Code of Ethics

We adopted a code of ethics in 2005 that was filed as Exhibit 14.1 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005. The code of ethics applies to each of our directors and officers, including the chief financial officer and chief executive officer, and all of our other employees and the employees of our subsidiaries.



ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


 Name and Principal                                                            Long Term
      Position                          Annual Compensation                   Compensation
---------------------            --------------------------------   ----------------------------------

                                                                                       Securities
                                                                        Restricted     Underlying         All
                                                        Other Annual       Stock        Options/         Other
                                  Salary      Bonus     Compensation      Award(s)        SARs        Compensation
                        Year        ($)        ($)           ($)            ($)            (#)            ($)
                        ----      ------      -----     ------------      --------      --------        --------
David A. Conway         2005     $350,000      --            --             --               --           --
President/CEO           2004     $303,750      --            --             --          5,000,000         --
                        2003     $165,000      --            --             --               --           --



The Company did not issue any stock options or common stock appreciation rights during fiscal 2005.

The Company has no Long-Term Incentive Plans at this time.

DIRECTORS' COMPENSATION

Directors of the Company do not receive cash compensation for serving as members; they are reimbursed for their out of pocket expenses related to meetings and other Company related activity for which they are called upon. In the past certain directors have received common stock for service to the Company.

In 2005, Mr. Sterman was compensated at the rate of $6,000 per month for consulting services performed for the Company. The Company may pay for these services in cash or stock, and may terminate these services at its option. There is $267,500 due to him for this service as of December 31, 2005.

The Company's directors have been paid success fees for helping the Company in various equity and debt financings in previous years. These payments have been both in cash and common stock, such payments being made based on industry-wide standards and arms-length transactions

EMPLOYMENT AGREEMENTS

Mr. Conway entered into a five-year employment agreement in January 2004. The agreement provides for base salary of $350,000 per year, participation in the company's employee benefit programs and a life insurance policy in the amount of $5,000,000. In addition, Mr. Conway was granted a stock appreciation right, vesting at 20% per year for five years, for 5,000,000 shares of Water Chef common stock at a strike price of $0.25 per share. Mr. Conway was originally granted stock options in January 2004 that were later converted to stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Set forth below is information as of December 31, 2005, concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the any class of the securities of the Company, all Directors, the Executive
Officers, and all Directors and Executive Officers of the Company as a group based on the number of shares of common stock issued and outstanding as of the date of this report. For purposes of the report, beneficial ownership is defined in accordance with the Rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest.

                                       15



                                            Common Stock             Series A           Series D            Series F
                                            Beneficially Owned(1)    Preferred Stock    Preferred Stock     Convertible
                                                                     Beneficially       Beneficially        Preferred Stock
                                                                     Owned(1)           Owned(1)            Beneficially
                                                                                                            Owned(1)
                                            Shares          %        Shares      %      Shares     %         Shares       %
                                            ------          -        ------      -      ------     -         ------       -
 David A. Conway (2) (3)                    25,110,782       13.8%     --        --      --        --        --           --
 Water Chef, Inc.
 1007 Glen Cove Ave., Suite 1
 Glen Head, NY  11545

 Marshall S. Sterman                           650,000       *         --        --      --        --        --           --
 46 Neptune Street
 Beverly, MA  01915

 John J. Clarke                              1,098,359       *         --        --      --        --        --           --
 116B S. River Rd.
 Bedford, NH 03110

 Jerome Asher & Anne Asher JTWROS                 --          --      5,000      9.5%    --        --        --           --
 2701 N Ocean Blvd Apt E-202
 Boca Raton, FL 33431

 Robert D. Asher                                  --          --      5,000      9.5%    --        --        --           --
 72 Old Farm Road
 Concord, MA 01742

 John A. Borger                                   --          --       --        --    10,000    10.8%       --           --
 806 E Avenida Pico
 Suite I PMB #262
 San Clemente, CA 92673

 C Trade Inc                                      --          --       --        --      --        --       9,375       10.4%
 25-40 Shore Blvd., Ste. 6C
 Astoria, NY 11102

 Robert Kaszovitz                                 --          --       --        --      --        --      10,000       11.1%
 1621 51st Street
 Brooklyn, NY 11204

 Kollel Metzioynim Lhoroah                        --          --       --        --      --        --       5,000        5.6%
 254 Wallabout St., Apt. 2A
 Brooklyn, NY 11206

 Olshan Grundman Frome Rosenzweig &               --          --       --        --      --        --       5,000        5.6%
 Wolosky LLP
 65 East 55th Street
 New York, NY 10022

 Eugene D. Trott                                  --          --       --        --      --        --      41,668       46.3%
 459 12th St, Apt. 3B
 Brooklyn, NY 11215

 Shirley M. Wan                                   --          --       --        --     6,000     6.5%       --           --
 5455 Chelsen Wood Dr.
 Lawrence, NY 11559

 All executive officers and directors as    26,942,482       14.8%     --        --      --        --        --           --
 a Group (2)
* less than 1%

                                                              16

1. Total Voting Shares are comprised of all common shares issued and outstanding.

2. Includes 6,310,464 shares held in an IRA Trust.

3. In March 2002, Mr. Conway voluntarily surrendered the anti-dilution agreement that insured 32.6% ownership of the voting shares to Mr. Conway and his affiliates.

4. Does not include Officers or Directors of the Company who were not such as of the date of record.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Beginning on January 1, 2002, Mr. Sterman was compensated at the rate of $6,000 per month for consulting services performed for the Company. The Company may pay for these services in cash or stock, and may terminate these services at its option.

ITEM 13. EXHIBITS

(a) Exhibits:

    Number          Description of Exhibit
    ------          ----------------------

       3.1 Amended and Restated By-Laws of Water Chef, Inc. - Incorporated herein by reference to Exhibit 3(ii) to the Form 10-KSB/A filed November 17, 2003.

       3.2 Amended and Restated Certificate of Incorporation of Water Chef, Inc. - Incorporated herein by reference to Exhibit 3.2 to the Form SB-2 filed January 24, 2005.

       3.3 Certificate of Amendment of Restated Certificate of Incorporation of Water Chef, Inc. dated August 2, 1993 - Incorporated herein by reference to Exhibit 3.3 to the Form SB-2 filed January 24, 2005.

       3.4 Certificate of Amendment of Restated Certificate of Incorporation of Water Chef, Inc. dated August 2, 1992 - Incorporated herein by reference to Exhibit 3.4 to the Form SB-2 filed January 24, 2005.

       3.5 Certificate for Renewal and Revival of Certificate of Incorporation - Incorporated herein by reference to Exhibit
                    3.5 to the Form SB-2 filed January 24, 2005.

       3.6 Certificate of Amendment of Restated Certificate of Incorporation of Water Chef, Inc. dated February 20, 2002 - Incorporated herein by reference to Exhibit 3.6 to the Form SB-2 filed January 24, 2005.

       3.7 Certificate of Correction filed to correct a certain error in the Certificate of Amendment of the Restated Certificate of Incorporation of Water Chef, Inc. dated May 7, 2004 - Incorporated herein by reference to Exhibit 3.7 to the Form SB-2 filed January 24, 2005.

       4.1 Certificate of Designation of Series A Preferred Stock of Water Chef, Inc. - Incorporated herein by reference to
                    Exhibit 4.1 to the Form 10-KSB/A filed November 17, 2003.

       4.2 Certificate of Designation of Series C convertible preferred stock of Water Chef, Inc. - Incorporated herein by reference to Exhibit 4.2 to the Form 10-KSB/A filed November 17, 2003.

       4.3 Certificate of Designation of Series D Preferred Stock of Water Chef, Inc. - Incorporated herein by reference to
                    Exhibit 4.3 to the Form 10-KSB/A filed November 17, 2003.

       4.4 Certificate of Designation of Series F convertible preferred stock of Water Chef, Inc. - Incorporated herein by reference to Exhibit 4.4 to the Form SB-2 filed January 24, 2005.

    Number          Description of Exhibit
    ------          ----------------------

       4.5 Series B Warrant to Purchase Common Stock and Allonge to and Amendment and Extension of Common Stock Purchase Warrant - Incorporated herein by reference to Exhibit 4.4 to the Form 10-KSB/A filed November 17, 2003.

       4.6 Series B Second Allonge to and Amendment and Extension of Common Stock Purchase Warrant - Incorporated herein by reference to Exhibit 4.6 to the Form SB-2 filed January 24, 2005.

       4.7 Subordinated Debentures - Incorporated herein by reference to Exhibit 4.5 to the Form 10-KSB/A filed November 17, 2003.

      10.1 Mutual Settlement Agreement and General Release, dated June 20, 2002, by and between the Company; K. Thomas and Callaway Decoster, as husband and wife; K. Thomas Decoster, individually; Michael P. and Roberta S. Gaudette, as husband and wife; Dominic M. Strazzulla; the Felix A. Hertzka Estate; Claudette L. Gelfand and the Claudette L. Gelfand Revocable Trust; Catherine C. Griffin; Michael B. and Diane
                    L. Hayden, as husband and wife; Alexander Harris; Holly O. Harris; and Joseph R. Fichtl and the Joseph R. Fichtl 1995 Trust - Incorporated herein by reference to Exhibit 10.1 to the Form 10-KSB/A filed April 15, 2004.

      10.2 Addendum to Settlement Agreement, dated June 20, 2002, by and between the Company; K. Thomas and Callaway Decoster, as husband and wife; K. Thomas Decoster, individually; Michael
                    P. and Roberta S. Gaudette, as husband and wife; Dominic M. Strazzulla; the Felix A. Hertzka Estate; Claudette L. Gelfand and the Claudette L. Gelfand Revocable Trust; Catherine C. Griffin; Michael B. and Diane L. Hayden, as husband and wife; Alexander Harris; Holly O. Harris; and Joseph R. Fichtl and the Joseph R. Fichtl 1995 Trust Trust - Incorporated herein by reference to Exhibit 10.2 to the Form 10-KSB/A filed April 15, 2004.

      10.3 Subdistributorship Agreement dated May 18, 2001 between 4 Clean Waters LTD. and the Company - Incorporated herein by reference to Exhibit 10.2 to the Form 10-KSB/A filed November 17, 2003.

      10.4 Convertible Promissory Note dated November 17, 2000 to 4 Clean - Lindh Joint Venture by the Company - Incorporated herein by reference to Exhibit 10.1 to the Form 10-KSB/A filed November 21, 2004.

      10.5 Preliminary Agreement, dated September 8, 2004 by, and among, Water Chef, Inc., Samaritan Group International, and International Multiracial Shared Cultural Organization (IMSCO) - Incorporated herein by reference to Exhibit 10.1 to the Form 10-QSB filed November 17, 2004.

      10.6 Loan Agreement, dated as of November 16, 2005, by and between Water Chef, Inc. and Southridge Partners LP - Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed November 23, 2005.

      10.7 Registration Rights Agreement, dated as of November 16, 2005, by and between Water Chef, Inc. and Southridge Partners LP - Incorporated herein by reference to Exhibit
                    99.2 to the Form 8-K filed November 23, 2005.

      10.8 Promissory Note issued by Water Chef, Inc. on November 16, 2005 to Southridge Partners LP for the principal sum of $250,000 - Incorporated herein by reference to Exhibit 99.3 to the Form 8-K filed November 23, 2005.

      10.9 Three Year Warrant issued to Southridge Partners LP, dated November 16, 2005, to purchase 430,000 shares of common stock at a price of $0.14 per share - Incorporated herein by reference to Exhibit 9.4 to the Form 8-K filed November 23, 2005.

      31.1* Certification of Chief Executive Officer and Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.2* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES

Our principal accountant for the audit of our annual financial statements for our fiscal years ended December 31, 2005 and 2004 was Marcum & Kliegman LLP.

The following table shows the fees paid or accrued by us during the periods indicated.

                                                             Year ended
                 Type of Service                       2005              2004
                 ---------------                       ----              ----
       Audit fees (1)                                $ 95,000          $ 72,500
       Audit-Related Fees (2)                          10,000            10,000
       Tax Fees (3)                                      --                --
       All Other Fees (4)                                --                --
                                                     --------          --------
       Total                                         $105,000          $ 82,500
                                                     ========          ========


(1) Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2) Comprised of services rendered in connection with our capital raising efforts, registration statement and consultations regarding financial accounting and reporting.

(3) Comprised of services for tax compliance, tax return preparation, tax advice and tax planning.

(4) Fees related to other filings with the SEC, including consents.

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

All of the engagements and fees for the year ended December 31, 2005 were approved by the Audit Committee. Of the total number of hours expended during M&K's engagement to audit the Company's financial statements for the year ended December 31, 2005, none of the hours were attributed to work performed by persons other than M&K's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WATERCHEF, INC.





March 22, 2006                              /s/  David A. Conway
                                            -----------------------------------
Date                                             David A. Conway
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer (Principal Operating
                                                 Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Water Chef, Inc.
Glen Head, New York

We have audited the accompanying balance sheet of Water Chef, Inc., (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the cumulative period from January 1, 2002 (commencement as a development stage company) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Water Chef, Inc., (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the cumulative period from January 1, 2002 (commencement as a development stage company) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                            /s/  Marcum & Kliegman LLP
                                            ----------------------------------
                                                 Marcum & Kliegman LLP


New York, New York
March 8, 2006

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:

    Cash                                                       $    244,595
    Inventories                                                      30,000
    Prepaid expenses                                                 22,964
                                                               ------------
       TOTAL CURRENT ASSETS                                         297,559

    Patents and trademarks, Net                                      17,257

    Deferred financing  costs, Net                                    4,687

    Other assets                                                      3,162
                                                               ------------
TOTAL ASSETS                                                   $    322,665
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

    Accounts payable (including related party of $4,842)       $    194,016
    Accrued expenses and other current liabilities                  324,173
    Accrued compensation                                            537,417
    Accrued consulting and director fees                            549,083
    Customer deposits                                               115,000
    Notes payable (including accrued interest of $540,426)        1,208,286
    Convertible promissory note including accrued interest
    of $2,500 and net of debt discount of $112,800)                 139,700
    Fair-value of detachable warrants                                31,900
    Fair-value of embedded conversion option                        150,300
    Accrued dividends payable                                       147,470
                                                               ------------
       TOTAL CURRENT LIABILITIES                                  3,397,345

LONG-TERM LIABILITIES:
    Loans payable to stockholder (including accrued
     interest of $129,089)                                          501,870
                                                               ------------
TOTAL LIABILITIES                                                 3,899,215
                                                               ------------

COMMITMENTS AND CONTINGENCIES                                          --

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value;
    10,000,000 shares authorized;
    235,585 shares issued and outstanding,
    (liquidation preference $1,624,300)                                 236
Common stock, $.001 par value;
    190,000,000 shares authorized;
    181,779,000 shares issued;
    181,774,600 shares outstanding                                  181,779
Additional paid-in capital                                       20,830,154
Treasury stock, 4,400 common shares, at cost                    (     5,768)
Accumulated deficit through December 31, 2001                   (14,531,596)
Deficit accumulated during development stage                    (10,051,355)
                                                               ------------
       TOTAL STOCKHOLDERS' DEFICIENCY                           ( 3,576,550)
                                                               ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $    322,665
                                                               ============


                   The accompanying notes are an integral part
                         of these financial statements.



                                            WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)
                                        STATEMENTS OF OPERATIONS



                                                                                        For the Period
                                                           Year Ended December 31,      January 1, 2002
                                                       ------------------------------   to December 31,
                                                            2005             2004             2005
                                                       -------------    -------------    -------------
Sales                                                  $     260,000    $      56,290    $     356,290
                                                       -------------    -------------    -------------
Costs, Expenses and (Income):
   Cost of sales                                              42,000           62,250          438,680
   Selling, general and administrative -
      including stock based compensation of
      $53,827 and $473,878 for the year
      ended December 31, 2005 and 2004, respectively
      and $777,390 for the period from
      January 1, 2002 to December 31, 2005                 1,194,577        1,296,265        4,097,587
   Non-dilution agreement termination costs                     --       (    223,858)       2,462,453
   Interest expense (including interest Expense
      for related party of $23,868 in both years
      2005 and 2004 and $95,472 for the period
     January 1, 2002 to December 31, 2005)                   244,191          150,228          726,008
   Financing Costs - extension of warrants                    74,700             --             74,700
   Loss on settlement of debt                                   --          2,407,867        2,614,017
   Stock appreciation rights                            (    121,340)         121,340             --
   Change in fair value of warrants and
     embedded conversion option                         (      5,800)            --       (      5,800)
                                                       -------------    -------------    -------------
                                                           1,428,328        3,814,092       10,407,645
                                                       -------------    -------------    -------------
Net loss                                                (  1,168,328)    (  3,757,802)    ( 10,051,355)
                                                       -------------    -------------    -------------
Deemed dividend on preferred stock                              --       (  2,072,296)    (  2,072,296)

Preferred stock dividends                               (     66,436)    (    134,366)    (    466,666)
                                                       -------------    -------------    -------------
                                                        (     66,436)    (  2,206,662)    (  2,538,962)
                                                       -------------    -------------    -------------
Net loss applicable to
   common stockholders                                 $(  1,234,764)   $(  5,964,464)   $( 12,590,317)
                                                       =============    =============    =============

Basic and Diluted Loss Per Common Share                $(       0.01)   $(       0.05)
                                                       =============    =============
Weighted Average Common Shares Outstanding -
   Basic and Diluted                                     166,132,433      121,549,857
                                                       =============    =============


               The accompanying notes are an integral part of these financial statements.

                                                   F-3



                                                          WATER CHEF, INC.
                                      (A Development Stage Company Commencing January 1, 2002)
                                                 STATEMENT OF STOCKHOLDERS' DEFICIENCY



                                                              Preferred Stock                   Common Stock           Additional
                                                        ----------------------------    ---------------------------     Paid-in
                                                           Shares          Amount          Shares         Amount        Capital
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - JANUARY 1, 2002                                    145,500    $        146      86,614,286   $     86,614   $ 12,339,469
  Extension of life of warrants                                 --              --              --             --          111,000
  Proceeds from sale preferred stock
    ($1.00 Per share)                                        125,000             125            --             --          117,375
  Proceeds from sale of common stock
    ($0.025 Per share)                                          --              --         2,500,000          2,500         97,500
  Common stock issued for services
    ($0.08 Per share)                                           --              --           450,000            450         35,550
  Collection of subscription receivable                         --              --              --             --             --
  Net Loss                                                      --              --              --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2002                                  270,500    $        271      89,564,286   $     89,564   $ 12,700,894
  Proceeds from sale of preferred stock
   March 31, 2003
    ($1.00-$2.00 Per share)                                   62,500              63            --             --           74,937
   June 30, 2003
    ($0.50 Per share)                                         75,000              75            --             --           37,425
   September 30, 2003
    ($1.00-$2.40 per share)                                  163,281             163            --             --          228,346
   December 31, 2003
    ($1.33-$2.80 Per share)                                  145,450             145            --             --          258,717
  Preferred stock issued for services
   March 31, 2003
    ($1.00 Per share)                                         30,000              30            --             --           29,970
   June 30, 2003
    ($1.00 Per share)                                         51,250              51            --             --           51,199
   September 30, 2003
    ($1.00 per share)                                         67,035              67            --             --           66,968
   December 31, 2003
    ($1.88-$4.00 Per share)                                   22,150              22            --             --           65,378
  Collection of subscription receivable                           --              --            --             --             --
  Write-off of subscription receivable                            --              --            --             --             --
  Net Loss                                                        --              --            --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2003                                  887,166    $        887      89,564,286   $     89,564   $ 13,513,834
  Proceeds from sale of preferred stock
   March 31, 2004
    ($2.40-$4.80 Per share)                                  130,077             130            --             --          400,126
   June 30, 2004
    ($0.80 Per share)                                         15,625              16            --             --           12,484
   Preferred stock issued for services
   March 31, 2004
    ($2.00-$4.80 Per share)                                   49,433              49            --             --          158,483
  Proceeds from sale of common stock
   September 30,2004
    ($0.03-$0.15 per share)                                     --              --         2,541,595          2,541        205,059
   December 31, 2004
    ($0.05-$0.10 Per share)                                     --              --         2,487,500          2,488        187,512
  Common stock issued for services
   March 31, 2004
    ($0.05 Per share)                                           --              --           477,133            477         23,380
  September 30,2004
    ($0.05-$0.15 per share)                                     --              --         1,857,800          1,858        126,792
  December 31, 2004
    ($0.08-$0.10 Per share)                                     --              --           532,500            533         40,968
 Preferred stock dividend                                       --              --              --             --          (81,034)
 Common stock issued for satisfaction of liabilities
  June 30, 2004
    ($0.15 Per share)                                           --              --        37,786,629         37,787      5,635,934
  December 31, 2004
    ($0.134 Per share)                                          --              --           411,100            411         54,839
 Preferred stock converted to common stock
  June 30, 2004                                             (133,250)           (133)      5,108,332          5,108         (4,975)
  September 30, 2004                                        (269,263)           (269)     12,103,854         12,104        (11,835)
  December 31, 2004                                          (65,375)            (65)      3,015,000          3,015         (2,950)

 Net loss                                                      --              --              --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2004                                  614,413    $        615     155,885,729   $    155,886   $ 20,258,617


                                                                 F-4



                                                          WATER CHEF, INC.
                                      (A Development Stage Company Commencing January 1, 2002)
                                                 STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                            (Continued)



                                                              Preferred Stock                   Common Stock           Additional
                                                        ----------------------------    ---------------------------     Paid-in
                                                           Shares          Amount          Shares         Amount        Capital
                                                        ------------    ------------    ------------   ------------   ------------
  Proceeds from sale of common stock
   March 31,2005
    ($0.05 per share)                                           --              --           200,000            200          9,800
   June 30,2005
    ($0.05-$0.06 per share)                                     --              --           700,000            700         39,300
   September 30,2005
    ($0.07-$0.10 per share)                                     --              --         2,455,357          2,455        202,545
   December 31, 2005
    ($0.05-$0.07 Per share)                                     --              --         3,879,283          3,879        236,081
  Common stock issued for services
   March 31, 2005
    ($0.05-$0.10 Per share)                                     --              --           230,000            230         17,770
  December 31, 2005
    ($0.05-$0.06 Per share)                                     --              --           407,500            408         21,219
 Preferred stock dividend                                       --              --              --             --          (66,436)
 Extension of 1,666,667 warrants                                --              --              --             --           74,700
 Common stock issued for satisfaction of liabilities
  September 30, 2005
    ($0.07 Per share)                                           --              --           571,428            571         39,429
  December 31, 2005
    ($0.142 Per share)                                          --              --           100,000            100         14,100
Preferred stock converted to common stock
  March 31, 2005                                             (55,970)            (56)      2,518,800          2,519         (2,463)
  June 30, 2005                                              (34,020)            (34)      1,360,800          1,361         (1,327)
  September 30, 2005                                        (286,650)           (287)     13,382,583         13,383        (13,096)
  December 31, 2005                                           (2,188)             (2)         87,520             87            (85)

 Net loss                                                      --              --              --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2005                                  235,585    $        236     181,779,000   $    181,779   $ 20,830,154
                                                        ============    ============    ============   ============   ============

                                  The accompanying notes are an integral part of these financial statements.

                                                             F-4(Con't)



                                                          WATER CHEF, INC.
                                      (A Development Stage Company Commencing January 1, 2002)
                                                STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                            -continued-



                                                                                      Accumulated      Deficit
                                                                                        Deficit       Accumulated
                                                         Stock                          Through         During           Total
                                                      Subscription      Treasury        December      Development     Stockholders'
                                                       Receivable         Stock         31, 2001         Stage         Deficiency
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - JANUARY 1, 2002                             $    (67,500)   $     (5,768)   $(14,531,596)   $       --      $ (2,178,635)
  Extension of life of warrants                               --              --              --              --           111,000
  Proceeds from sale preferred stock
    ($1.00 Per share)                                         --              --              --              --           117,500
  Proceeds from sale of common stock
    ($0.025 Per share)                                        --              --              --              --           100,000
  Common stock issued for services
    ($0.08 Per share)                                         --              --              --              --            36,000
  Collection of subscription receivable                     30,200            --              --              --            30,200
  Net Loss                                                    --              --              --        (1,589,746)     (1,589,746)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2002                                (37,300)         (5,768)    (14,531,596)     (1,589,746)     (3,373,681)
  Proceeds from sale of preferred stock
   March 31, 2003
    ($1.00-$2.00 Per share)                                   --              --              --              --            75,000
   June 30, 2003
    ($0.50 Per share)                                         --              --              --              --            37,500
   September 30, 2003
    ($1.00-$2.40 per share)                                   --              --              --              --           228,509
   December 31, 2003
    ($1.33-$2.80 Per share)                                   --              --              --              --           258,862
  Preferred stock issued for services
   March 31, 2003
    ($1.00 Per share)                                         --              --              --              --            30,000
   June 30, 2003
    ($1.00 Per share)                                         --              --              --              --            51,250
   September 30, 2003
    ($1.00 per share)                                         --              --              --              --            67,035
   December 31, 2003
    ($1.88-$4.00 Per share)                                   --              --              --              --            65,400
  Collection of subscription receivable                     15,500            --              --              --            15,500
  Write-off of subscription receivable                      21,800            --              --              --            21,800
  Net Loss                                                    --              --              --        (3,535,479)     (3,535,479)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2003                                   --            (5,768)   ( 14,531,596)   (  5,125,225)     (6,058,304)

  Proceeds from sale of preferred stock
   March 31, 2004
    ($2.40-$4.80 Per share)                                   --              --              --              --           400,256
   June 30, 2004
    ($0.80 Per share)                                         --              --              --              --            12,500
  Preferred stock issued for services
   March 31, 2004
    ($2.00-$4.80 Per share)                                   --              --              --              --           158,532
  Proceeds from sale of common stock
   September 30,2004
    ($0.03-$0.15 per share)                                   --              --              --              --           207,600
   December 31, 2004
    ($0.05-$0.10 Per share)                                   --              --              --              --           190,000
  Common stock issued for services
   March 31, 2004
    ($0.05 Per share)                                         --              --              --              --            23,857
   September 30,2004
    ($0.05-$0.15 per share)                                   --              --              --              --           128,650
   December 31, 2004
    ($0.08-$0.10 Per share)                                   --              --              --              --            41,501
  Preferred stock dividend                                    --              --              --              --           (81,034)
  Common stock issued for satisfaction of liabilities
   June 30, 2004
    ($0.15 Per share)                                         --              --              --              --         5,673,721
   December 31, 2004
    ($0.134 Per share)                                        --              --              --              --            55,250
  Preferred stock converted to common stock
   June 30, 2004                                              --              --              --              --              --
   September 30, 2004                                         --              --              --              --              --
   December 31, 2004                                          --              --              --              --              --
  Net loss                                                    --              --              --        (3,757,802)     (3,757,802)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2004                                   --      $     (5,768)   $(14,531,596)   $ (8,883,027)   $ (3,005,273)


                                                                F-5(Con't)



                                                           WATER CHEF, INC.
                                      (A Development Stage Company Commencing January 1, 2002)
                                                STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                             -continued-



                                                                                      Accumulated      Deficit
                                                                                        Deficit       Accumulated
                                                         Stock                          Through         During           Total
                                                      Subscription      Treasury        December      Development     Stockholders'
                                                       Receivable         Stock         31, 2001         Stage         Deficiency
                                                      ------------    ------------    ------------    ------------    ------------
  Proceeds from sale of common stock
   March 31,2005
    ($0.05 per share)                                         --              --              --              --            10,000
   June 30,2005
    ($0.05-$0.06 per share)                                   --              --              --              --            40,000
   September 30,2005
    ($0.07-$0.10 per share)                                   --              --              --              --           205,000
   December 31, 2005
    ($0.05-$0.07 Per share)                                   --              --              --              --           239,960
  Common stock issued for services
   March 31, 2005
    ($0.05-$0.10 Per share)                                   --              --              --              --            18,000
  December 31, 2005
    ($0.05-$0.06 Per share)                                   --              --              --              --
21,627
 Preferred stock dividend                                     --              --              --              --           (66,436)
 Extension of 1,666,667 warrants                              --              --              --              --            74,700
 Common stock issued for satisfaction of liabilities
  September 30, 2005
    ($0.07 Per share)                                         --              --              --              --
40,000
  December 31, 2005
    ($0.142 Per share)                                        --              --              --              --            14,200
 Preferred stock converted to common stock
  March 31, 2005                                              --              --              --              --              --
  June 30, 2005                                               --              --              --              --              --
  September 30, 2005                                          --              --              --              --              --
  December 31, 2005                                           --              --              --              --              --

  Net loss                                                    --              --              --        (1,168,328)     (1,168,328)
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2005                                   --      $     (5,768)   $(14,531,596)   $(10,051,355)   $ (3,576,550)
                                                        ============    ============    ============   ============   ============


                             The accompanying notes are an integral part of these financial statements.

                                                                 F-5Con't)




                                              WATER CHEF INC.
                          (A Development Stage Company Commencing January 1, 2002)

                                          STATEMENTS OF CASH FLOWS



                                                                                             For the period
                                                               Years Ended December 31,      January 1, 2002
                                                              ----------------------------   to December 31,
                                                                  2005            2004           2005
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (1,168,328)   $ (3,757,802)   $(10,051,355)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Amortization of patents                                       1,854           1,855           7,416
       Interest expense - deferred financing                         2,813            --             2,813
       Stock based compensation                                     53,827         473,878         777,390
       Accretion of debt discount                                   75,200            --            75,200
       Change in fair value of warrants and
         embedded conversion option                            (     5,800)           --       (     5,800)
       Loss on settlement of debt                                     --         2,407,867       2,614,017
       Non-dilution agreement termination cost                        --       (   223,858)      2,462,453
       Inventory reserve                                              --              --           159,250
       Write-off of stock subscription receivable                     --              --            21,800
       Financing costs - warrant extension                          74,700            --            74,700
          Change in assets and liabilities
     Inventory                                                 (    30,000)         26,500     (    30,000)
     Prepaid expenses                                          (     5,851)    (     5,893)         33,536
     Accounts payable, accrued expenses, accrued dividends,
      accrued compensation, accrued consulting and director
      fees, customer deposits and other current liabilities        422,350         265,998       1,472,139
                                                              ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                          (   579,235)    (   811,455)     (2,386,441)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of stock subscription receivable                        20,000            --            65,700
  Proceeds from sale of preferred stock                               --           412,756       1,130,127
  Proceeds from sale of common stock                               494,960         377,600         972,560
  Proceeds from sale of common stock to be issued                     --              --           200,000
  Deferred financing costs                                     (     7,500)           --       (     7,500)
  Proceeds from convertible promissory note                        250,000            --           250,000
  Repayment of notes payable                                   (    15,362)           --       (    15,362)
                                                              ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          742,098         790,356       2,595,525
                                                              ------------    ------------    ------------

NET INCREASE(DECREASE)IN CASH                                      162,863     (    21,099)        209,084

CASH AT BEGINNING OF YEAR                                           81,732         102,831          35,511
                                                              ------------    ------------    ------------
CASH AT END OF YEAR                                           $    244,595    $     81,732    $    244,595
                                                              ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                  $     44,638    $     20,000    $     64,888
                                                              ============    ============    ============

NON-CASH FINANCING ACTIVITIES:

COMPENSATION SATISFIED BY ISSUANCE OF COMMON STOCK            $       --      $     55,250    $     55,250
                                                              ============    ============    ============
COMMON STOCK ISSUED IN SATISFACTION OF LIABILITIES            $     40,000    $  5,673,721    $  5,713,721
                                                              ============    ============    ============


                 The accompanying notes are an integral part of these financial statements.

                                                     F-6

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

Water Chef, Inc. (the "Company"), is a Delaware Corporation currently engaged in the design, marketing and sale of water dispensers and purification equipment both in and outside the United States. The Company's corporate headquarters is in Glen Head, NY.

2. BASIS OF PRESENTATION AND CONTINUED OPERATIONS

Basis of Presentation

The Company discontinued its water cooler and filtration operations in November 2001. As a result, the Company has refocused its efforts on raising capital and developing markets for its proprietary technology. Therefore, for financial purposes, the Company has determined that it has re-entered the development stage commencing January 1, 2002. The Company's statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2005 represent the financial information cumulative, from inception/commencement, required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises."

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company incurred losses from operations of $1,168,328 and $3,757,802 for the years ended December 31, 2005 and 2004, respectively. The Company has a working capital deficit and a stockholders' deficiency of approximately $3,100,000 and $3,577,000 at December 31, 2005, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Patents and Trademarks - Patents and trademarks are amortized ratably over 9 to 14 years. The Company assesses the carrying value of its patents for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2005 and 2004, respectively.


Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation according to APB Opinion No. 25.

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS No. 123 had been applied for the periods ended December 31, 2005 and 2004 as follows:

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


                                                   Years ended December 31,
                                                     2005            2004
                                                -------------    -------------
Net loss applicable to common
         stockholders as reported               $ ( 1,234,764)   $ ( 5,964,464)

Add:
    Stock-based employee compensation,
    included in reported net loss                        --               --

Less:
    Stock-based employee compensation,
    net of tax effect determined under fair
    value method for all awards                      (121,340)        (169,870)

                                                -------------    -------------
Pro-forma net loss under fair
  value method                                  $ ( 1,356,104)   $ ( 6,134,334)
                                                =============    =============
Basic and Diluted Net Loss per Common Share:


  As reported                                   $       (0.01)   $       (0.05)
                                                =============    =============
  Pro-forma                                     $       (0.01)   $       (0.05)
                                                =============    =============

Revenue Recognition - Revenues are recognized when product is shipped, title passes and collectibility is reasonably assured. Allowances for estimated bad debts, sales allowances and discounts are provided when such sales are recorded.

Inventories - Inventories consists of finished goods and are stated at the lower of cost or market utilizing the first-in, first-out method. As of December 31, 2005, inventory was comprised of $30,000 of finished goods.

Shipping and Handling Costs - Shipping and handling costs are expensed as incurred as part of cost of sales. These costs were deemed to be immaterial during each of the reporting periods.

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were deemed immaterial for the years ended December 31, 2005 and 2004, respectively.

Income Taxes - Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Valuation allowances are established when necessary to reduce deferred assets to the amounts expected to be realized.

Loss Per Share - Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of options, warrants and the conversion of preferred stock and convertible debt for the years ended December 31, 2005 and 2004, were 21,270,105 and 34,230,804, respectively.

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

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


Fair Value of Financial Instruments - The carrying amounts of the financial instruments reported in the balance sheet approximate their fair market value due to the short-term maturities of these instruments.

Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required.

Research and Development - Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. There were no research and development costs incurred during the years ended December 31, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005.

The Company believes the adoption of this pronouncement will have a material impact on the Company's financial statements, whereby the Company, upon adoption, expects to record a charge for the granting of future employee stock options.

In May 2005, the FASB issued SFAS No. 154 - Accounting for Change in Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirement for the accounting for and reporting changes in accounting principles. This statement applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrects errors made in fiscal years beginning after December 15, 2005.

The application of this pronouncement is not expected to have an impact on the Company's financial position, results of operations, or cash flows.

In September 2005, the FASB ratified the following consensus reached in Emerging Issues Task Force ("EITF") Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) the issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) the resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27,,"Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements).

The application of this pronouncement is not expected to have an impact on the Company's financial position, results of operations, or cash flows.

EITF reached a tentative conclusion on EITF Issue No. 05-1, "Accounting for the Conversion of an Instrument that Becomes Convertible upon the Issuer's Exercise of a Call Option" that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


The application of this pronouncement is not expected to have an impact on the Company's financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005.

The Company has applied the requirements of EITF No. 05-2, (See Note 6) with respect to the impact of this pronouncement on the Company's financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 will not have a material impact on the Company's consolidated financial position or results of operations.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In November 2005 the Company issued a convertible promissory note, a registration rights agreement and warrants (See Note 6). Based on the interpretive guidance in EITF Issue No. 05-4, Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities and the registration statement becoming effective on January 30, 2006, the value of the registration rights was deemed to be de minims.

4. PATENTS AND TRADEMARKS

Patents and trademarks as of December 31, 2005 consist of the following:


                Patents                                 $ 24,500
                Trademarks                                 1,555
                                                        --------
                Total cost                                26,055
                                                        --------
                Accumulated amortization                  (8,798)
                                                        --------
                Patents and Trademarks, Net             $ 17,257
                                                        ========

Amortization expense for the years ended December 31, 2005 and 2004 was $1,854 and $1,855, respectively. The following table presents the Company's estimate for amortization expense for each of the five succeeding years and thereafter.

                2006                                    $  1,854
                2007                                       1,854
                2008                                       1,854
                2009                                       1,854
                2010                                       1,854
                2011 and thereafter                        7,987
                                                        --------
                                                        $ 17,257

5. NOTES PAYABLE

Notes payable and accrued interest at December 31, 2005 consist of the following:



                          (a)        $      177,116
                          (b)               846,533
                          (c)               184,637
                                     --------------

                          Total      $    1,208,286
                                     ==============

 (a): These are unsecured notes bearing interest ranging from 10% to 15% per annum, with no specific due date for repayment. An amount due on these notes, inclusive of $93,893 in interest is $177,116, at December 31, 2005. No demands for repayment have been made by the note holder.

(b) In April 2001, the Company issued a $400,000 promissory note at an interest rate of 2% per month. In consideration for the issuance of this note, 500,000 shares of the Company's common stock were issued to the note holder and a $74,000 debt discount was recorded and fully amortized in the year ended December 31, 2001. The principal balance and accrued interest were payable on September 1, 2001. The Company did not make such payment and was required to issue an additional 100,000 penalty shares of its common stock to the note holder. The Company recorded additional interest expense of $12,300 related to the issuance of these penalty shares. The amount due on this note, inclusive of $446,533 in interest, is $846,533 at December 31, 2005.

(c) In November 2000, the Company entered into a Convertible Promissory Note agreement, whereby the Company may be advanced a maximum of $300,000. The Company was advanced the following: $100,000 in November 2000, $50,000 in December 2000 and $50,000 in January 2001. No further cash advances were made to the Company. The Convertible Promissory Note agreement also called for the payment of $100,000 of Company expenses. The advances bear interest at 10% per annum and were to have been repaid as of January 15, 2002. A maximum of 6,000,000 shares could have been issued upon conversion had the full $300,000 been advanced. As of December 31, 2005, the balance of the convertible promissory note principal was $184,637 and no interest was owed

6. CONVERTIBLE PROMISSORY NOTES

In November 2005, the Company entered into a Convertible Promissory Note agreement for $250,000. The Convertible Promissory Noted bears interest at a rate of 8% per annum and will mature in March 2006. The Company granted 430,000 warrants to the holder, which are exercisable at $0.14 per share and have a life of three years. The warrants carry a cashless exercise provision.

The note included certain conversion features as follows:

     o convertible at any time after the maturity date, at the option of the holder,
     o convertible at 85% of the average of the three 3 lowest closing bid prices for the common stock, for the ten trading days ending on the trading day immediately before the conversion date.

The Convertible Promissory Note agreement required the Company to file a registration statement no later than sixty business days and no less than the amount of subscribed shares, and to cause the registration statement relating to the registrable securities to become effective the earlier of five business days after notice from the Securities and Exchange Commission that the registration statement may be declared effective, or (b) one hundred twenty days.

The Convertible Promissory Note agreement included a liquidated damages clause, which stipulates if the registration statement is not filed by the filing date or declared effective by the effective date, then upon failure of either event the subscriber shall be entitled to liquidated damages, payable in cash, in the sum of one percent (1%) of the principal amount of the Note:

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


     a. for each 30 day period after the filing date that transpires until the date that the Company files the registration statement, and
     b. for each 30 day period after the effective date that transpires until such date as the registration statement is declared effective.

The gross proceeds of $250,000 were recorded net of a discount of $188,000. The debt discount consisted of $47,200 related to the warrants and $140,800 related to the embedded conversion option. The warrants and the embedded conversion option were accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company's Own Stock" and EITF 05-4, view A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument." Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. Due to the fact that the registration statement became effective on January 30, 2006, the value of the registration rights was deemed to be de minims. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the year ended December 31, 2005, the Company reflected a gain of $5,800 representing a change in the value of the warrants and conversion option. The debt discount of $188,000 is being accreted over a period of four months and as a result, a charge of $75,200 was recorded for the year ended December 31, 2005.

This Convertible Promissory Note is secured by 4,000,000 shares held by an officer of the Company. The balance due under this note at December 31, 2005 is $250,000 plus accrued interest of $2,500. The Company incurred fees of approximately $7,500 at the closing date of the note. These costs have been capitalized as of December 31, 2005 as deferred financing costs and will be amortized to interest expense over the life of the note and for the year ended December 31, 2005, $2,813 has been amortized.

7. LOANS PAYABLE - STOCKHOLDER

At December 31, 2004, the Company is obligated to its Chief Executive Officer who is also a significant stockholder for loans and advances made to the Company totaling $372,781, plus accrued interest of $129,089. These advances have been accruing interest ranging from 6% to 12% per annum. The loans have no repayment terms and the stockholder has agreed not to demand payment until July 1, 2007 at the earliest. The Company has reported the obligation as a long-term liability on the balance sheet.

8. COMMON STOCK ISSUED

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

During the year ended December 31, 2005, the Company recorded the following transactions:

a. Cash

During the year ended December 31, 2005, the Company received $494,960 for 7,234,640 shares of its common stock.

b. Services

During 2005, the Company issued to various parties an aggregate of 637,500 shares of its common stock for a value of $39,627 in connection with professional services.

c. Conversion of preferred stock into common stock

During year ended December 31, 2005, the Company issued to various parties an aggregate of 17,349,703 shares of its common stock in connection with the conversion of preferred stock.

d. Settlement of debt

During year ended December 31, 2005, the Company issued to a note holder 571,428 for the settlement $40,000 of debt.



                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


e. Extension of debt

In November 2005, the Company issued 100,000 shares of its common stock for a value of $14,200 to a note holder for an agreement to defer requesting payment for a period of one month. The principal amount of the note is $400,000, and accrued interest is approximately $423,000.


9. PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock, issuable in series with rights, preferences, privileges and restrictions as determined by the board of directors.

At December 31, 2005, outstanding preferred shares were as follows:
                                                                                       Liquidation
                                                   Current                              Preference
                                                    Annual       Total      Dividend   (including
            Authorized   Outstanding     Par       Dividend     Dividend    Arrearage    dividend
              Shares       Shares       Value    Requirement   Arrearage    Per Share   arrearage)
Series A      400,000       52,500   $       53   $   52,500   $  570,100   $  10.86    $1,095,100
Series D    2,000,000       93,000           93       55,800      529,200       5.69       529,200
Series F    1,000,000       90,085           90       32,986      147,263       1.13          --
                        ----------   ----------   ----------   ----------               ----------

                           235,585   $      236   $  141,286   $1,246,563               $1,624,300
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

Series C:

During the year ended December 31, 2002, the Company sold Series C 15%
Convertible Preferred stock at $1.00 per share. These shares convert in one year. All dividends are cumulative and are payable in shares of the Company's common stock valued at the then-current market price per share, or upon conversion, whichever is earlier. The conversion rate for shares, and accrued dividends payable, is 33.33 shares of common for each $1.00 of preferred stock and dividends payable, or $0.03 for each share of common stock. The Series C
Preferred stockholders have voting rights equal to the common stockholders. The
Series C preferred stock has no stated rights in the assets of the Company upon liquidation. During 2002, the Company sold 125,000 shares of Series C preferred stock. For each share of preferred stock purchased, the buyers also receive the right to receive an additional 33.33 shares of common stock upon conversion, as the market value of the stock was $0.015 at issuance.

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

                                      F-13

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series D preferred stock are entitled to receive out of the assets of the Company the sum of all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final payment or distribution, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series D preferred stock as to such payment or distribution.

Series F:

In April 2003, management authorized the Company to raise up to $550,000 through a private placement by issuing 10% two-year convertible preferred instruments. The preferred, designated as Series F, and provided for one million shares in total and can be convertible into shares of Water Chef's common stock at such time as the stockholders of the corporation approve an increase in the authorized capital stock of the corporation, which occurred on June 4, 2004. All dividends are cumulative and are payable in shares of the Company's common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier. The conversion rate for shares and accrued dividends payable is 40 shares of common for each share of preferred stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation.

Although there was a discount upon the issuance of all of the Series F preferred stock in accordance with EITF 98-5, a security is not yet convertible if certain contingencies exist which are dependent upon the occurrence of a future event outside the control of the security holder. In this case, the shares can only be converted into common stock after the stockholders of the Company approve an increase in the authorized capital stock of the corporation. In accordance with EITF 98-5, any beneficial conversion (discount) feature is measured at the commitment date, but will not be recognized as an adjustment to earnings until the contingency is resolved, (the date the increase in shares are approved). In June 2004, the Company voted and approved a proposal to amend the Certificate of Incorporation to increase the Company's authorized capital stock from 100,000,000 to 200,000,000 shares, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock. During June 2004, the Company recorded the deferred contingent beneficial conversion adjustment of $2,072,296 as a deemed dividend since the contingency was resolved.

In connection with Series F Preferred Stock conversions, the Company recorded dividends of $66,436 and $41,915 for each of the years ended December 31, 2005 and 2004, respectively.

10. STOCK OPTION, STOCK APPRECIATION RIGHTS AND WARRANT GRANT PLAN

The Company's president and director were issued 6,000,000 options to purchase common stock of the Company in January 2004. The total options granted may be converted to common stock at an exercise price of $0.25 and expire in five years. Those options were converted to stock appreciation rights [the "Conversion"] in November 2004. The Conversion consisted of 5,000,000 stock appreciation rights granted to the President which vest over 5 years and 1,000,000 stock appreciation rights granted to the director which vest over 2 years.

In March 1997, the Company, in connection with Bridge Loans for $375,000 issued warrants to purchase 2,500,001 shares of common stock at $.15 per share. These warrants had a life of five years and were to have expired in March 2002. In the year ended December 31, 2000, a total of 333,334 common shares were issued upon the exercise of a like number of warrants, for net proceeds of $50,000. Of the remaining 2,166,667 un-exercised warrants at March 2002, a total of 1,666,667 warrants had their lives extended for an additional two years until March 2004 and then later for another twelve months until March 2005. The remaining balance of 500,000 warrants was not extended, and accordingly they have expired. The extension of the exercise date was part of a settlement that the Company had reached with certain debenture holders that had brought a legal action against the Company. In June 2005, the Company extended for the second time the life of the warrants for one year. The Company recorded an additional charge of $74,700, which has been included in the statements of operations.

The fair value of each stock option, or warrant granted, is estimated on the date of grant using the Black-Scholes option-pricing model. During the year ended December 31, 2005, the Company granted 433,00 warrants in connection with the Convertible Promissory Note [Note 6]. The Company did not grant, nor issue any options in the year ended December 31, 2005. The Company did not grant, nor issue, options or warrants in the year ended December 31, 2004.

The following tables illustrate the Company's warrant issuances and balances outstanding as of, and during the years ended December 31, 2005 and 2004:

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


                                   Shares Underlying   Weighted Average
                                        Warrants        Exercise Price
                                   -----------------   ----------------
Outstanding at December 31, 2003       1,166,667            $ 0.15
   Granted                                     -                 -
   Expired                                     -                 -
   Exercised                                   -                 -
                                   -----------------    ---------------
Outstanding at December 31, 2004       1,666,667            $ 0.15
   Granted                               433,000              0.14
   Expired                                     -                 -
   Exercised                                   -                 -
                                   -----------------    ---------------
Outstanding at December 31, 2005       2,099,667            $ 0.15
                                   =================    ===============

The following is additional information with respect to the Company's warrants as of December 31, 2005:



              WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
 -----------------------------------------------   -----------------------------
                            Weighted
                             Average    Weighted
             Number of     Remaining     Average    Number of      Weighted
 Exercise  Outstanding    Contractual   Exercise   Exercisable      Average
  Price      Warrants        Life        Price      Warrants     Exercise Price
---------  ------------   ------------   -------  ------------   --------------
  $ 0.15     2,099,667     10 Months      $ 0.15     2,099,667        $ 0.15
=========  ============   ============   =======  ============    ============


11. LEASES

The Company's lease for its administrative facilities located in Glen Head, New York is on a month to month basis.

Rent expense, for the years ended December 31, 2005 and 2004 was $30,189 and $29,246, respectively.

12. LITIGATION

In the normal course of business, the Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company currently is not involved in any legal proceedings which are not in the ordinary course of business.

13. INCOME TAXES

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

For the year ended December 31, 2005 and 2004, no provision for income taxes has been provided for, as a result of continued net operating losses. The Company is subject to certain state and local taxes based on capital. The state and local taxes based on capital were immaterial for each of the years ended December 31, 2005 and 2004.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


The effective tax rate differs from the statutory rate of 34% due to the increase of the valuation allowance.

The Company has net operating loss carry-forwards for federal income tax purposes totaling approximately $17,822,000 at December 31, 2005. These carry-forwards expire between the years 2009 through 2025. Utilization of these loss carry-forwards may be limited under Internal Revenue Code Section 382. The deferred tax asset arising from the net operating loss carry-forwards has been offset by a corresponding valuation allowance.

The valuation allowance relates to the federal and state net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of $6,950,000 is provided. The valuation allowance increased approximately $50,000 during 2005 related to increased net operating losses.

14. MAJOR CUSTOMERS

Sales for the years ended December 31, 2005 and 2004 were $260,000 and $56,290, respectively. During the year ended December 31, 2005, the Company recognized the sale of five PureSafe Water Station Systems. Four of these were purchased for use in Ecuador and the fifth system was purchased by a humanitarian buyer to be used as part of the tsunami relief effort in Sri Lanka. In addition, Water Chef received deposits totaling $115,000 during 2005 for relief effort systems that will be shipped in 2006.

15. COMMITMENTS AND CONTINGENCIES

In January 1, 2004, the Company entered into a 5 year employment agreement with its Chief Executive Officer ("Employee"). The Company agreed to pay to the Employee for the services to be rendered a base salary at an annual rate of three hundred and fifty thousand dollars. The Company granted to its employee a five-year option for 5,000,000 shares of the Company's outstanding common stock for an option price of $.25 per share. The option will vest in fifty equal, consecutive monthly increments of 100,000 shares each on the first day of each month beginning with January of 2004 and ending with February of 2008. Those options were converted to stock appreciation rights in November 2004. As of December 31, 2005, approximately $442,400 was owed and is included on the balance sheet as part of accrued compensation.

In March 9, 2004, the Company extended for two additional years the consulting agreement with a director. The Company agreed to increase his monthly payment to $10,000 per month. The Company also gave him the right to purchase one million shares of the Company's common stock at a price of $0.25 per share, such right to vest at the rate of 50% per year. Those options were converted to stock appreciation rights in November 2004. For each of the years ended December 31, 2005 and 2004, the Company has incurred a charge of $120,000, which has been included in the statement of operations as part of selling general and administrative costs. In addition, the director earned approximately $25,000 of director fees.

16. CREDIT RISK

The Company maintains its cash in accounts with major financial institutions in the United States. From time to time, these balances may exceed the amounts of insurance provided on such deposits. As of December 31, 2005, the Company has a credit risk exposure of approximately $153,700.

17. SUBSEQUENT EVENTS

On March 14, 2006, the shareholders of the Company approved an increase in the authorized capital stock of the Company from 200 million shares to 350 million shares, comprised of 340 million shares of common stock and 10 million shares of preferred stock.