Form 10QSB
period 2006-03-31
WATER CHEF INC
filed 2006-05-10
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                    -----   -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                          OUTSTANDING AS OF MAY 3, 2006


CLASS                                                                 Common
-----                                                                 ------
Par value $0.001 per share                                         190,508,267

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                              -----   -----

                                WATER CHEF, INC.



                                    INDEX


PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  2
       At March 31, 2006

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       3
       For the Three Months Ended March 31, 2006 and 2005
       For the Period January 1, 2002 to March 31, 2006

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)         4-5
       For the Three Months Ended March 31, 2006

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       6
       For the Three Months Ended March 31, 2006 and 2005
       For the Period January 1, 2002 to March 31, 2006

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                7 - 9

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION                                             10 - 11

   ITEM 3 - CONTROLS AND PROCEDURES                                    11 - 12

PART II - OTHER INFORMATION:

   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE
              OF PROCEEDS                                                 12

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

   ITEM 6 - EXHIBITS                                                      12

SIGNATURE                                                                 13

CERTIFICATIONS



                                 WATER CHEF, INC.
             (A Development-Stage Company Commencing January 1, 2002)
                              CONDENSED BALANCE SHEET
                                 AT MARCH 31, 2006
                                    (UNAUDITED)



                                      ASSETS
                                      ------

CURRENT ASSETS:
        Cash                                                         $    196,921
        Prepaid expenses                                                   28,669
                                                                     ------------
             TOTAL CURRENT ASSETS                                         225,590

     OTHER ASSETS:
        Patents and trademarks - net                                       16,794
        Other assets                                                        3,162
                                                                     ------------
             TOTAL OTHER ASSETS                                            19,956
                                                                     ------------
             TOTAL ASSETS                                            $    245,546
                                                                     ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                     ----------------------------------------

CURRENT LIABILITIES:
        Accounts payable (including related party of $19,677)        $    201,304
        Accrued expenses and other current liabilities                    324,173
        Accrued compensation                                              537,417
        Accrued consulting and director fees                              550,333
        Notes payable (including accrued interest of $567,016)          1,226,274
        Convertible promissory note (including interest of $6,461)        208,374
        Fair-value of detachable warrants                                  35,200
        Fair-value of embedded conversion option                          261,200
        Accrued dividends payable                                         147,470
                                                                     ------------
             TOTAL CURRENT LIABILITIES                                  3,491,745

     LONG-TERM LIABILITIES:
        Loans payable to stockholder (including accrued interest
        of $135,056)                                                      507,837
                                                                     ------------
             TOTAL LIABILITIES                                          3,999,582
                                                                     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
     Preferred stock - $.001 par value; 10,000,000 shares
       authorized; 235,585 shares issued and outstanding,
       (liquidation preference $1,651,375)                                    236
     Common stock - $.001 par value; 340,000,000 shares
       authorized; 186,067,785 shares issued and 186,063,385
       shares outstanding                                                 186,068
     Additional paid-in capital                                        21,139,350
     Treasury stock, at cost - 4,400 shares of common stock                (5,768)
     Deficit accumulated through December 31, 2001                    (14,531,596)
     Deficit accumulated during development stage                     (10,542,326)
                                                                     ------------
             TOTAL STOCKHOLDERS' DEFICIENCY                            (3,754,036)
                                                                     ------------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $    245,546
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

                                            WATERCHEF, INC.
                       (A Development-Stage Company Commencing January 1, 2002)
                                  CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)



                                                    For the Three Months Ended
                                                            March 31,                For the Period
                                                    ------------------------------  January 1,2002 to
                                                        2006             2005        March 31, 2006
                                                    -------------    -------------    -------------
SALES                                               $     115,000    $     260,000    $     471,290
                                                    -------------    -------------    -------------


COST OF SALES                                              51,000             --            489,680

SELLING, GENERAL AND ADMINISTRATIVE -
  Including stock based compensation of $15,000
   and $18,000 for the three months ended March
   31, 2006 and 2005 and $792,390 for the period
   January 1, 2002 to March 31, 2006,
   respectively                                           284,971          347,979        4,382,558

NON-DILUTION AGREEMENT TERMINATION COST                      --               --          2,462,453

INTEREST EXPENSE - including interest expense
  to a related party of $5,967 and $5,967 for the
  three months ended March 31, 2006 and 2005 and
  $101,439 for the period January 1, 2002 through
  March 31, 2006                                          155,800           37,557          881,808

FINANCING COSTS - EXTENSION OF WARRANTS                      --               --             74,700

LOSS ON SETTLEMENT OF DEBT                                   --               --          2,614,017

STOCK APPRECIATION RIGHTS - REDUCTION IN VALUE               --           (121,340)            --

CHANGE IN FAIR VALUE OF WARRANTS AND EMBEDDED
  CONVERSION OPTION                                       114,200             --            108,400
                                                    -------------    -------------    -------------
                                                          605,971          264,196       11,013,616
                                                    -------------    -------------    -------------
NET LOSS                                                 (490,971)          (4,196)     (10,542,326)
                                                    -------------    -------------    -------------
DEEMED DIVIDEND ON PREFERRED STOCK                           --               --         (2,072,296)

PREFERRED STOCK DIVIDENDS                                    --            (43,885)        (466,666)
                                                    -------------    -------------    -------------
                                                             --            (43,885)      (2,538,962)
                                                    -------------    -------------    -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $    (490,971)   $     (48,081)   $ (13,081,288)
                                                    =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE             $       (0.00)   $       (0.00)
                                                    =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                   182,431,046      157,097,654
                                                    =============    =============


                             See notes to condensed financial statements.

                                               WATER CHEF, INC.
                           (A Development Stage Company Commencing January 1, 2002)
                               CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                  (UNAUDITED)



                                                Preferred Stock              Common Stock          Additional
                                           -------------------------   -------------------------     Paid-in
                                              Shares        Amount        Shares        Amount       Capital
                                           -----------   -----------   -----------   -----------   -----------
BALANCE - JANUARY 1, 2006                      235,585   $       236   181,779,000   $   181,779   $20,830,154

Proceeds from sale of common stock
 ($0.07 per share) March 21, 2006                 --            --       3,600,000         3,600       246,400

Common stock issued for services
 ($0.06 per share) March 21, 2006                 --            --         250,000           250        14,750

Common stock issued in repayment of debt
 ($0.11 per share) February 13, 2006              --            --         438,785           439        48,046

Net loss                                          --            --            --            --            --
                                           -----------   -----------   -----------   -----------   -----------
BALANCE - MARCH 31, 2006                       235,585   $       236   186,067,785   $   186,068   $21,139,350
                                           ===========   ===========   ===========   ===========   ===========


                                  See notes to condensed financial statements

                                            WATER CHEF, INC.
                        (A Development Stage Company Commencing January 1, 2002)
                            CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                               (UNAUDITED)
                                               (Continued)



                                                             Deficit         Deficit
                                                           Accumulated     Accumulated
                                                             Through          During           Total
                                             Treasury        December      Development     Stockholders'
                                              Stock          31, 2001         Stage         Deficiency
                                           ------------    ------------    ------------    ------------
BALANCE - JANUARY 1, 2006                  $     (5,768)   $(14,531,596)   $(10,051,355)   $ (3,576,550)

Proceeds from sale of common stock
 ($0.07 per share) March 21, 2006                  --              --              --           250,000

Common stock issued for services
 ($0.06 per share) March 21, 2006                  --              --              --            15,000

Common stock issued in repayment of debt
 ($0.11 per share) February 13, 2006               --              --              --            48,485

Net loss                                           --              --          (490,971)       (490,971)
                                           ------------    ------------    ------------    ------------
BALANCE - March 31, 2006                   $     (5,768)   $(14,531,596)   $(10,542,326)   $ (3,754,036)
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

                                        WATER CHEF, INC.
                    (A Development-Stage Company Commencing January 1, 2002)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)



                                                    For the Three Months Ended   For the Period
                                                            March 31,            January 1, 2002
                                                   ----------------------------   (Inception) to
                                                       2006            2005       March 31, 2006
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (490,971)   $     (4,196)   $(10,542,326)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Amortization of patents                               463             463           7,879
      Interest expense - deferred financing               4,687            --             7,500
      Stock-based compensation                           15,000          18,000         792,390
      Accretion of debt discount                        112,800            --           188,000
      Change in fair value of warrants and
        embedded conversion option                      114,200            --           108,400
      Loss on settlement of debt                           --              --         2,614,017
      Non-dilution agreement termination cost              --              --         2,462,453
      Inventory reserve                                    --              --           159,250
      Write-off of stock subscription receivable           --              --            21,800
      Financing cost - warrant extension                   --              --            74,700
  Changes in assets and liabilities:
    Accounts receivable                                    --          (125,000)           --
    Inventory                                            30,000            --              --
    Prepaid expenses                                     (5,705)         10,613          27,831
    Accounts payable, accrued expenses, accrued
      dividends, accrued compensation, accrued
      Consulting and director fees, and
      other current liabilities                         (69,546)         24,016       1,402,593
                                                   ------------    ------------    ------------
      NET CASH USED IN OPERATING ACTIVITIES            (289,072)        (76,104)     (2,675,513)
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction in stock subscription receivable               --            20,000          65,700
  Proceeds from sale of preferred stock                    --              --         1,130,127
  Proceeds from sale of common stock                    250,000          10,000       1,222,560
  Proceeds from sale of common stock
    to be issued                                           --              --           200,000
  Deferred financing costs                                 --              --            (7,500)
  Proceeds from convertible promissory note                --              --           250,000
  Repayment of notes payable                             (8,602)           --           (23,964)
                                                   ------------    ------------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES         241,398          30,000       2,836,923
                                                   ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH                         (47,674)        (46,104)        161,410

CASH AT BEGINNING OF PERIOD                             244,595          81,732          35,511
                                                   ------------    ------------    ------------
CASH AT END OF PERIOD                              $    196,921    $     35,628    $    196,921
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Compensation satisfied by issuance of
    common stock                                   $       --      $       --      $     55,250
                                                   ============    ============    ============
  Common stock issued for settlement of debt
    and accrued interest                           $     48,485    $       --      $  5,763,206
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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICES

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

The operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on March 22, 2006, for the year ended December 31, 2005.

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

REVENUE RECOGNITION
The Company recognizes its revenue when products are shipped and or title passes and collection is reasonably assured.

STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.

No table has been disclosed for the period ended March 31, 2005 to illustrate the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Since no options were granted during the respective period net loss and pro forma net loss are identical. The Company has granted no employee options during the three months ended March 31, 2006 and 2005.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $25,070,000 and has a working capital deficiency of approximately $3,266,000 at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - RECENT ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management is evaluating if this Statement will have a significant impact on the financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, which amends FASB Statement No.
140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that the adoption of this Statement will not have a significant impact on its financial statements.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

In November 2005, the Company entered into a Convertible Promissory Note agreement for $250,000 which included 430,000 warrants, which are exercisable at $0.14 per share and have a life of three years. The warrants carry a cashless exercise provision. The Convertible Promissory Note bears interest at a rate of 8% per annum and matured in March 2006.

The note included certain conversion features as follows:

o convertible at any time after the maturity date, at the option of the holder,
o convertible at 85% of the average of the three 3 lowest closing bid prices for the common stock, for the ten trading days ending on the trading day immediately before the conversion date.

The Convertible Promissory Note agreement required the Company to file a registration statement no later than sixty business days from the date of the agreement and no less than the amount of subscribed shares, and to cause the registration statement relating to the registrable securities to become effective the earlier of five business days after notice from the Securities and Exchange Commission that the registration statement may be declared effective, or (b) one hundred twenty days.

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

The gross proceeds of $250,000 were recorded net of a discount of $188,000. The debt discount consisted of $47,200 related to the warrants and $140,800 related to the embedded conversion option. The warrants and the embedded conversion option were accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 05-4, view A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument." Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. Due to the fact that the registration statement became effective on January 30, 2006, the value of the registration rights was deemed to be de minimis. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the period ended March 31, 2006, the Company reflected a loss of $114,200 representing the change in the value of the warrants and conversion option. The Company charged to interest expense $112,800 for the remaining debt discount.

During the period ended March 31, 2006, the Company issued 438,750 shares of common stock for the partial settlement of $48,087 of the debt and $398 of accrued interest.

This Convertible Promissory Note is secured by 4,000,000 shares held by an officer of the Company.

Subsequent to March 31, 2006, the Company issued 2,573,762 shares of common stock for the settlement of the remaining $201,913 principal and accrued interest of $6,064.


NOTE 6 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of options, warrants and conversion of preferred stock for the three months ended March 31, 2006 and 2005 were 11,270,107 and 31,325,702, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases its administrative facilities, located in Glen Head, New York on a month-to-month basis.

NOTE 8 - COMMON STOCK ISSUED

Cash
----

During the three months ended March 31, 2006, the Company raised $250,000 through the sale of 3,600,000 shares of common stock.

Services
--------

During the three months ended March 31, 2006, the Company issued 250,000 shares of common stock for services for a value of $15,000.

Debt
----

During the three months ended March 31, 2006, the Company issued 438,785 shares of common stock to pay-down $48,485 of its debt and accrued interest.


NOTE 9- MAJOR CUSTOMERS/CREDIT RISK

During the three months ended March 31, 2006, the Company sold two units to one customer and recognized revenues of $115,000. During the three month period ended March 31, 2005, the Company sold five units to two customers and recognized revenues of $260,000.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

NOTE 10- SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company converted 46,868 shares of Convertible Series F Preferred Stock to 1,866,720 shares of common stock.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Financial Statements and related Footnotes.

Forward-Looking Statements
--------------------------
This quarterly report on Form 10-QSB contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission ("SEC"). Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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

Results of Operations
---------------------
Revenue for the three months ended March 31, 2006 and 2005 were $115,000 and $260,000 respectively. During the three months ended March 31, 2006, the Company recognized the sale of two PureSafe Water Station Systems

Cost of sales for the three month period ended March 31, 2006 and 2005 were $51,000 and $0, respectively. An analysis of the components of cost of sales in the 2006 and 2005 periods follows:



   Cost of Sales                Product       Rent and Overhead
      Period                      CGS       Payments to Manufacturer      Total

For the three months ended
 March 31, 2006                 $ 30,000           $ 21,000             $ 51,000

For the three months ended
 March 31, 2005                 $   --             $   --               $   --


Selling, general and administrative expenses for the three months ended March 31, 2006 were $284,971, compared to $347,979 for the three months ended March 31, 2005, a decrease of 18%.

The net loss for the three months ended March 31, 2006 was $490,971 compared to $4,196 in the same period ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------
At March 31, 2006, the Company had a working capital deficiency of approximately $3,266,000. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $25,070,000. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Standards
---------------------------

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statement ("SFAS") No. 155, which is an amendment of SFAS No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management is evaluating if this Statement will have an impact on the financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, which amends FASB Statement No.
140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that the adoption of this Statement will not have a significant impact on its financial statements.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures
-------------------------------------------------

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the financial reporting. Management has mitigated these factors by hiring an outside accountant/bookkeeper to review and compile the financial statements on a quarterly and annual basis.

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

Changes in Internal Controls
----------------------------

Management has evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2006. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the quarter ended March 31, 2006 that have materially affected or that are reasonably likely to affect the internal controls.

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












                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2006, the Company raised $250,000 through the sale of 3,600,000 shares of common stock.

During the three months ended March 31, 2006, the Company issued 250,000 shares of common stock for services for a value of $15,000.

During the three months ended March 31, 2006, the Company issued 438,785 shares of common stock to pay-down $48,485 of its debt and accrued interest.

The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. These shares were offered to less than 35 "non-accredited" investors and were purchased for investment purposes with no view to resale.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) On March 14, 2006, the Company held its annual meeting in Saugus, Massachusetts;

     b) The following Directors were elected based upon the following tabulations of votes:

                                            FOR                   WITHHELD
                                          --------                --------
              David A. Conway            142,097,415              1,086,957
              John J. Clarke             142,410,479                744,993
              Marshall S. Sterman        142,119,887              1,039,485

          The second order of business was to consider and vote upon a proposal to amend the Company's Restated Certificate of Incorporation to increase the authorized capital stock of the Company from 200,000,000 shares to 350,000,000 shares, consisting of 340,000,000 shares of common stock and 10,000,000 shares of preferred stock, which passed based upon the following tabulations of votes.

                FOR                        AGAINST                WITHHELD
              --------                    --------                --------
             135,754,711                 7,328,926                 75,735

ITEM 6 - EXHIBITS

Exhibit No.         Description

31 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Water Chef, Inc.





                                            /s/  David A. Conway
Date  May 10, 2006                          -----------------------------------
                                                 David A. Conway
                                                 President, Chief Executive
                                                 Officer, and Chief Financial
                                                 Officer
                                                 (Principal Operating Officer)