Form 10QSB
period 2006-06-30
WATER CHEF INC
filed 2006-08-02
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission file number 1-09478

                                WATER CHEF, INC.
         --------------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes      No  X
                                    -----   -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                         OUTSTANDING AS OF July 28, 2006


           CLASS                                                     Common
           -----                                                     ------
Par value $0.001 per share                                         198,573,097

                                WATER CHEF, INC.



                                      INDEX


PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  3
       At June 30, 2006

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       4
       For the Three Months Ended June 30, 2006 and 2005
       For the Six Months Ended June 30, 2006 and 2005
       For the Period January 1, 2002 to June 30, 2006

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)          5-6
       For the Six Months Ended June 30, 2006

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       7
       For the Six Months Ended June 30, 2006 and 2005
       For the Period January 1, 2002 to June 30, 2006

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                  8-11

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN                  12-13
              OF OPERATION

   ITEM 3 - CONTROLS AND PROCEDURES                                       13-14

PART II - OTHER INFORMATION:

   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   14

   ITEM 6 - EXHIBITS


       SIGNATURE                                                          15

       CERTIFICATIONS

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)
                             CONDENSED BALANCE SHEET
                                AT JUNE 30, 2006
                                   (UNAUDITED)



                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                                             $    184,958
  Prepaid expenses                                                       20,570
                                                                   ------------
      TOTAL CURRENT ASSETS                                              205,528

OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $9,725                                               16,330
  Other assets                                                            3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 19,492
                                                                   ------------
      TOTAL ASSETS                                                 $    225,020
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including related party payable of $13,561)    $    170,027
  Accrued expenses and other current liabilities                        194,690
  Accrued compensation                                                  532,417
  Accrued consulting and director fees                                  475,333
  Notes payable (including accrued interest of $288,270)                940,168
  Accrued dividends payable                                             189,871
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       2,502,506

LONG-TERM LIABILITIES:
  Loans payable to stockholder (including accrued interest
    of $141,023)                                                        513,804
                                                                   ------------
      TOTAL LIABILITIES                                               3,016,310
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock - $.001 par value; 10,000,000 shares
 authorized; 188,917 shares  issued and outstanding,
  (liquidation preference $2,159,500)                                       189
Common stock - $.001 par value; 340,000,000 shares
  authorized; 198,577,497 shares issued and 198,573,097
  shares outstanding                                                    198,577
Additional paid-in capital                                           23,098,064
Treasury stock, at cost - 4,400 shares of common stock                   (5,768)
Deficit accumulated through December 31, 2001                       (14,531,596)
Deficit accumulated during development stage                        (11,550,756)
                                                                   ------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                   (2,791,290)
                                                                   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $    225,020
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



                                                          WATER CHEF, INC.
                                      (A Development-Stage Company Commencing January 1, 2002)
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)



                                                    For the Three Months Ended         For the Six Months Ended      For the Period
                                                             June 30,                           June 30,             January 1,2002
                                                  ------------------------------   ------------------------------      to June 30,
                                                      2006             2005             2006             2005             2006
                                                  -------------    -------------    -------------    -------------    -------------
SALES                                             $        --      $        --      $     115,000    $     260,000    $     471,290
                                                  -------------    -------------    -------------    -------------    -------------

COST OF SALES                                            21,000           21,000           72,000           21,000          510,680

SELLING, GENERAL AND ADMINISTRATIVE -
  including stock based compensation of
   $727,700, and $0 for the three months ended
   June 30, 2006 and 2005 and $767,699 and
   $18,000 for the six months ended
   June 30, 2006 and 2005, and $1,545,089
   for the period January 1, 2002 to
   June 30, 2006, respectively                          878,966          297,227        1,163,937          645,206        5,261,524

NON-DILUTION AGREEMENT TERMINATION COST                    --               --               --               --          2,462,453

INTEREST EXPENSE (Including interest expense to
   related party of $5,967 and $11,934 for the
   three and six months ended June 30, 2006
   and 2005, respectively and $107,406 for the
   period January 1, 2002 to June 30, 2006               36,064           37,557          191,864           75,114          917,872

FINANCING COST - EXTENSION OF WARRANTS                     --             74,700             --             74,700           74,700

LOSS ON SETTLEMENT OF DEBT                                 --               --               --               --          2,614,017

STOCK APPRECIATION RIGHTS - REDUCTION IN VALUE             --               --               --           (121,340)            --

CHANGE IN FAIR VALUE OF WARRANTS AND EMBEDDED
  CONVERSION OPTION                                      72,400             --            186,600             --            180,800

                                                  -------------    -------------    -------------    -------------    -------------
                                                      1,008,430          430,484        1,614,401          694,680       12,022,046
                                                  -------------    -------------    -------------    -------------    -------------
NET LOSS                                             (1,008,430)        (430,484)      (1,499,401)        (434,680)     (11,550,756)
                                                  -------------    -------------    -------------    -------------    -------------

DEEMED DIVIDEND ON PREFERRED STOCK                         --               --               --               --         (2,072,296)

PREFERRED STOCK DIVIDENDS                               (42,401)         (42,758)         (42,401)         (86,643)        (509,067)
                                                  -------------    -------------    -------------    -------------    -------------
                                                        (42,401)         (42,758)         (42,401)         (86,643)      (2,581,363)
                                                  -------------    -------------    -------------    -------------    -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $  (1,050,831)   $    (473,242)   $  (1,541,802)   $    (521,323)   $ (14,132,119)
                                                  =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE           $       (0.01)   $       (0.00)   $       (0.01)   $       (0.05)
                                                  =============    =============    =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                 193,303,682      160,077,510      187,869,690      158,595,814
                                                  =============    =============    =============    =============


                                            See notes to condensed financial statements.

                                                                  4



                                                       WATER CHEF, INC.
                                   (A Development Stage Company Commencing January 1, 2002)
                                        CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                          (UNAUDITED)



                                                        Preferred Stock                  Common Stock               Additional
                                                  ----------------------------    ---------------------------         Paid-in
                                                     Shares          Amount          Shares         Amount         Capital
                                                  ------------    ------------    ------------   ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2006
   BALANCE - JANUARY 1, 2006                           235,585    $        236     181,779,000   $    181,779   $ 20,830,154

Proceeds from sale of common stock
  ($0.07 per share) March 21, 2006                        --              --         3,600,000          3,600        246,400
  ($0.08 - $0.10 per share) May 8, 2006                   --              --         3,769,230          3,769        276,231
  ($0.10 per share) June 28, 2006                         --              --           100,000            100          9,900

Common stock issued for services
  ($0.06 per share) March 21, 2006                        --              --           250,000            250         14,750
  ($0.05 per share) May 8, 2006                           --              --           450,000            450         22,050
  ($0.15 per share) June 6, 2006                          --              --           166,666            166         24,833

Common stock issued in repayment of debt
  ($0.11 per share) February 13, 2006                     --              --           438,785            439         48,046
  ($0.08 per share) April 3, 2006                         --              --           614,131            614         50,790
  ($0.08 per share) April 6, 2006                         --              --         1,959,631          1,960        154,614
  ($0.10 - $0.15 per share) June 6, 2006                  --              --         3,583,334          3,583        390,517

Preferred stock converted to common stock
   during the quarter ended June 30, 2006              (46,668)            (47)      1,866,720          1,867         (1,820)

Reclassification of derivative liabilities upon
   conversion of debt                                     --              --              --             --          368,800

4,000,000 Warrants granted, May 18, 2006                  --              --              --             --          464,000

2,500,000 Warrants granted, May 24, 2006                  --              --              --             --          241,200

Preferred stock dividend                                  --              --              --             --          (42,401)

Net loss                                                  --              --              --             --             --
                                                  ------------    ------------    ------------   ------------   ------------
BALANCE - JUNE 30, 2006                                188,917    $        189     198,577,497   $    198,577   $ 23,098,064
                                                  ============    ============    ============   ============   ============


                                         See notes to condensed financial statements.

                                                               5



                                              WATER CHEF, INC.
                          (A Development Stage Company Commencing January 1, 2002)
                               CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                 (UNAUDITED)
                                                 (Continued)



                                                                 Deficit         Deficit
                                                               Accumulated      Accumulated
                                                 Treasury        Through          During          Total
                                                   Stock         December       Development    Stockholders'
                                                 -at cost        31, 2001          Stage        Deficiency
                                               ------------    ------------    ------------    ------------

FOR THE SIX MONTHS ENDED JUNE 30, 2006
   BALANCE - JANUARY 1, 2006                   $     (5,768)   $(14,531,596)   $(10,051,355)   $ (3,576,550)

Proceeds from sale of common stock
  ($0.07 per share) March 21, 2006                     --             --              --            250,000
  ($0.08 - $0.10 per share) May 8, 2006                --             --              --            280,000
  ($0.10 per share) June 28, 2006                      --             --              --             10,000

Common stock issued for services
  ($0.06 per share) March 21, 2006                     --             --              --             15,000
  ($0.05 per share) May 8, 2006                        --             --              --             22,500
  ($0.15 per share) June 6, 2006                       --             --              --             24,999

Common stock issued in repayment of debt
  ($0.11 per share) February 13, 2006                  --             --              --             48,485
  ($0.08 per share) April 3, 2006                      --             --              --             51,404
  ($0.08 per share) April 6, 2006                      --             --              --            156,574
  ($0.10 - $0.15 per share) June 6, 2006               --             --              --            394,100

Preferred stock converted to common stock
   during the quarter ended June 30, 2006              --             --              --               --

Reclassification of derivative liabilities upon
   conversion of debt                                  --             --              --            368,800

4,000,000 Warrants granted, May 18, 2006               --              --              --           464,000

2,500,000 Warrants granted, May 24, 2006               --              --              --           241,200


Preferred stock dividend                               --             --              --            (42,401)

Net loss                                               --             --         (1,499,401)     (1,499,401)
                                               ------------    ------------    ------------    ------------
BALANCE - JUNE 30, 2006                        $     (5,768)   $(14,531,596)   $(11,550,756)   $ (2,791,290)
                                               ============    ============    ============    ============


                                See notes to condensed financial statements.

                                                     6



                                       WATER CHEF, INC.
                   (A Development-Stage Company Commencing January 1, 2002)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)



                                                    For the Six Months Ended   For the Period
                                                             June 30,          January 1, 2002
                                                   --------------------------        to
                                                      2006           2005       June 30, 2006
                                                   -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(1,499,401)   $  (434,680)  $(11,550,756)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Amortization of patents                              927            927          8,343
      Interest expense - deferred financing              4,687           --            7,500
      Stock-based compensation                         767,699         18,000      1,545,089
      Accretion of debt discount                       112,800           --          188,000
      Change in fair value of warrants and
        embedded conversion option                     186,600           --          180,800
      Loss on settlement of debt                          --             --        2,614,017
      Non-dilution agreement termination cost             --             --        2,462,453
      Inventory reserve                                   --             --          159,250
      Write-off of stock subscription receivable          --             --           21,800
      Financing cost - warrant extension                  --           74,700         74,700
  Changes in assets and liabilities:
    Inventory                                           30,000        (30,000)          --
    Prepaid expenses                                     2,394          6,819         35,930
    Accounts payable, accrued expenses and
     other current liabilities, accrued
     compensation, accrued consulting and
     director fees accrued dividends and
     customer deposits                                (189,381)       213,494      1,282,758
                                                   -----------    -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES           (583,675)      (150,740)    (2,970,116)
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscription receivable                           --           20,000         65,700
  Proceeds from sale of preferred stock                   --             --        1,130,127
  Proceeds from sale of common stock                   540,000         50,000      1,512,560
  Proceeds from sale of common stock
    to be issued                                          --             --          200,000
  Deferred financing costs                                --             --           (7,500)
  Proceeds from convertible promissory note               --             --          250,000
  Repayment of notes payable                           (15,962)          --          (31,324)
                                                   -----------    -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        524,038         70,000      3,119,563
                                                   -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH                        (59,637)       (80,740)       149,447

CASH AT BEGINNING OF PERIOD                            244,595         81,732         35,511
                                                   -----------    -----------    -----------
CASH AT END OF PERIOD                              $   184,958    $       992    $   184,958
                                                   ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

  Compensation satisfied by issuance of
    common stock                                          --            --            55,250
                                                   ===========    ===========    ===========

  Common stock issued for settlement of debt
    and accrued interest                           $   650,563    $     --       $ 6,364,284
                                                   ===========    ===========    ===========


                         See notes to condensed financial statements.

                                              7

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

The operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on March 22, 2006, for the year ended December 31, 2005.

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

STOCK BASED COMPENSATION
Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principles Board, APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

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

The Company adopted SFAS No. 123R, "Share Based Payment," using the modified -prospective-transition method, no table has been disclosed for the period ended June 30, 2005 to illustrate the effect on the net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Since no options were granted during the respective period net loss and pro forma net loss are identical. The Company has granted no employee options during the six months ended June 30, 2005.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $26,082,000 and has a working capital deficiency of approximately $2,297,000 at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

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

The gross proceeds of $250,000 were recorded net of a discount of $188,000. The debt discount consisted of $47,200 related to the warrants and $140,800 related to the embedded conversion option. The warrants and the embedded conversion option were accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 05-4, View A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument." Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. Due to the fact that the registration statement became effective on January 30, 2006, the value

                                WATER CHEF, INC.
         (A Development Stage Company Commencing January 1, 2002) NOTES
                        TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONVERTIBLE PROMISSORY NOTES (continued)

of the registration rights was deemed to be de minimis. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the period ended June 30, 2006, the Company reflected a loss of $186,600 representing the change in the value of the warrants and conversion option. During the six months ended June 30, 2006, the Company charged to interest expense $112,800 for the remaining debt discount.

During the six months ended June 30, 2006, the Company issued 3,012,547 shares of common stock for the settlement of the debt and accrued interest. As a result of the conversion the Company recorded a reclass to equity of $368,800 for the derivative liabilities.

This Convertible Promissory Note was secured by 4,000,000 shares held by an officer of the Company. At the date of conversion the officer was released from the security interest.

NOTE 6 - NET LOSS PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock for the six months ended June 30, 2006 and 2005 were 8,666,720 and 30,638,912, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases its administrative facilities, located in Glen Head, New York, on a month-to-month basis.

Consulting Agreement
--------------------

On May 18, 2006, the Company entered into an agreement with a consultant for services. The agreement provides consideration of $6,000 per month. The term of the agreement is on a month to month basis. In addition the Company granted 4,000,000 warrants. The warrants fully vested on the date of the grant, have a life of 3 years and are exercisable at $0.10 per share.

NOTE 8 - COMMON STOCK ISSUED

Cash
----

During the six months ended June 30, 2006, the Company raised $540,000 through the sale of 7,469,230 shares of common stock.

Services
--------

During the six months ended June 30, 2006, the Company issued 866,666 shares of common stock for services for a value of $62,499.

On May 18, 2006, the Company granted 4,000,000 warrants to a consultant for services. The warrants fully vested on the date of the grant, have a life of 3 years and are excercisable at $0.10 per share. The Company incurred a stock based compensation charge of $464,000.

On May 24, 2006, the Company granted 2,500,000 warrants to two directors for services. The warrants fully vested on the date of the grant, have a life of 3 years and are excercisable at $0.15 per share. The Company incurred a stock based compensation charge of $241,200.

Debt
----

During the six months ended June 30, 2006, the Company issued 6,595,881 shares of common stock for debt and accrued interest of $650,563.

Conversion of preferred stock into common stock
-----------------------------------------------

During the six months ended June 30, 2005, the Company issued to various parties 1,866,720 shares of common stock in connection with the conversion of 46,668 shares of preferred stock.

NOTE 9- MAJOR CUSTOMERS / CREDIT RISK

During the six months ended June 30, 2006, the Company sold two units to one customer and recognized revenues of $115,000. During the six month period ended June 30, 2005, the Company sold five units to two customers and recognized revenue of $260,000. The Company had no sales during each of the three months ended June 30, 2006 and 2005.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

NOTE 10- SUBSEQUENT EVENTS

On July 14, 2006, Funding Group, Inc. filed a complaint with the Supreme Court of the State of New York in New York County seeking damages due to an alleged breach of contract related to a loan made by the plaintiff to the Company. The Company believes the plaintiff's claims are without merit and is vigorously defending this action.

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

Results of Operations
---------------------
Revenue for the six months ended June 30, 2006 and 2005 was $115,000 and $260,000 respectively. During the six months ended June 30, 2006, the Company recognized the sale of two PureSafe Water Station Systems. Cost of sales for the six month period ended June 30, 2006 and 2005 were $72,000 and $21,000, respectively. An analysis of the components of cost of sales in the 2006 and 2005 periods follows:

Cost of Sales           Product       Rent and Overhead
   Period                CGS       Payments to Manufacturer       Total
-------------------    ---------   -------------------------    ---------

For the six months
ended June 30, 2006    $ 30,000           $  42,000             $ 72,000

For the six months
ended June 30, 2005    $  --              $  21,000             $ 21,000

Selling, general and administrative expenses for the six months ended June 30, 2006 were $1,163,937, compared to $645,206 for the six months ended June 30, 2005, an increase of $518,731 or 80%.

The net loss for the six months ended June 30, 2006 was $1,499,401 compared to $434,680 in the same period ended June 30, 2005.

Selling, general and administrative expenses for the three months ended June 30, 2006 were $878,966, compared to $297,227 for the three months ended June 30, 2005, an increase of $581,739 or 196%.

The net loss for the three months ended June 30, 2006 was $1,008,430 compared to $430,680 in the same period ended June 30, 2005.

In the second quarter 2006 the Company entered into a consulting agreement with a marketing professional and granted three year stock purchase warrants for four million shares of common stock at an exercise price of $0.10 per share. The Company incurred a stock-based compensation charge of $464,000 which was charged to operations during six months ended June 30, 2006.

In addition the Company granted three-year stock purchase warrants for 1,250,000 shares to each of two independent Directors. The warrants are exercisable at $0.15 per share. The fair value of the stock purchase warrants estimated on the date of grant using the Black-Scholes option pricing model is $.19 per share or $241,200.

The Company issued 866,666 shares of common stock for services provided primarily by our independent directors and the Chairman of our Scientific Advisory Board. The Company recorded a charge to operations during the six months ended June 30, 2006 of $62,499.

These non-cash charges aggregated $767,699 and represent 66% of the total selling, general and administrative expenses reported for the first six months of 2006. During the six months ended June 30, 2005, the stock based compensation charges incurred aggregated to $18,000.

Liquidity and Capital Resources
-------------------------------
At June 30, 2006, the Company had a working capital deficiency of approximately $2,297,000. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $26,082,000. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

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

Changes in Internal Controls
----------------------------

Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2006. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the quarter ended June 30, 2006 that have materially affected or that are reasonably likely to affect the internal controls.

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


                           PART 11 - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, the Company raised $540,000 through the sale of 7,469,230 shares of common stock.

During the six months ended June 30, 2006, the Company issued 866,666 shares of common stock for services for a value of $62,499.

During the six months ended June 30, 2006, the Company issued 6,595,881 shares of common stock to pay-down $650,563 of its debt and accrued interest.

On May 18, 2006, the Company granted 4,000,000 warrants to a consultant for services. The warrants fully vested on the date of the grant, have a life of 3 years and are excercisable at $0.10 per share. The Company incurred a stock based compensation charge of $464,000.

On May 24, 2006, the Company granted 2,500,000 warrants to two directors for services. The warrants fully vested on the date of the grant, have a life of 3 years and are excercisable at $0.15 per share. The Company incurred a stock based compensation charge of $241,200.

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

                                            Water Chef, Inc.





                                            /s/  David A. Conway
Date August 2, 2006                         -----------------------------------
                                                 David A. Conway
                                                 President, Chief Executive
                                                 Officer, and Chief Financial
                                                 Officer
                                                 (Principal Operating Officer)