Form 10QSB
period 2006-09-30
WATER CHEF INC
filed 2006-11-07
CIK 764839

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes      No  X
                                    -----   -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                         OUTSTANDING AS OF November 3, 2006


           CLASS                                                     Common
           -----                                                     ------
Par value $0.001 per share                                         198,977,497

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                WATER CHEF, INC.



                                      INDEX


PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  3
       At September 30, 2006

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       4
       For the Three Months Ended September 30, 2006 and 2005
       For the Nine Months Ended September 30, 2006 and 2005
       For the Period January 1, 2002 to September 30, 2006

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)          5-6
       For the Nine Months Ended September 30, 2006

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       7
       For the Nine Months Ended September 30, 2006 and 2005
       For the Period January 1, 2002 to September 30, 2006

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                  8-12

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN                  13
              OF OPERATION

   ITEM 3 - CONTROLS AND PROCEDURES                                       14

PART II - OTHER INFORMATION:

   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   16

   ITEM 5 - OTHER EVENTS                                                  16

   ITEM 6 - EXHIBITS                                                      17


       SIGNATURE                                                          18

       CERTIFICATIONS

                                        i



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)
                             CONDENSED BALANCE SHEET
                              AT SEPTEMBER 30, 2006
                                   (UNAUDITED)



                                     ASSETS
                                     ------


CURRENT ASSETS:
  Cash                                                             $     26,117
  Prepaid expenses                                                        5,988
                                                                   ------------
      TOTAL CURRENT ASSETS                                               32,105
                                                                   ------------

OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $10,188                                              15,867
  Other assets                                                            3,162
                                                                   ------------
      TOTAL OTHER ASSETS                                                 19,029
                                                                   ------------
      TOTAL ASSETS                                                 $     51,134
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                 $    187,316
  Accrued expenses and other current liabilities                        175,017
  Accrued compensation                                                  532,417
  Accrued consulting and director fees                                  421,833
  Notes payable (including accrued interest of $318,654)                970,552
  Accrued dividends payable                                             189,871
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       2,477,006

LONG-TERM LIABILITIES:
  Loans payable to stockholder (including accrued interest
    of $146,990)                                                        519,771
                                                                   ------------
      TOTAL LIABILITIES                                               2,996,777
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock - $.001 par value; 10,000,000
shares authorized; 188,917 shares issued and outstanding,
  (liquidation preference $2,159,500)                                       189
Common stock - $.001 par value; 340,000,000 shares
  authorized; 198,977,497 shares issued and 198,973,097
  shares outstanding                                                    198,977
Additional paid-in capital                                           23,125,664
Treasury stock, at cost - 4,400 shares of common stock                   (5,768)
Deficit accumulated through December 31, 2001                       (14,531,596)
Deficit accumulated during development stage                        (11,733,109)
                                                                   ------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                   (2,945,643)
                                                                   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $     51,134
                                                                   ============


                  See notes to condensed financial statements.

                                        3

--------------------------------------------------------------------------------
                                     Page 3


----------------------------------------------------------------------------------------------------------------------------------


                                                         WATER CHEF, INC.
                                     (A Development-Stage Company Commencing January 1, 2002)
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)



                                                    For the Three Months Ended        For the Nine Months Ended     For the Period
                                                          September 30,                      September 30,          January 1,2002
                                                  ------------------------------    ----------------------------    to September
                                                      2006             2005             2006           2005           30, 2006
                                                  -------------    -------------    -------------  -------------    -------------
SALES                                             $        --      $        --      $     115,000    $   260,000    $     471,290
                                                  -------------    -------------    -------------  -------------    -------------

COST OF SALES                                            21,000           21,000           93,000         42,000          531,680

SELLING, GENERAL AND ADMINISTRATIVE -
  including stock based compensation of
   $0, and $0 for the three months ended
   September 30, 2006 and 2005 and $767,699 and
   $18,000 for the nine months ended
   September 30, 2006 and 2005, and $1,545,089
   for the period January 1, 2002 to
   September 30, 2006, respectively                     118,335          275,299        1,282,272        920,505        5,379,859

NON-DILUTION AGREEMENT TERMINATION COST                    --               --               --             --          2,462,453

INTEREST EXPENSE (Including interest expense to
   related party of $5,967 and $17,901 for the
   three and nine months ended September 30, 2006
   and 2005, respectively and $113,373 for the
   period January 1, 2002 to September 30, 2006          43,018           37,182          234,882        112,296          960,890

FINANCING COST - EXTENSION OF WARRANTS                     --               --               --           74,700           74,700

LOSS ON SETTLEMENT OF DEBT                                 --               --               --             --          2,614,017

STOCK APPRECIATION RIGHTS - REDUCTION IN VALUE             --               --               --         (121,340)            --

CHANGE IN FAIR VALUE OF WARRANTS AND EMBEDDED
  CONVERSION OPTION                                        --              --             186,600           --            180,800

                                                  -------------    -------------    -------------  -------------    -------------
                                                        182,363          333,481        1,796,754      1,028,161       12,204,399
                                                  -------------    -------------    -------------  -------------    -------------
NET LOSS                                               (182,363)        (333,481)      (1,681,754)      (768,161)     (11,733,109)
                                                  -------------    -------------    -------------  -------------    -------------

DEEMED DIVIDEND ON PREFERRED STOCK                         --               --               --             --         (2,072,296)

PREFERRED STOCK DIVIDENDS                                  --            (34,909)         (42,401)      (121,552)        (509,067)
                                                  -------------    -------------    -------------  -------------    -------------
                                                           --            (34,909)         (42,401)      (121,552)      (2,581,363)
                                                  -------------    -------------    -------------  -------------    -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $    (182,363)   $    (368,390)   $  (1,724,155) $    (889,713)   $ (14,314,472)
                                                  =============    =============    =============  =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE           $       (0.00)   $       (0.00)   $       (0.01) $       (0.01)
                                                  =============    =============    =============  =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                 198,795,306      168,354,650      191,550,874    161,884,506
                                                  =============    =============    =============  =============


                                           See notes to condensed financial statements.

                                                                 4

----------------------------------------------------------------------------------------------------------------------------------
                                                              Page 4


----------------------------------------------------------------------------------------------------------------------------------



                                                     WATER CHEF, INC.
                                  (A Development Stage Company Commencing January 1, 2002)
                                       CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                         (UNAUDITED)



                                                        Preferred Stock                  Common Stock            Additional
                                                  ----------------------------    ---------------------------      Paid-in
                                                     Shares          Amount          Shares         Amount         Capital
                                                  ------------    ------------    ------------   ------------   ------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
   BALANCE - JANUARY 1, 2006                           235,585    $        236     181,779,000   $    181,779   $ 20,830,154

Proceeds from sale of common stock
  ($0.07 per share) March 21, 2006                        --              --         3,600,000          3,600        246,400
  ($0.08 - $0.10 per share) May 8, 2006                   --              --         3,769,230          3,769        276,231
  ($0.10 per share) June 28, 2006                         --              --           100,000            100          9,900
  ($0.07 per share) August 17, 2006                       --              --           400,000            400         27,600

Common stock issued for services
  ($0.06 per share) March 21, 2006                        --              --           250,000            250         14,750
  ($0.05 per share) May 8, 2006                           --              --           450,000            450         22,050
  ($0.15 per share) June 6, 2006                          --              --           166,666            166         24,833

Common stock issued in repayment of debt
  ($0.11 per share) February 13, 2006                     --              --           438,785            439         48,046
  ($0.08 per share) April 3, 2006                         --              --           614,131            614         50,790
  ($0.08 per share) April 6, 2006                         --              --         1,959,631          1,960        154,614
  ($0.10 - $0.15 per share) June 6, 2006                  --              --         3,583,334          3,583        390,517

Preferred stock converted to common stock
   during the quarter ended June 30, 2006              (46,668)            (47)      1,866,720          1,867         (1,820)

Reclassification of derivative liabilities upon
   conversion of debt                                     --              --              --             --          368,800

4,000,000 Warrants granted for services,
   May 18, 2006                                           --              --              --             --          464,000

2,500,000 Warrants granted for services,
   May 24, 2006                                           --              --              --             --          241,200

Preferred stock dividend                                  --              --              --             --          (42,401)

Net loss                                                  --              --              --             --             --
                                                  ------------    ------------    ------------   ------------   ------------
BALANCE - SEPTEMBER 30, 2006                           188,917    $        189     198,977,497   $    198,977   $ 23,125,664
                                                  ============    ============    ============   ============   ============


                                        See notes to condensed financial statements.

                                                              5

----------------------------------------------------------------------------------------------------------------------------
                                                           Page 5


------------------------------------------------------------------------------------------------------------



                                              WATER CHEF, INC.
                          (A Development Stage Company Commencing January 1, 2002)
                               CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                 (UNAUDITED)
                                                 (Continued)



                                                                 Deficit         Deficit
                                                               Accumulated      Accumulated
                                                 Treasury        Through          During          Total
                                                   Stock         December       Development    Stockholders'
                                                 -at cost        31, 2001          Stage        Deficiency
                                               ------------    ------------    ------------    ------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
   BALANCE - JANUARY 1, 2006                   $     (5,768)   $(14,531,596)   $(10,051,355)   $ (3,576,550)

Proceeds from sale of common stock
  ($0.07 per share) March 21, 2006                     --             --              --            250,000
  ($0.08 - $0.10 per share) May 8, 2006                --             --              --            280,000
  ($0.10 per share) June 28, 2006                      --             --              --             10,000
  ($0.07 per share) August 17, 2006                    --             --              --             28,000

Common stock issued for services
  ($0.06 per share) March 21, 2006                     --             --              --             15,000
  ($0.05 per share) May 8, 2006                        --             --              --             22,500
  ($0.15 per share) June 6, 2006                       --             --              --             24,999

Common stock issued in repayment of debt
  ($0.11 per share) February 13, 2006                  --             --              --             48,485
  ($0.08 per share) April 3, 2006                      --             --              --             51,404
  ($0.08 per share) April 6, 2006                      --             --              --            156,574
  ($0.10 - $0.15 per share) June 6, 2006               --             --              --            394,100

Preferred stock converted to common stock
   during the quarter ended June 30, 2006              --             --              --               --

Reclassification of derivative liabilities upon
   conversion of debt                                  --             --              --            368,800

4,000,000 Warrants granted for services, May 18, 2006  --              --              --           464,000

2,500,000 Warrants granted for services, May 24, 2006  --              --              --           241,200


Preferred stock dividend                               --             --              --            (42,401)

Net loss                                               --             --         (1,681,754)     (1,681,754)
                                               ------------    ------------    ------------    ------------
BALANCE - SEPTEMBER 30, 2006                   $     (5,768)   $(14,531,596)   $(11,733,109)   $ (2,945,643)
                                               ============    ============    ============    ============


                                See notes to condensed financial statements.

                                                     6

------------------------------------------------------------------------------------------------------------
                                                   Page 6



-----------------------------------------------------------------------------------------------


                                       WATER CHEF, INC.
                   (A Development-Stage Company Commencing January 1, 2002)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)



                                                    For the Nine Months Ended   For the Period
                                                         September 30,          January 1, 2002
                                                   --------------------------    to September
                                                      2006           2005          30, 2006
                                                   -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $(1,681,754)   $  (768,161)  $(11,733,109)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Amortization of patents                            1,390          1,390          8,806
      Interest expense - deferred financing              4,687           --            7,500
      Stock-based compensation                         767,699         18,000      1,545,089
      Accretion of debt discount                       112,800           --          188,000
      Change in fair value of warrants and
        embedded conversion option                     186,600           --          180,800
      Loss on settlement of debt                          --             --        2,614,017
      Non-dilution agreement termination cost             --             --        2,462,453
      Inventory reserve                                   --             --          159,250
      Write-off of stock subscription receivable          --             --           21,800
      Financing cost - warrant extension                  --           74,700         74,700
  Changes in assets and liabilities:
    Inventory                                           30,000        (30,000)          --
    Prepaid expenses                                    16,976          8,359         50,512
    Accounts payable, accrued expenses and
     other current liabilities, accrued
     compensation, accrued consulting and
     director fees accrued dividends and
     customer deposits                                (208,914)       341,863      1,263,225
                                                   -----------    -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES           (770,516)      (353,849)    (3,156,957)
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscription receivable                           --           20,000         65,700
  Proceeds from sale of preferred stock                   --             --        1,130,127
  Proceeds from sale of common stock                   568,000        255,000      1,540,560
  Proceeds from sale of common stock
    to be issued                                          --             --          200,000
  Deferred financing costs                                --             --           (7,500)
  Proceeds from convertible promissory note               --             --          250,000
  Repayment of notes payable                           (15,962)          --          (31,324)
                                                   -----------    -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        552,038        275,000      3,147,563
                                                   -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH                       (218,478)       (78,849)        (9,394)

CASH AT BEGINNING OF PERIOD                            244,595         81,732         35,511
                                                   -----------    -----------    -----------
CASH AT END OF PERIOD                              $    26,117    $     2,883    $    26,117
                                                   ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

  Compensation satisfied by issuance of
    common stock                                          --           40,000         55,250
                                                   ===========    ===========    ===========

  Common stock issued for settlement of debt
    and accrued interest                           $   650,563    $     --       $ 6,364,284
                                                   ===========    ===========    ===========
  Reclassification of derivative liabilities
    upon conversion of debt                        $   368,800    $     --       $   368,800
                                                   ===========    ===========    ===========


                         See notes to condensed financial statements.

                                              7

-----------------------------------------------------------------------------------------------
                                           Page 7


--------------------------------------------------------------------------------


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

The operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on March 22, 2006, for the year ended December 31, 2005.

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

The Company adopted SFAS No. 123R, "Share Based Payment," using the modified -prospective-transition method. As of January 1, 2006, the Company had no unvested employee stock options. During the three and nine months ended September 30, 2005, the Company did not grant any employee stock options; therefore, no table has been disclosed to illustrate the effect on the pro forma Net loss and pro forma net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $26,265,000 and has a working capital deficiency of approximately $2,445,000 at September 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                        8

--------------------------------------------------------------------------------
                                     Page 8

--------------------------------------------------------------------------------


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

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.


NOTE 5 - CONVERTIBLE PROMISSORY NOTES

In November 2005, the Company entered into a Convertible Promissory Note agreement for $250,000 which included 430,000 warrants, which are exercisable at $0.14 per share and have a life of three years. The warrants carry a cashless exercise provision. The Convertible Promissory Note bore interest at a rate of 8% per annum and matured in March 2006.

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

                                       9

--------------------------------------------------------------------------------
                                     Page 9

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

Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. Due to the fact that the registration statement became effective on January 30, 2006, the value

                                       10

--------------------------------------------------------------------------------
                                    Page 10

--------------------------------------------------------------------------------



                                WATER CHEF, INC.
         (A Development Stage Company Commencing January 1, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONVERTIBLE PROMISSORY NOTES (continued)

of the registration rights was deemed to be de minimis. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the period ended September 30, 2006, the Company reflected a loss of $186,600 representing the change in the value of the warrants and conversion option. During the nine months ended September 30, 2006, the Company charged to interest expense $112,800 for the remaining debt discount.

During the nine months ended September 30, 2006, the Company issued 3,012,547 shares of common stock for the settlement of the debt and accrued interest. As a result of the conversion the Company recorded a reclass to equity of $368,800 for the derivative liabilities.

This Convertible Promissory Note was secured by 4,000,000 shares held by an officer of the Company. At the date of conversion the officer was released from the security interest.

NOTE 6 - NET LOSS PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock for the nine months ended September 30, 2006 and 2005 were 8,666,680 and 17,256,233, respectively.

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

NOTE 8 - COMMON STOCK ISSUED

Cash
----

During the nine months ended September 30, 2006, the Company raised $568,000 through the sale of 7,869,230 shares of common stock.

Services
--------

During the nine months ended September 30, 2006, the Company issued 866,666 shares of common stock for services for a value of $62,499.

On May 18, 2006, the Company granted 4,000,000 warrants to a consultant for services. The warrants fully vested on the date of the grant, have a life of 3 years and are exercisable at $0.10 per share. The Company incurred a stock based compensation charge of $464,000.

On May 24, 2006, the Company granted 2,500,000 warrants to two directors for services. The warrants fully vested on the date of the grant, have a life of 3 years and are exercisable at $0.15 per share. The Company incurred a stock based compensation charge of $241,200.

Debt
----

During the nine months ended September 30, 2006, the Company issued 6,595,881 shares of common stock for debt and accrued interest of $650,563.

                                       11

--------------------------------------------------------------------------------
                                    Page 11

--------------------------------------------------------------------------------


Conversion of preferred stock into common stock
-----------------------------------------------

During the nine months ended September 30, 2005, the Company issued to various parties 1,866,720 shares of common stock in connection with the conversion of 46,668 shares of preferred stock.



NOTE 9- MAJOR CUSTOMERS / CREDIT RISK

During the nine months ended September 30, 2006, the Company sold two systems to one customer and recognized revenues of $115,000. During the nine month period ended September 30, 2005, the Company sold five systems to two customers and recognized revenue of $260,000. The Company had no sales during each of the three months ended September 30, 2006 and 2005.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

NOTE 10 CONTINGENCIES

On July 14, 2006, Funding Group, Inc. filed a complaint with the Supreme Court of the State of New York in New York County seeking damages due to an alleged breach of contract related to a $25,000 loan made by the plaintiff to the Company. On October 11, 2006, the Company filed a counter claim against Funding Group, Inc. with the Supreme Court of the State of New York. The Company believes the complaint is without merit and intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time.


NOTE 11 - SUBSEQUENT EVENTS

On October 17, 2006, the Company entered into a Convertible Promissory Note for proceeds of $300,000. The loan has a stated interest rate of 8% per annum and matures on February 17, 2007. The Company issued a warrant for 882,352 shares of the Company's common stock, exercisable at $0.085 per share and has a life of three years. The note and accrued interest is convertible at any time after the maturity date into shares of the Company's common stock at a conversion price equal to the current marked price multiplied by eighty-five percent (85%).

The Convertible Promissory Note agreement requires the Company to file a registration statement no later than thirty business days from the date of the agreement and no less than the amount of subscribed shares, and to cause the registration statement relating to the registrable securities to become effective the earlier of five business days after notice from the Securities and Exchange Commission that the registration statement may be declared effective, or (b) one hundred twenty days.

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

The Company will account for the above transaction in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company has determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly, the warrants and the embedded conversion option will be recorded at fair market value and marked to market through earnings at the end of each reporting period.

This Convertible Promissory Note was secured by 4,000,000 shares held by an officer of the Company.

                                       12

--------------------------------------------------------------------------------
                                    Page 12

--------------------------------------------------------------------------------


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

Results of Operations
---------------------
Revenue for the nine months ended September 30, 2006 and 2005 was $115,000 and $260,000 respectively. During the nine months ended September 30, 2006, the Company recognized the sale of two PureSafe Water Station Systems. Cost of sales for the nine month period ended September 30, 2006 and 2005 was $93,000 and $42,000, respectively. An analysis of the components of cost of sales in the 2006 and 2005 periods follows:

Cost of Sales                Product       Rent and Overhead
   Period                      CGS      Payments to Manufacturer       Total
-------------------         ---------   -------------------------    ---------

For the nine months ended
September 30, 2006           $ 30,000           $  63,000             $ 93,000

For the nine months ended
September 30, 2005           $  --              $  42,000             $ 42,000

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $1,282,272, compared to $920,505 for the nine months ended September 30, 2005, an increase of $361,767 or 39%.

The net loss for the nine months ended September 30, 2006 was $1,681,754 compared to $768,161 in the same period ended September 30, 2005.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $118,335, compared to $275,299 for the three months ended September 30, 2005, a decrease of $156,964 or 57%.

The net loss for the three months ended September 30, 2006 was $182,363 compared to $333,481 in the same period ended September 30, 2005.

In the second quarter 2006 the Company entered into a consulting agreement with a marketing professional and granted three year stock purchase warrants for four million shares of common stock at an exercise price of $0.10 per share. The Company incurred a stock-based compensation charge of $464,000 which was charged to operations during nine months ended September 30, 2006.

In addition the Company granted three-year stock purchase warrants for 1,250,000 shares to each of two independent Directors. The warrants are exercisable at $0.15 per share. The fair value of the stock purchase warrants estimated on the date of grant using the Black-Scholes option pricing model is $.19 per share or $241,200.

The Company issued 866,666 shares of common stock for services provided primarily by our independent directors and the Chairman of our Scientific Advisory Board. The Company recorded a charge to operations during the nine months ended September 30, 2006 of $62,499.

                                       13

--------------------------------------------------------------------------------
                                    Page 13

--------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------
At September 30, 2006, the Company had a working capital deficiency of approximately $2,445,000. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $26,265,000. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

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


In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.




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

                                       14

--------------------------------------------------------------------------------
                                    Page 14

--------------------------------------------------------------------------------


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

                                       15

--------------------------------------------------------------------------------
                                    Page 15

--------------------------------------------------------------------------------


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

Changes in Internal Controls
----------------------------

Management has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2006. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the quarter ended September 30, 2006 that have materially affected or that are reasonably likely to affect the internal controls.

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


                           PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006, the Company raised $568,000 through the sale of 7,869,230 shares of common stock.

During the nine months ended September 30, 2006, the Company issued 866,666 shares of common stock for services for a value of $62,499.

During the nine months ended September 30, 2006, the Company issued 6,595,881 shares of common stock to pay-down $650,563 of its debt and accrued interest.

On May 18, 2006, the Company granted 4,000,000 warrants to a consultant for services. The warrants fully vested on the date of the grant, have a life of 3 years and are exercisable at $0.10 per share. The Company incurred a stock based compensation charge of $464,000.

On May 24, 2006, the Company granted 2,500,000 warrants to two directors for services. The warrants fully vested on the date of the grant, have a life of 3 years and are exercisable at $0.15 per share. The Company incurred a stock based compensation charge of $241,200.

The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. These shares were offered to less than 35 "non-accredited" investors and were purchased for investment purposes with no view to resale.

ITEM 5 - OTHER INFORMATION

In September 2006, Lord John Gilbert submitted his notice of resignation from the Company's Board of Scientific Advisors. His resignation was accepted, and the Company and the Board of Directors thanked him for his contribution.

                                       16

--------------------------------------------------------------------------------
                                    Page 16

--------------------------------------------------------------------------------


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

                                       17

--------------------------------------------------------------------------------
                                    Page 17

--------------------------------------------------------------------------------


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Water Chef, Inc.





                                            /s/  David A. Conway
Date November 6, 2006                       -----------------------------------
                                                 David A. Conway
                                                 President, Chief Executive
                                                 Officer, and Chief Financial
                                                 Officer
                                                 (Principal Operating Officer)

                                       18

--------------------------------------------------------------------------------
                                    Page 18