Form 10KSB
period 2006-12-31
WATER CHEF INC
filed 2007-03-30
CIK 764839

0                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's net sales for the most recent fiscal year were $115,000.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 15, 2007 was approximately $ 21,140,962.

As of March 26, 2007, the Registrant had 180,040,087 shares of its Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE  None

Transitional Small Business Disclosure Format (Check one):  Yes  |_| No |X|

                                WATER CHEF, INC.
                          ANNUAL REPORT ON FORM 10-KSB



                                TABLE OF CONTENTS
                                                                            PAGE
PART I
     ITEM 1.  DESCRIPTION OF BUSINESS                                          3

     ITEM 2.  DESCRIPTION OF PROPERTY                                          6

     ITEM 3.  LEGAL PROCEEDINGS                                                6

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              7

PART II
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         7

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        8

     ITEM 7.  FINANCIAL STATEMENTS                                            13

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                        13

     ITEM 8A. CONTROLS AND PROCEDURES                                         13

     ITEM 8B. OTHER INFORMATION                                               14

PART III
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT               15

     ITEM 10. EXECUTIVE COMPENSATION                                          17

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      18

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  19

     ITEM 13. EXHIBITS                                                        19

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                          21

SIGNATURES                                                                    22

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Water Chef, Inc. (the "Company," "Water Chef"), designs and markets water purification equipment. Water coolers and filters were a substantial part of the Company's business from 1993 until the fourth quarter of 2001, at which time this business was sold so that Water Chef could concentrate on the further development, manufacturing, and marketing of their patented line of "PureSafe" water purification systems. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. To date, the Company has shipped 26 PureSafe units. Revenue has been recognized on only 8 PureSafe units, as 18 units that were shipped to the Kingdom of Jordan have not met the criteria for revenue recognition due to no reasonable assurance of collectibility. In addition, the Company received deposits in 2005 for two units that were shipped in 2006.

BACKGROUND

The Company was originally incorporated under Arizona law in 1985 and merged into a Delaware corporation in 1987. In 1993, the Company, then known as Auto Swap, U.S.A., entered into a reverse merger with Water Chef, Inc., a Nevada corporation, which manufactured and marketed water coolers and filters.

PRODUCTS

In 2001 the Company decided to concentrate its efforts on the further development, manufacturing and marketing of the PureSafe Water Station (the "PureSafe"), because although Water Chef believed that its water dispensers and its wide variety of consumer oriented water filtration products met or exceeded the design, quality and performance of competitive products, market considerations were such as to limit the opportunities for profit and growth.

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

While each unit is configured to respond to the particular water quality of a particular site, such as arsenic removal, seawater desalination, oil separation, etc., the typical unit contains the following components:

a. Inlet connection with macro-filter - designed to strain the input water, removes large particulates and directs water into the system 2 PRODUCTS (continued)

b. Inlet pump - self-priming pump which maintains water pressure at minimum 40 p.s.i. throughout the system

c. Pre-depth media filter - a multi-media mixed bed to remove pollutants. Pressure gauges mounted on the exterior front panel of the unit allow for visible monitoring of system performance.

d. Ozone generator - provides a rich ozone source that effectively kills all living pathogens such as bacteria, viruses, cysts, parasites, etc. Unused ozone reverts to oxygen and produces no harmful byproducts.

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

The Company currently has contracts to sell PureSafe units in Laos and China. In addition, the Company is actively marketing its products to potential customers in Bangladesh, China, Peru, Egypt, India and Honduras, and to agencies and departments of the U.S. Government.

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

Water Chef believes that it has demonstrated that it possesses the technology. The Company also believes that financing is available for third world economies from a variety of sources. The challenge for the Company, a virtual unknown in the industry and with limited capital, is getting its message in front of decision makers. To this end, Water Chef has enlisted the aid of some of the world's most outstanding experts in water purification, especially as it relates to the needs of underdeveloped countries.

The Company's Scientific Advisory Board is chaired by Dr. Ronald Hart, former Director of The National Center for Toxicological Research and a U.S. Food and Drug Administration "Distinguished Scientist in Residence." The Board also includes Dr. Mohamed M. Salem, Professor of Occupational and Environmental Medicine, Cairo University; Dr. Richard Wilson, Mallinckrodt Research Professor of Physics, Harvard University; and Dr. Mostafa K. Tolba, former Under-Secretary-General of the United Nations and Director of the U.N.'s Environmental Program.

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

In September 2006, WaterChef appointed The Marshall Group as exclusive sales representative of the Company's products for India. With the pure water demands of its growing middle class and with increased attention being placed on the contamination of India's ground and surface water resources, the Company believes that the Indian market for its products is extremely attractive.

PATENTS

The Company filed for patent protection on its PureSafe Water Station in October of 1998 and received formal notification that the patent had been issued on February 19, 2002. The Company feels that this patent upholds its claims that the PureSafe system is a unique product. In addition to its U.S. patent, the Company has filed for patent protection in the countries of the European Union, and in Canada, Mexico, China, Hong Kong, Korea and Japan. The patent application for the European Union (01-126 980.0) was filed on November 13, 2001; Canadian Application No. 2,362,107 was filed on November 3, 2001; Mexican Application No. PA/a/2001/12042 was filed on November 23, 2001;the Chinese Application No. 01136187.5 was filed on November 21, 2001, and was found to be in compliance on June 20, 2003; the Hong Kong Application No. 03107837.9 was filed on October 3, 2003; and the Korean Patent Application No. 10-2001-0070453 was filed on November 20, 2001. Each of the patent applications has been accepted, Requests for Examination have been made, and the Company currently has patent protection in the requested venues. In January 2006, the Chinese State Intellectual Property Office granted the patent rights for the invention, and, in September 2006, WaterChef was advised by patent counsel that the European Patent Office had decided to grant our patent for the European Union.

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

GOVERNMENT APPROVALS

The Company's marketing efforts to date have been directed to Central and South America, the Asian sub-continent, China and the Middle East. No specific government approvals are required, except for the possibility that export licenses will be required in specific instances.

RESEARCH AND DEVELOPMENT

Research and development takes place at the Company's office. Testing, modeling, simulation and prototype manufacturing are outsourced, with much of the ongoing development taking place at the Company's contract manufacturing facilities under the supervision of Davis Water Products. The Company estimates to date that the design, prototyping, development and marketing of the PureSafe Water Station has cost in excess of $2 million.

INSURANCE

The Company maintains Directors' and Officers' Insurance in the aggregate amount of $2,000,000, and a $2,000,000 general business liability policy. The Company believes its insurance coverage to be adequate.

EMPLOYEES

As of December 31, 2006, the Company employed one executive officer and one administrative employee in its headquarters.

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

The Company maintains its principal place of business at 1007 Glen Cove Avenue, Suite 1, Glen Head, New York 11545. The company leases 1,100 square feet in such building at $2,731 per month on a month-to-month basis.

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



                                    HIGH             LOW

                  2005

              First Quarter         .28              .14
              Second Quarter        .21              .11
              Third Quarter         .29              .13
              Fourth Quarter        .17              .06

                  2006

              First Quarter         .19              .07
              Second Quarter        .23              .10
              Third Quarter         .13              .09
              Fourth Quarter        .15              .07


As of the close of business on December 31, 2006, there were 836 common stock holders of record.

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



EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 with respect to our shares of Common Stock that may be issued under our existing equity compensation plans:

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
                                                                           and rights       and rights         plans (1)

Plan Category
-------------
Equity compensation plans approved by security holders                         --               --                --
Equity compensation plans not approved by security Holders:
Stock option plans (2)                                                      5,000,000          $0.25             None


(1)  Excludes securities listed in column (a)

(2) Consists of 5,000,000 stock appreciation rights granted to David A. Conway that vest over 5 years.

On January 29, 2007, David A. Conway resigned as President and Chief Executive
 Officer and surrendered his Stock Appreciation Rights to the Company.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

None issued during 4th Quarter ended December 31, 2006.



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

The PureSafe has been designed by the Company to meet the needs of communities who either did not have access to municipal water treatment systems, or of those whose systems had been compromised, either by environmental factors or by faulty design or maintenance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

RESULTS OF OPERATIONS

Sales for the years ended December 31, 2006 and 2005 were $115,000 and $260,000, respectively. During the year ended December 31, 2006, the Company recognized the sale of two PureSafe Water Station Systems.

                                       8

Cost of sales increased from $42,000 for the year ended December 31, 2005, to $114,000 for the year ended December 31, 2006, an increase of $72,000, or 171%. An analysis of the components of cost of sales follows:

   Cost of Sales        Product       Rent and Overhead        Total Cost
      Period              CGS      Payments to Manufacturer     of Sales
       2006             $30,000            $84,000              $114,000
       2005             $  --              $42,000              $ 42,000

Selling, general and administrative expenses for the year ended December 31, 2006 were $1,559,464 compared to $1,194,577 for the year ended December 31, 2005, an increase of $364,887 or 31%.

Interest expense for the year ended December 31, 2006 was $380,553 compared to $244,191 for the year ended December 31, 2005, an increase of $136,362.

The net loss for the year ended December 31, 2006 was $2,072,917 compared to $1,168,328 for the year ended December 31, 2005, an increase of $904,589.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had a stockholders' deficiency of $3,625,706 and a working capital deficiency of $3,123,220. In addition, the Company has a net loss of $2,072,917 and $1,168,328 for the years ended December 31, 2006 and 2005, respectively. The financial statements have been prepared assuming that the Company will continue as a going concern. The Independent Registered Public Accounting Firm's report on its financial statements included elsewhere herein contains an explanatory paragraph about conditions that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In October 2006, the Company entered into a loan agreement with Southridge Partners LP, pursuant to which the Company received a convertible loan of $300,000, less legal fees, secured by four million shares of the Company's common stock owned by the former President and Chief Executive Officer. The loan principal and interest was due and payable, in cash or shares of common stock, in February 2007.

Under the terms of the note, the Company is currently in default. Subsequent to the year end, the Company issued 948,670 shares of common stock for the settlement of $100,000 of principal and $3,249 of accrued interest. The Company plans to issue additional shares of common stock under the terms of the note for the settlement of the remaining principal and accrued interest.

The Company, during 2006 and 2005, raised $568,000 and $494,960, respectively, through the sale of its common and preferred stock.

Water Chef was a defendant in a legal action brought by certain debenture holders ("Bridge Loans") in New Hampshire Superior Court seeking repayment of debenture principal of $300,000 and accrued interest from 1997. On June 22, 2002 a settlement was reached whereby the Company agreed to (i) issue a minimum of 3,000,000 shares of common stock valued at $497,500 in lieu of the principal and interest owed to the debenture holders who participated in this legal action. The Company recorded the debentures at $300,000, plus accrued interest of $39,400, for a total of $339,400. The difference between the $497,500, the value for the 3,000,000 shares, divided by the average daily trading price for the 30 days subsequent to the settlement, was greater than the original 3,000,000 shares. Due to these requirements, the Company was obligated to issue an additional 14,037,671 shares. As of December 31, 2004, the Company has issued the 3,000,000 shares and the additional 14,037,671 shares originally valued at $497,500. Attached to the original Bridge Loans were warrants for the purchase of 1,666,667 shares of the Company's common stock at $0.15 per share. The debenture holders that participated in the legal action had the lives of their warrants extended from March 2002 to March 2004. In connection with the issuance of the Bridge Lenders' shares the Company further extended the expiration date of the warrants to a date twelve months after the effective date of the Registration Statement filed with the Securities and Exchange Commission on January 24, 2005 which was declared effective by the Securities and Exchange Commission on June 7, 2005. The warrants expired on June 6, 2006.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a list of what we believe are the most critical estimations that we make when preparing our financial statements.

Revenue Recognition

Revenue is recognized when products are shipped, title passes and collectibility is reasonably assured. Allowances for estimated bad debts, sales allowance and discounts are provided when such sales are recorded.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The adoption of this standard had no effect on operations for the year ended December 31, 2006 as the Company did not issue any options during the period and the Company did not have any vested or unvested options outstanding.

The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. During the year ended December 31, 2006 and 2005, the Company did not issue any employee stock options.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R.

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

We did not grant stock options to employees or directors during the year ended December 31, 2006 and 2005.

We have used stock in the past to raise capital and as a means of compensation to employees.


Derivative Financial Instruments

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized.

In November 2005 and October 2006, the Company issued convertible promissory notes and warrants and entered into registration rights agreements (See Note 6). Based on the interpretive guidance in EITF Issue No. 05-4, due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities and the registration statement becoming effective in January 2006 and 2007, the value of the registration rights was deemed to be de minimus.

Effects of Recent Accounting Policies

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles

Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We will apply these requirements to any accounting changes after the implementation date. The adoption of this pronouncement did not have an impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1"), which indicates that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. EITF No. 05-1 is effective for annual or interim periods beginning after June 28, 2006. The adoption of this pronouncement did not have an impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009 The adoption of this pronouncement is not expected to have an impact on our financial position, results of operations or cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered "conventional" for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We have applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on our financial position, results of operations, or cash flows.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. We adopted EITF No. 05-7 as of the beginning of our interim reporting period that began on January 1, 2006. The adoption of this pronouncement did not have an impact on our financial position, results of operations, or cash flows.

In September 2005, the FASB ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF No. 05-8"), which addresses the treatment of convertible debt issued with a beneficial conversion feature as a temporary difference under the guidance in SFAS 109. In addition, deferred taxes recognized for a temporary difference of debt with a beneficial conversion feature should be recognized as an adjustment of additional paid-in capital. Entities should apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. Its provisions should be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 "Application of EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." We have applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 for all new convertible debt instruments with a beneficial conversion feature. The adoption of this pronouncement for new convertible debt instruments with a beneficial conversion feature did not have an impact on our financial position, results of operations or cash flows.

In February 2006, the FASB published Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on our financial position, results of operations, or cash flows.

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and reporting for uncertainty in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN 48 are effective after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The adoption of this pronouncement is not expected to have an impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on our financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulleting ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. SAB 108 is effective for fiscal year 2007. The adoption of this pronouncement is not expected to have an impact on our financial position, results of operations, or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on our financial position, results of operations, or cash flows.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the years ended December 31, 2006 and 2005 are included herein and consist of:



         Report of Independent Registered Public Accounting Firm          F-1

         Balance Sheet                                                    F-2

         Statements of Operations                                         F-3

         Statement of Changes in Stockholders' Deficiency                 F-4-9

         Statements of Cash Flows                                         F-10

         Notes to Financial Statements                                    F-11


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2006, no change in accountants occurred and there were no disagreements with accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures
-------------------------------------------------

The Company, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our independent registered public accountants have reported to our Board of Directors certain matters involving internal controls that they considered to be reportable conditions and material weaknesses, under standards established by the Public Accounting Oversight Board. The first reportable condition we identified relates to limited segregation of duties.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees managing administrative and financial matters. This constitutes a significant deficiency in the financial reporting. Management has mitigated these factors by hiring an independent accountant/bookkeeper to review and compile our financial statements on a quarterly and annual basis.At this time, management has decided that considering the employees involved, the control procedures in place and the potential benefits of adding additional employees to clearly segregate duties does not justify the additional expense.Management will periodically reevaluate this situation. If the situation changes and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

The second reportable condition identified is in our inability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. This condition was considered a material weakness. In recent years we have consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles. We are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transaction.

Changes in Internal Controls
----------------------------

Management has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2006. Based on such evaluation, management has concluded that the disclosure controls and procedures were not effective for their intended purpose described above.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of December 31, 2006 and 2005 and for the years then ended fairly present in all material respects our financial condition and results of operations.

There were no other changes to the internal controls during the fourth quarter ended December 31, 2006 that have materially affected or that are reasonably likely to affect the internal controls.

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

ITEM 8B. OTHER INFORMATION

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

At year-end 2006, the Company's Directors, Executive Officers and Scientific Advisory Board Members were:



     Name                         Age           Position(s) with the Company

     David A. Conway               65           Director, Chairman,President,
                                                Chief Executive Officer and
                                                Chief Financial Officer

     John J. Clarke ++             64           Director

     Ronald W. Hart +              64           Chairman, Scientific
                                                   Advisory Board

     Mohamed M. Salem +            55           Scientific Advisory Board

     Marshall S. Sterman++         75           Director

     Richard Wilson +              81           Scientific Advisory Board

     Mostafa K. Tolba +            85           Scientific Advisory Board


+ Members of the Advisory Board will receive an honorarium, in the form of cash or common stock, for their service at the discretion of the Board of Directors.

++ Member of Audit Committee and Compensation Committee. Mr. Sterman, by reason of education, training and experience is the Company's "recognized financial expert" on the Audit Committee. In February 2007, John J. Clarke replaced Mr. Sterman as the Company's "recognized financial expert" on the Audit Committee

David A. Conway

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

On January 15, 2007, Leslie J. Kessler was appointed President of WaterChef, Inc. On February 1, 2007, Ms. Kessler was appointed Chief Executive Officer and was elected to the Board of Directors.

On January 19, 2007, Dr. Ronald W. Hart, Chairman of the Company's Board of Scientific Advisors, was appointed to the Board of Directors of WaterChef, Inc.

On January 29, 2007, Mr. Conway resigned as President and Chief Executive Officer of the Corporation, and as a member of the Board of Directors. On February 12, 2007, Marshall Sterman resigned as a member of the Board of Directors.

Effective with Mr. Conway's resignation, Mr. Clarke became Chairman of the Board, and upon Mr. Sterman's resignation he became Chairman of the Audit and Compensation Committees of the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2006 there were no delinquent filers except as follows: Marshall S. Sterman filed a Form 5/A on February 8, 2007 in which he reported transactions that occurred on May 15, 2006, May 24, 2006, June 6, 2006, and June 12, 2006 that were not timely reported on a Form 4 (four transactions) and John J. Clarke filed a Form 5 on February 8, 2007 for transactions that occurred on May 24, 2006,and June 6, 2006 that were not timely reported on a Form 4 (two transactions).



Code of Ethics

We adopted a code of ethics in 2005 that was filed as Exhibit 14.1 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange
Commission on August 15, 2005. The code of ethics applies to each of our directors and officers, including the chief financial officer and chief executive officer, and all of our other employees and the employees of our subsidiaries.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
                                                           All
Name and Principal                                    Other Annual
Position                          Salary     Bonus    Compensation     Total
                         Year      ($)        ($)         ($)           ($)
                         ----     ------     ------   ------------    --------
David A. Conway          2006    $350,000      --         --          $350,000
President/CEO
--------------------------------------------------------------------------------
EMPLOYMENT AGREEMENTS

Mr. Conway entered into a five-year employment agreement in January 2004. The agreement provides for base salary of $350,000 per year, participation in the Company's employee benefit programs and a life insurance policy in the amount of $5,000,000 which was never purchased. In addition, Mr. Conway was granted a stock appreciation right, vesting at 20% per year for five years, for 5,000,000 shares of Water Chef common stock at a strike price of $0.25 per share. Mr.
Conway was originally granted stock options in January 2004 that were later converted to stock appreciation rights. Under the terms of the Employment
Agreement if the employee is terminated by the Company for other than cause, the Employee is entitled to receive an amount equal to his monthly base pay multiplied by 24 months. In the event of a Change of Control the Company is required to pay to the Employee an amount equal to his monthly base salary multiplied by thirty-six. Upon his resignation as President and Chief Executive
Officer, Mr. Conway relinquished his right to unpaid, accrued salary and to the unexercised stock appreciation rights.

The Company did not issue any stock options or common stock appreciation rights during fiscal 2006.

The Company has no long-term incentive plans at this time.

--------------------------------------------------------------------------------------------------------------------------------
                                             Outstanding Equity Awards at Fiscal Year-End
--------------------------------------------------------------------------------------------------------------------------------
                                                                      Equity Incentive
                                                                        Plan Awards;
                             Number of              Number of            Number of
                            Securities              Securities           Securities
                             Underlying              Underlying          Underlying
                        Unexercised Options     Unexercised Options      Unexercised          Option Exercise    Option Exercise
    Name                 (#) exercisable         (#) exercisable      Unearned Options            Price               Date
--------------------------------------------------------------------------------------------------------------------------------
 David A. Conway            3,600,000               1,400,000                 0                   $0.25              1/6/09
--------------------------------------------------------------------------------------------------------------------------------

 DIRECTORS' COMPENSATION



--------------------------------------------------------------------------------------------------------
                           Fees Earned or Paid in
    Name                           Cash                   Stock Awards      Option Awards         Total
--------------------------------------------------------------------------------------------------------
 John J. Clarke                  $25,000                    $   --             120,600           145,600
--------------------------------------------------------------------------------------------------------
 Marshall S. Sterman              25,000                        --             120,600           145,600
--------------------------------------------------------------------------------------------------------


 Directors of the Company do not receive cash compensation for serving as members; they are reimbursed for their out of pocket expenses related to meetings and other Company related activity for which they are called upon. In the past certain directors have received common stock for service to the Company.

                                       17

 In 2006, Mr. Sterman was compensated at the rate of $6,000 per month for consulting services performed for the Company. The Company may pay for these services in cash or stock. The Company terminated this agreement in June 2006.
 There is $317,500 due to him for this service as of December 31, 2006. On
 February 12, 2007, Mr. Sterman resigned from the Board of Directors and waived his rights to any accrued compensation owed to him by the Company.

 The Company's directors have been paid success fees for helping the Company in various equity and debt financings in previous years. These payments have been both in cash and common stock, such payments being made based on industry-wide standards and arms-length transactions.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
 RELATED STOCKHOLDER MATTERS

 Set forth below is information as of December 31, 2006, concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the any class of the securities of the Company, all Directors, the Executive
 Officers, and all Directors and Executive Officers of the Company as a group based on the number of shares of common stock issued and outstanding as of the date of this report. For purposes of the report, beneficial ownership is defined in accordance with the Rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest.

                                        Common Stock               Series A       Series D Preferred        Series F Convertible
                                    Beneficially Owned(1)      Preferred Stock    Stock Beneficially          Preferred Stock
                                                                 Beneficially           Owned(1)                Beneficially
                                                                    Owned(1)                                      Owned(1)
                                      Shares         %           Shares     %         Shares     %             Shares      %
                                      ------        ---          ------    ---        ------    ---            ------     ---
 David A. Conway (2) (3)            25,110,782     12.6%           --       --          --       --               --       --
 Water Chef, Inc.
 1007 Glen Cove Ave., Suite 1
 Glen Head, NY  11545

 Marshall S. Sterman                 2,100,000(5)   1.1%           --       --          --       --               --       --
 46 Neptune Street
 Beverly, MA  01915

 John J. Clarke                      2,631,700(6)   1.4%           --       --          --       --               --       --
 116B S. River Rd.
 Bedford, NH 03110

 Goldman, Sachs & Co. (4)           16,773,651      8.4%           --       --          --       --               --       --
 85 Broad Street
 New York, NY  10004

 Jerome Asher & Anne Asher JTWROS          --        --           5,000     9.5%        --       --               --       --
 2701 N Ocean Blvd Apt E-202
 Boca Raton, FL 33431

 Robert D. Asher                           --        --           5,000     9.5%        --       --               --       --
 72 Old Farm Road
 Concord, MA 01742

 John A. Borger                            --        --            --       --        10,000    10.8%             --       --
 806 E Avenida Pico
 Suite I PMB #262
 San Clemente, CA 92673

 C Trade Inc                               --        --            --       --          --       --              9,375    21.6%
 25-40 Shore Blvd., Ste. 6C
 Astoria, NY 11102

 Robert Kaszovitz                          --        --            --       --          --       --             10,000    23.0%
 1621 51st Street
 Brooklyn, NY 11204

 Kollel Metzioynim Lhoroah                 --        --            --       --          --       --              5,000    11.5%
 254 Wallabout St., Apt. 2
 Brooklyn, NY 11206

 Olshan Grundman Frome                     --        --            --       --          --       --              5,000    11.5%
 Rosenzweig & Wolosky LLP
 65 East 55th Street
 New York, NY 10022

 Shirley M. Wan                           --         --            --       --          --       --              5,000    11.5%
 5455 Chelsen Wood Dr.
 Lawrence, NY 11559

 All executive officers and         27,742,482     15.0%           --       --          --       --               --       --
 directors as a
 Group (2)

                                                               18

1. Total Voting Shares are comprised of all common shares issued and outstanding.

2.   Includes 6,310,464 shares held in an IRA Trust.

3. Effective with his resignation as President and Chief Executive Officer on January 29, 2007 Mr. Conway has returned to the Company 20,000,000 shares of common stock owned by him and his affiliates.

4. According to a Schedule 13G/a filed by Goldman, Sachs & Co. filed on February 12, 2007, it and The Goldman Sachs Group, Inc. have sole dispositive power and sole voting power with respect to the 16,773,651 shares.

5. Includes 850,000 shares of common stock owned directly by Marshall Sterman and warrants to purchase 1,250,000 shares of common stock.

6. Includes 1,381,700 shares of common stock owned directly by John J. Clarke and warrants to purchase 1,250,000 shares of common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Beginning on January 1, 2002, Mr. Sterman was compensated at the rate of $6,000 per month for consulting services performed for the Company. In 2004 Mr. Sterman's monthly compensation increased to $10,000. The Company may pay for these services in cash or stock . Mr. Sterman's consulting agreement was terminated in June 2006. Mr. Sterman resigned from the Board of Directors on February 12, 2007 and waived his right to any accrued compensation and director fees owed to him by the Company.


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

         4.7 Subordinated Debentures - Incorporated herein by reference to Exhibit 4.5 to the Form 10-KSB/A filed November 17, 2003.

        10.1 Loan Agreement, dated as of November 16, 2005, by and between Water Chef, Inc. and Southridge Partners LP - Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed November 23, 2005.

        10.2 Registration Rights Agreement, dated as of November 16, 2005, by and between Water Chef, Inc. and Southridge Partners LP - Incorporated herein by reference to Exhibit
                    99.2 to the Form 8-K filed November 23, 2005.

        10.3 Promissory Note issued by Water Chef, Inc. on November 16, 2005 to Southridge Partners LP for the principal sum of $250,000 - Incorporated herein by reference to Exhibit 99.3 to the Form 8-K filed November 23, 2005.

        10.4 Three Year Warrant issued to Southridge Partners LP, dated November 16, 2005, to purchase 430,000 shares of common stock at a price of $0.14 per share - Incorporated herein by reference to Exhibit 9.4 to the Form 8-K filed November 23, 2005.

        10.5 Loan Agreement, dated as of October 11, 2006, by and between Water Chef, Inc. and Southridge Partners LP - Incorporated herein by reference to Exhibit 9.4 to the Form 8-K filed October 19, 2006.

        10.6 Registration Rights Agreement, dated as of October 11, 2006, by and between Water Chef, Inc. and Southridge Partners LP - Incorporated herein by reference to Exhibit 9.4 to the Form 8-K filed October 19, 2006.

        10.7 Promissory Note issued by Water Chef, Inc. on October 11, 2006 to Southridge Partners LP for the principal sum of $300,00 - Incorporated herein by reference to Exhibit 9.4 to the Form 8-K filed October 19, 2006.

        10.8 Three Year Warrant issued to Southridge Partners LP, dated October 11, 2006, to purchase 882,352 shares of common stock at a price of $0.085 per share - Incorporated herein by reference to Exhibit 9.4 to the Form 8-K filed October 19, 2006.

         31.1* Certification of Chief Executive Officer and Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.2* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES

Our principal accountant for the audit of our annual financial statements for our fiscal years ended December 31, 2005 and 2004 was Marcum & Kliegman LLP ("M&K").

The following table shows the fees paid or accrued by us during the periods indicated.

                                                         Year ended
                                                         ----------
                 Type of Service                   2006              2005
                 ---------------                   ----              ----
       Audit fees (1)                            $125,000          $105,000
       Audit-Related Fees (2)                        --                --
       Tax Fees (3)                                  --                --
       All Other Fees (4)                            --                --
                                                 --------          --------
       Total                                     $125,000          $105,000
                                                 ========          ========


(1) Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2) Comprised of assurance services in connection with employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Comprised of services for tax compliance, tax return preparation, tax advice and tax planning.

(4) Fees related to other filings with the SEC.

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

All of the engagements and fees for the year ended December 31, 2006 were approved by the Audit Committee. Of the total number of hours expended during M&K's engagement to audit the Company's financial statements for the year ended December 31, 2006, none of the hours were attributed to work performed by persons other than M&K's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WATERCHEF, INC.





March 30, 2007                              /s/  Leslie J. Kessler
                                            -----------------------------------
Date                                             Leslie J. Kessler
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer (Principal Operating
                                                 Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Water Chef, Inc.
Glen Head, New York

We have audited the accompanying balance sheet of Water Chef, Inc., (a development stage company) as of December 31, 2006 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005 and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Water Chef, Inc., (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                            /s/  Marcum & Kliegman LLP
                                            -----------------------------
                                                 Marcum & Kliegman LLP


New York, New York
March 19, 2007

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)
                                  BALANCE SHEET
                                DECEMBER 31, 2006


                                     ASSETS

Current Assets:
   Cash                                                             $    99,716
   Prepaid expenses                                                      19,282
                                                                    -----------

       Total Current Assets                                             118,998

Patents and trademarks, Net                                              15,403

Deferred financing  costs                                                 4,687

Other assets                                                              3,162
                                                                    -----------

TOTAL ASSETS                                                        $   142,250
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                            $   385,975
   Accrued compensation                                                 561,583
   Accrued consulting and director fees                                 468,333
   Notes payable (including accrued interest of $343,265)               990,856
   Convertible promissory note including accrued interest
     of $5,000 and net of debt discount of $69,800)                     235,200
   Fair-value of detachable warrants and options                        293,000
   Fair-value of embedded conversion option                             117,400
   Accrued dividends payable                                            189,871
                                                                    -----------

       Total Current Liabilities                                      3,242,218

Long-Term Liabilities:
    Loans payable to stockholder (including accrued
     interest of $152,957)                                              525,738
                                                                    -----------

TOTAL LIABILITIES                                                     3,767,956
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

Preferred stock, $.001 par value;
    10,000,000 shares authorized;
    188,917 shares issued and outstanding,
    (liquidation preference $2,267,350)                                     189
Common stock, $.001 par value;
    340,000,000 shares authorized;
    198,977,497 shares issued;
    198,973,097 shares outstanding                                      198,977
Additional paid-in capital                                           22,836,764
Treasury stock, 4,400 common shares, at cost                        (     5,768)
Accumulated deficit through December 31, 2001                       (14,531,596)
Deficit accumulated during development stage                        (12,124,272)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                      ( 3,625,706)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $   142,250
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.
                                       F-2



                                              WATER CHEF, INC.

                          (A Development Stage Company Commencing January 1, 2002)

                                          STATEMENTS OF OPERATIONS


                                                                                            For the
                                                                                      period from January 1,
                                                                                         2002 (Date of
                                                                                        Commencement as
                                                                                         a Development
                                                                                         Stage Company)
                                                           Years Ended December 31,      to December 31,
                                                            2006             2005             2006
                                                        -------------    -------------    -------------
Sales                                                   $     115,000    $     260,000    $     471,290
                                                        -------------    -------------    -------------
Costs and Expenses (Income):
     Cost of sales                                            114,000           42,000          552,680
     Selling, general and administrative -
       including stock based compensation of
       $767,699 and $53,827 for the year
       ended December 31, 2006 and 2005, respectively
       and $1,545,089 for the period from
       January 1, 2002 to December 31, 2006                 1,559,464        1,194,577        5,657,051
     Non-dilution agreement termination costs                    --               --          2,462,453
     Interest expense (including interest expense
       for related party of $23,868 in both
       2006 and 2005 and $119,340 for the period
       January 1, 2002 to December 31, 2006)                  380,553          244,191        1,106,561
     Financing costs - extension of warrants                     --             74,700           74,700
     Loss on settlement of debt                                  --               --          2,614,017
     Stock appreciation rights                                   --        (   121,340)            --
     Change in fair value of warrants and
       embedded conversion option                             133,900      (     5,800)         128,100
                                                        -------------    -------------    -------------
                                                            2,187,917        1,428,328       12,595,562
                                                        -------------    -------------    -------------
Net loss                                                   (2,072,917)      (1,168,328)     (12,124,272)

Deemed dividend on preferred stock                               --               --        ( 2,072,296)

Preferred stock dividends                                  (   42,401)      (   66,436)     (   509,067)
                                                        -------------    -------------    -------------

Net loss applicable to
     common stockholders                                $ ( 2,115,318)   $ ( 1,234,764)   $ (14,705,635)
                                                        =============    =============    =============

Basic and Diluted Loss Per Common Share                 $ (      0.01)   $ (      0.01)
                                                        =============    =============
Weighted Average Common Shares Outstanding -
     Basic and Diluted                                    193,408,939      166,132,433
                                                        =============    =============


                 The accompanying notes are an integral part of these financial statements.
                                                     F-3


                                                          WATER CHEF, INC.
                                                STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   For the Period from January 1, 2002 (Date of Commencement as a
                                          Development Stage Company) to December 31, 2006
                                                              Preferred Stock                   Common Stock           Additional
                                                        ----------------------------    ---------------------------     Paid-in
                                                           Shares          Amount          Shares         Amount        Capital
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - JANUARY 1, 2002                                    145,500    $        146      86,614,286   $     86,614   $ 12,339,469

  Extension of life of warrants                                 --              --              --             --          111,000

  Proceeds from sale preferred stock
    ($1.00 per share)                                        125,000             125            --             --          117,375

  Proceeds from sale of common stock
    ($0.025 per share)                                          --              --         2,500,000          2,500         97,500

  Common stock issued for services
    ($0.08 per share)                                           --              --           450,000            450         35,550

  Collection of subscription receivable                         --              --              --             --             --

  Net Loss                                                      --              --              --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2002                                  270,500    $        271      89,564,286   $     89,564   $ 12,700,894

  Proceeds from sale of preferred stock
   March 31, 2003
    ($1.00-$2.00 per share)                                   62,500              63            --             --           74,937
   June 30, 2003
    ($0.50 per share)                                         75,000              75            --             --           37,425
   September 30, 2003
    ($1.00-$2.40 per share)                                  163,281             163            --             --          228,346
   December 31, 2003
    ($1.33-$2.80 per share)                                  145,450             145            --             --          258,717

  Preferred stock issued for services
   March 31, 2003
    ($1.00 per share)                                         30,000              30            --             --           29,970
   June 30, 2003
    ($1.00 per share)                                         51,250              51            --             --           51,199
   September 30, 2003
    ($1.00 per share)                                         67,035              67            --             --           66,968
   December 31, 2003
    ($1.88-$4.00 per share)                                   22,150              22            --             --           65,378

  Collection of subscription receivable                           --              --            --             --             --

  Write-off of subscription receivable                            --              --            --             --             --

  Net Loss                                                        --              --            --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2003                                  887,166    $        887      89,564,286   $     89,564   $ 13,513,834

  Proceeds from sale of preferred stock
   March 31, 2004
    ($2.40-$4.80 per share)                                  130,077             130            --             --          400,126
   June 30, 2004
    ($0.80 per share)                                         15,625              16            --             --           12,484

  Preferred stock issued for services
   March 31, 2004
    ($2.00-$4.80 per share)                                   49,433              49            --             --          158,483

  Proceeds from sale of common stock
   September 30,2004
    ($0.03-$0.15 per share)                                     --              --         2,541,595          2,541        205,059
   December 31, 2004
    ($0.05-$0.10 per share)                                     --              --         2,487,500          2,488        187,512

  Common stock issued for services
   March 31, 2004
    ($0.05 Per share)                                           --              --           477,133            477         23,380
  September 30,2004
    ($0.05-$0.15 per share)                                     --              --         1,857,800          1,858        126,792
  December 31, 2004
    ($0.08-$0.10 per share)                                     --              --           532,500            533         40,968

 Preferred stock dividend                                       --              --              --             --          (81,034)

 Common stock issued for satisfaction of liabilities
  June 30, 2004
    ($0.15 per share)                                           --              --        37,786,629         37,787      5,635,934
  December 31, 2004
    ($0.134 per share)                                          --              --           411,100            411         54,839
                             The accompanying notes are an integral part of these financial statements.
                                                                 F-4

                                                          WATER CHEF, INC.
                                                STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   For the Period from January 1, 2002 (Date of Commencement as a
                                          Development Stage Company) to December 31, 2006
                                                              Preferred Stock                   Common Stock           Additional
                                                        ----------------------------    ---------------------------     Paid-in
                                                           Shares          Amount          Shares         Amount        Capital
                                                        ------------    ------------    ------------   ------------   ------------
 Preferred stock converted to common stock
  June 30, 2004                                             (133,250)           (133)      5,108,332          5,108         (4,975)
  September 30, 2004                                        (269,263)           (269)     12,103,854         12,104        (11,835)
  December 31, 2004                                          (65,375)            (65)      3,015,000          3,015         (2,950)

 Net loss                                                      --              --              --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2004                                  614,413    $        615     155,885,729   $    155,886   $ 20,258,617

  Proceeds from sale of common stock
   March 31,2005
    ($0.05 per share)                                           --              --           200,000            200          9,800
   June 30,2005
    ($0.05-$0.06 per share)                                     --              --           700,000            700         39,300
   September 30,2005
    ($0.07-$0.10 per share)                                     --              --         2,455,357          2,455        202,545
   December 31, 2005
    ($0.05-$0.07 per share)                                     --              --         3,879,283          3,879        236,081

  Common stock issued for services
   March 31, 2005
    ($0.05-$0.10 per share)                                     --              --           230,000            230         17,770
   December 31, 2005
    ($0.05-$0.06 per share)                                     --              --           407,500            408         21,219

 Preferred stock dividend                                       --              --              --             --          (66,436)

 Extension of 1,666,667 warrants                                --              --              --             --           74,700

 Common stock issued for satisfaction of liabilities
  September 30, 2005
    ($0.07 per share)                                           --              --           571,428            571         39,429
  December 31, 2005
    ($0.142 per share)                                          --              --           100,000            100         14,100

 Preferred stock converted to common stock
  March 31, 2005                                             (55,970)            (56)      2,518,800          2,519         (2,463)
  June 30, 2005                                              (34,020)            (34)      1,360,800          1,361         (1,327)
  September 30, 2005                                        (286,650)           (287)     13,382,583         13,383        (13,096)
  December 31, 2005                                           (2,188)             (2)         87,520             87            (85)

 Net loss                                                       --              --              --             --             --
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2005                                  235,585    $        236     181,779,000   $    181,779   $ 20,830,154

  Proceeds from sale of common stock
   March 21, 2006
    ($0.07 per share)                                           --              --         3,600,000          3,600        246,400
   May 8, 2002
    ($0.08-$0.10 per share)                                     --              --         3,769,230          3,769        276,231
   June 28, 2006
    ($0.10 per share)                                           --              --           100,000            100          9,900
   August 17, 2006
    ($0.07 per share)                                           --              --           400,000            400         27,600

  Common stock issued for services
   March 21, 2006
    ($0.06 per share)                                           --              --           250,000            250         14,750
   May 8, 2006
    ($0.05 per share)                                           --              --           450,000            450         22,050
   June 6, 2006
    ($0.15 per share)                                           --              --           166,666            166         24,833

 Common stock issued for repayment of debt
  February 13, 2006
    ($0.11 per share)                                           --              --           438,785            439         48,046
  April 3, 2006
    ($0.08 per share)                                           --              --           614,131            614         50,790
  April 6, 2006
    ($0.08 Per share)                                           --              --         1,959,631          1,960        154,614
  June 6, 2006
    ($0.10-$0.15 per share)                                     --              --         3,583,334          3,583        390,517

 Preferred stock converted to common stock                   (46,668)            (47)      1,866,720          1,867         (1,820)

                             The accompanying notes are an integral part of these financial statements.
                                                                 F-5



                                                          WATER CHEF, INC.
                                               STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   For the Period from January 1, 2002 (Date of Commencement as a
                                           Development Stage Company) to December 31, 2006



                                                              Preferred Stock                   Common Stock           Additional
                                                        ----------------------------    ---------------------------     Paid-in
                                                           Shares          Amount          Shares         Amount        Capital
                                                        ------------    ------------    ------------   ------------   ------------
 Reclassification of derivative liabilities upon
  conversion of debt                                           --              --              --             --           368,800

 4,000,000 Warrants granted for services,
  May 18, 2006                                                 --              --              --             --           464,000

 2,500,000 Warrants granted for services,
  May 24, 2006
                                                               --              --             --              --           241,200

 Reclassification of warrants
 and embedded conversion option upon
 issuance of convertible debt                                 --               --             --             --          (288,900)

 Preferred stock dividend                                      --              --              --             --          (42,401)

 Net loss                                                      --              --              --             --             --
                                                         ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2006                                  188,917    $        189     198,977,497   $    198,977   $ 22,836,764
                                                         ============    ============    ============   ============   ============


                             The accompanying notes are an integral part of these financial statements.
                                                                 F-6

                                                          WATER CHEF, INC.
                                                STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   For the Period from January 1, 2002 (Date of Commencement as a
                                           Development Stage Company) to December 31, 2006
                                                                                      Accumulated      Deficit
                                                                                        Deficit       Accumulated
                                                         Stock                          Through         During           Total
                                                      Subscription      Treasury        December      Development     Stockholders'
                                                       Receivable         Stock         31, 2001         Stage         Deficiency
-continued-                                           ------------    ------------    ------------    ------------    ------------
BALANCE - JANUARY 1, 2002                             $    (67,500)   $     (5,768)   $(14,531,596)   $       --      $ (2,178,635)

  Extension of life of warrants                               --              --              --              --           111,000

  Proceeds from sale preferred stock
    ($1.00 per share)                                         --              --              --              --           117,500

  Proceeds from sale of common stock
    ($0.025 per share)                                        --              --              --              --           100,000

  Common stock issued for services
    ($0.08 per share)                                         --              --              --              --            36,000

  Collection of subscription receivable                     30,200            --              --              --            30,200

  Net Loss                                                    --              --              --        (1,589,746)     (1,589,746)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2002                                (37,300)         (5,768)    (14,531,596)     (1,589,746)     (3,373,681)

  Proceeds from sale of preferred stock
   March 31, 2003
    ($1.00-$2.00 per share)                                   --              --              --              --            75,000
   June 30, 2003
    ($0.50 per share)                                         --              --              --              --            37,500
   September 30, 2003
    ($1.00-$2.40 per share)                                   --              --              --              --           228,509
   December 31, 2003
    ($1.33-$2.80 per share)                                   --              --              --              --           258,862

  Preferred stock issued for services
   March 31, 2003
    ($1.00 per share)                                         --              --              --              --            30,000
   June 30, 2003
    ($1.00 per share)                                         --              --              --              --            51,250
   September 30, 2003
    ($1.00 per share)                                         --              --              --              --            67,035
   December 31, 2003
    ($1.88-$4.00 per share)                                   --              --              --              --            65,400

  Collection of subscription receivable                     15,500            --              --              --            15,500

  Write-off of subscription receivable                      21,800            --              --              --            21,800

  Net Loss                                                    --              --              --        (3,535,479)     (3,535,479)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2003                                   --            (5,768)   ( 14,531,596)   (  5,125,225)     (6,058,304)
  Proceeds from sale of preferred stock
   March 31, 2004
    ($2.40-$4.80 per share)                                   --              --              --              --           400,256
   June 30, 2004
    ($0.80 per share)                                         --              --              --              --            12,500

  Preferred stock issued for services
   March 31, 2004
    ($2.00-$4.80 per share)                                   --              --              --              --           158,532

  Proceeds from sale of common stock
   September 30,2004
    ($0.03-$0.15 per share)                                   --              --              --              --           207,600
   December 31, 2004
    ($0.05-$0.10 per share)                                   --              --              --              --           190,000

  Common stock issued for services
   March 31, 2004
    ($0.05 per share)                                         --              --              --              --            23,857
   September 30,2004
    ($0.05-$0.15 per share)                                   --              --              --              --           128,650
   December 31, 2004
    ($0.08-$0.10 per share)                                   --              --              --              --            41,501

  Preferred stock dividend                                    --              --              --              --           (81,034)
  Common stock issued for satisfaction of liabilities
   June 30, 2004
    ($0.15 per share)                                         --              --              --              --         5,673,721
   December 31, 2004
    ($0.134 per share)                                        --              --              --              --            55,250
                             The accompanying notes are an integral part of these financial statements.
                                                                 F-7

                                                           WATER CHEF, INC.
                                                STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   For the Period from January 1, 2002 (Date of Commencement as a
                                          Development Stage Company) to December 31, 2006
                                                                                      Accumulated      Deficit
                                                                                        Deficit       Accumulated
                                                         Stock                          Through         During           Total
                                                      Subscription      Treasury        December      Development     Stockholders'
                                                       Receivable         Stock         31, 2001         Stage         Deficiency
-continued-                                           ------------    ------------    ------------    ------------    ------------
  Preferred stock converted to common stock
   June 30, 2004                                              --              --              --              --              --
   September 30, 2004                                         --              --              --              --              --
   December 31, 2004                                          --              --              --              --              --

  Net loss                                                    --              --              --        (3,757,802)     (3,757,802)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2004                                   --      $     (5,768)   $(14,531,596)   $ (8,883,027)   $ (3,005,273)

 Proceeds from sale of common stock
   March 31,2005
    ($0.05 per share)                                         --              --              --              --            10,000
   June 30,2005
    ($0.05-$0.06 per share)                                   --              --              --              --            40,000
   September 30,2005
    ($0.07-$0.10 per share)                                   --              --              --              --           205,000
   December 31, 2005
    ($0.05-$0.07 per share)                                   --              --              --              --           239,960

  Common stock issued for services
   March 31, 2005
    ($0.05-$0.10 per share)                                   --              --              --              --            18,000
   December 31, 2005
    ($0.05-$0.06 per share)                                   --              --              --              --            21,627

  Preferred stock dividend                                    --              --              --              --           (66,436)

  Extension of 1,666,667 warrants                             --              --              --              --            74,700

  Common stock issued for satisfaction of liabilities
   September 30, 2005
    ($0.07 per share)                                         --              --              --              --            40,000
   December 31, 2005
    ($0.142 per share)                                        --              --              --              --            14,200

 Preferred stock converted to common stock
  March 31, 2005                                              --              --              --              --              --
  June 30, 2005                                               --              --              --              --              --
  September 30, 2005                                          --              --              --              --              --
  December 31, 2005                                           --              --              --              --              --

  Net loss                                                    --              --              --        (1,168,328)     (1,168,328)
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2005                                   --      $     (5,768)   $(14,531,596)   $(10,051,355)   $ (3,576,550)

  Proceeds from sale of common stock
   March 21, 2006
    ($0.07 per share)                                         --              --              --              --           250,000
   May 8, 2006
    ($0.08-$0.10 per share)                                   --              --              --              --           280,000
   June 28, 2006
    ($0.10 per share)                                         --              --              --              --            10,000
   August 17, 2006
    ($0.07 per share)                                         --              --              --              --            28,000

  Common stock issued for services
   March 21, 2006
    ($0.06 per share)                                         --              --              --              --            15,000
   May 8, 2006
    ($0.05 per share)                                         --              --              --              --            22,500
   June 6, 2006
    ($0.15 per share)                                         --              --              --              --            24,999

  Common stock issued for repayment of debt
   February 13, 2006
    ($0.11 per share)                                         --              --              --              --            48,485
   April 3, 2006
    ($0.08 per share)                                         --              --              --              --            51,404
   April 6, 2006
    ($0.08 per share)                                         --              --              --              --           156,574
   June 6, 2006
    ($0.10-$0.15 per share)                                   --              --              --              --           394,100

  Preferred stock converted to common stock                   --              --              --              --              --
                             The accompanying notes are an integral part of these financial statements.
                                                                 F-8



                                                          WATER CHEF, INC.
                                               STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   For the Period from January 1, 2002 (Date of Commencement as a
                                           Development Stage Company) to December 31, 2006



                                                                                      Accumulated      Deficit
                                                                                        Deficit       Accumulated
                                                         Stock                          Through         During           Total
                                                      Subscription      Treasury        December      Development     Stockholders'
                                                       Receivable         Stock         31, 2001         Stage         Deficiency
-continued-                                           ------------    ------------    ------------    ------------    ------------

  Reclassification of derivative liabilities upon
   Conversion of debt                                          --              --              --              --           368,800

  4,000,000 Warrants granted for services,
   May 18, 2006                                                --              --              --              --           464,000

  2,500,000 Warrants granted for services,
   May 24, 2006
                                                              --              --               --              --           241,200
 Reclassification of warrants
  and the convertible preferred stock
  embedded conversion option upon
  issuance of convertible debt                                 --              --               --              --         (288,900)



  Preferred stock dividend                                     --              --              --              --           (42,401)

  Net loss                                                     --              --              --        (2,072,917)     (2,072,917)

                                                         ------------    ------------    ------------   ------------   ------------
BALANCE - DECEMBER 31, 2006                               $    --      $     (5,768)   $(14,531,596)   $(12,124,272)   $(3,625,706)
                                                         ============    ============    ============   ============   ============


                             The accompanying notes are an integral part of these financial statements.
                                                                 F-9



                                                     WATER CHEF, INC.

                                 (A Development Stage Company Commencing January 1, 2002)

                                                  STATEMENTS OF CASH FLOWS

                                                                                                           For the
                                                                                                    Period from January 1,
                                                                                                        2002 (Date of
                                                                                                         Commencement
                                                                                                       as a Development
                                                                                                        Stage Company)
                                                                       Year Ended December 31,          to December 31,
                                                                       2006               2005               2006
                                                                   -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(  2,072,917)     $(  1,168,328)     $( 12,124,272)
     Adjustments to reconcile net loss to
      net cash used in operating activities
       Amortization of patents                                             1,854              1,854              9,270
       Interest expense - deferred financing                               7,500              2,813             10,313
       Stock based compensation                                          767,699             53,827          1,545,089
       Accretion of debt discount                                        217,320             75,200            292,520
       Change in fair value of warrants and
         embedded conversion option                                      133,900             (5,800)           128,100
       Loss on settlement of debt                                           --                 --            2,614,017
       Non-dilution agreement termination cost                              --                 --            2,462,453
       Inventory reserve                                                    --                 --              159,250
       Write-off of stock subscription receivable                           --                 --               21,800
       Financing costs - warrant extension                                  --               74,700             74,700
     Change in assets and liabilities
       Inventory                                                          30,000            (30,000)              --
       Prepaid expenses                                                    3,682             (5,851)            37,218
       Accounts payable, accrued expenses, accrued dividends,
         accrued compensation, accrued consulting and director
         fees, customer deposits and other current liabilities           (74,148)           422,350          1,397,991
                                                                   -------------      -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                               (    985,110)      (    579,235)      (  3,371,551)
                                                                   -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Reduction of stock subscription receivable                             --               20,000             65,700
     Proceeds from sale of preferred stock                                  --                 --            1,130,127
     Proceeds from sale of common stock                                  568,000            494,960          1,540,560
     Proceeds from sale of common stock to be issued                        --                 --              200,000
     Deferred financing costs                                       (      7,500)      (      7,500)      (     15,000)
     Proceeds from convertible promissory note                           300,000            250,000            550,000
     Repayment of notes payable                                     (     20,269)      (     15,362)      (     35,631)
                                                                   -------------      -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                840,231            742,098          3,435,756
                                                                   -------------      -------------      -------------

NET (DECREASE) INCREASE IN CASH                                     (    144,879)           162,863             64,205

CASH AT BEGINNING OF YEAR                                                244,595             81,732             35,511
                                                                   -------------      -------------      -------------

CASH AT END OF YEAR                                                $      99,716      $     244,595      $      99,716
                                                                   =============      =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest                                                    $     312,293      $      44,638      $     356,931
                                                                   =============      =============      =============
NON-CASH FINANCING ACTIVITIES:

COMPENSATION SATISFIED BY ISSUANCE OF COMMON STOCK                 $        --        $        --        $      55,250
                                                                   =============      =============      =============

COMMON STOCK ISSUED IN SATISFACTION OF LIABILITIES                 $     650,563      $      40,000      $   6,364,284
                                                                   =============      =============      =============

RECLASSIFICATION OF DERIVATIVE LIABILITIES UPON
     CONVERSION OF DEBT                                            $     368,800      $        --        $     368,800
                                                                   =============      =============      =============

RECLASSIFICATION OF EQUITY INSTRUMENTS TO LIABILITIES              $     288,900      $        --        $     288,900
UPON ISSUANCE OF CONVERTIBLE DEBT                                  =============      =============      =============


                        The accompanying notes are an integral part of these financial statements.
                                                           F-10

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

2. BASIS OF PRESENTATION AND CONTINUED OPERATIONS

Basis of Presentation

The Company discontinued its water cooler and filtration operations in November 2001. As a result, the Company has refocused its efforts on raising capital and developing markets for its proprietary technology. Therefore, for financial purposes, the Company has determined that it has re-entered the development stage commencing January 1, 2002. The Company's statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2006 represent the financial information cumulative, from inception/commencement, required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises."

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company incurred a net loss of $2,072,917 and $1,168,328 for the years ended December 31, 2006 and 2005, respectively. The Company has a working capital deficit and a stockholders' deficiency of approximately $3,123,219 and $3,625,725 at December 31, 2006, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Patents and Trademarks - Patents and trademarks are amortized ratably over 9 to 14 years. The Company assesses the carrying value of its patents for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2006 and 2005, respectively.

Stock-Based Compensation -
Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The adoption of this standard had no effect on operations for the year ended December 31, 2006 as the Company did not issue any options during the period and the Company did not have any vested or unvested options outstanding.

The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. During the year ended December 31, 2006 and 2005, the Company did not issue any employee stock options.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R.

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

The Company did not incur stock based compensation for issuance of options during the year ended December 31, 2005. As such, the pro forma net loss is identical to the net loss as reported in the financial statements of operations. Revenue Recognition - Revenues are recognized when product is shipped, title passes and collectibility is reasonably assured. Allowances for estimated bad debts, sales allowances and discounts are provided when such sales are recorded.

Inventories - Inventories consists of finished goods and are stated at the lower of cost or market utilizing the first-in, first-out method. As of December 31, 2006, the Company had no inventory on hand.

Shipping and Handling Costs - Shipping and handling costs are expensed as incurred as part of cost of sales. These costs were deemed to be immaterial during each of the reporting periods.

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were diminimus for the years ended December 31, 2006 and 2006, respectively.

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

Loss Per Share - Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded from the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of options, warrants and the conversion of preferred stock and convertible debt for the years ended December 31, 2006 and 2005, were 12,719,202 and 21,270,105 respectively.

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

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments - The carrying amounts of the financial instruments reported in the balance sheet approximate their fair market value due to the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated using quoted market prices and estimated rates which would be available to the Company for debt with similar terms.

Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required.

Research and Development - Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. There were no research and development costs incurred during the years ended December 31, 2006 and 2005, respectively.

Deferred Financing Costs - Costs incurred in conjunction with the convertible promissory notes have been capitalized and will be amortized over the term of the notes.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") published SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB No. 3" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB ratified EITF Issue No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1"), which indicates that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. EITF No. 05-1 became effective for annual or interim periods beginning after June 28, 2006. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument" in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered "conventional" for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity.

EITF No. 05-2 became effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations, or cash flows.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 became effective for the first interim or annual reporting period beginning after December 15, 2005. The Company adopted EITF No. 05-7 as of the beginning of the Company's interim reporting period that began on January 1, 2006. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations, or cash flows.

In September 2005, the FASB ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF No. 05-8"), which addresses the treatment of convertible debt issued with a beneficial conversion feature as a temporary difference under the guidance in SFAS 109. In addition, deferred taxes recognized for a temporary difference of debt with a beneficial conversion feature should be recognized as an adjustment of additional paid-in capital. Entities should apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. Its provisions should be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 "Application of EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The Company has applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 for all new convertible debt instruments with a beneficial conversion feature. The adoption of this pronouncement for new convertible debt instruments with a beneficial conversion feature did not have an impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations, or cash flows.

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and reporting for uncertainty in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN 48 are effective after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The adoption of this pronouncement is not expected to have an impact on the financial position, results of operations, or cash flows of the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulleting ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. SAB 108 is effective for fiscal year 2007. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations, or cash flows.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009 The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


4. PATENTS AND TRADEMARKS

Patents and trademarks as of December 31, 2006 consist of the following:


         Patents                                     $      24,500
         Trademarks                                          1,555
                                                     -------------
         Total cost                                         26,055
         Accumulated amortization                      (    10,652)
                                                     -------------
         Patents and Trademarks, Net                 $      15,403
                                                     =============

Amortization expense for the years ended December 31, 2006 and 2005 was $1,854 and $1,854, respectively. The following table presents the Company's estimate for amortization expense for each of the five succeeding years and thereafter.

         2007                                        $       1,854
         2008                                                1,854
         2009                                                1,854
         2010                                                1,854
         2011                                                1,854
         2012 and thereafter                                 6,133
                                                     -------------
                                                     $      15,403
                                                     =============

5. NOTES PAYABLE

Notes payable and accrued interest at December 31, 2006 consists of the following:

                          (a)         $      187,470
                          (b)                635,933
                          (c)                167,453
                                      --------------

                          Total       $      990,856
                                      ==============

(a): These are unsecured notes bearing interest ranging from 10% to 15% per annum, with no specific due date for repayment. The amount due on these notes, inclusive of $104,249 interest is $187,470 at December 31, 2006. No demands for repayment have been made by the note holder.

(b) In April 2001, the Company issued a $400,000 promissory note at an interest rate of 2% per month. In consideration for the issuance of this note, 500,000 shares of the Company's common stock were issued to the note holder and a $74,000 debt discount was recorded and fully amortized in the year ended December 31, 2001. The principal balance and accrued interest was payable on September 1, 2001. The Company did not make such payment and was required to issue an additional 100,000 penalty shares of its common stock to the note holder. The Company recorded additional interest expense of $12,300 related to the issuance of these penalty shares. The amount due on this note, inclusive of $235,933 in interest, is $635,933 at December 31, 2006.

(c) In November 2000, the Company entered into a Convertible Promissory Note agreement, whereby the Company may be advanced a maximum of $300,000. The Company was advanced the following: $100,000 in November 2000, $50,000 in December 2000 and $50,000 in January 2001. No further cash advances were made to the Company. The Convertible Promissory Note agreement also called for the payment of $100,000 of Company expenses. The advances bear interest at 10% per annum and were to have been repaid as of January 15, 2002. A maximum of 6,000,000 shares could have been issued upon conversion had the full $300,000 been advanced. As of December 31, 2006, the balance of the convertible promissory note principal was $167,453 inclusive of interest in the amount of $3,082.

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

The Convertible Promissory Note agreement required the Company to file a registration statement no later than sixty business days from the date of the agreement for no less than the amount of subscribed shares, and to cause the registration statement relating to the registrable securities to become effective the earlier of five business days after notice from the Securities and Exchange Commission that the registration statement may be declared effective, or (b) one hundred twenty days.

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

Accordingly, the warrants and the embedded conversion option were marked to market through earnings at the end of each reporting period. The Company determined that the value of the registration rights was deemed to be de minimis and the related registration statement became effective in January 2006. The warrants and the conversion option were valued using the Black-Scholes valuation model. For the year ended December 31, 2006, the Company reflected a loss of $186,600 representing the change in the value of the warrants and conversion option. During the year ended December 31, 2006, the Company charged to interest expense $112,800 for the accretion of the debt discount.

During the year ended December 31, 2006, the Company issued 3,012,547 shares of common stock for the settlement of the debt and accrued interest. As a result of the conversion the Company reclassified to equity $368,800 of the derivative liabilities.

This Convertible Promissory Note was secured by 4,000,000 shares held by an officer of the Company. At the date of conversion the officer was released from the security interest.

On October 17, 2006, the Company entered into a Convertible Promissory Note for proceeds of $300,000. The loan has a stated interest rate of 8% per annum and matures on February 17, 2007. The Company issued a warrant for 882,352 shares of the Company's common stock, exercisable at $0.085 per share and has a life of three years. The warrant has a cashless exercise provision. The note and accrued interest is convertible at any time after the maturity date into shares of the Company's common stock at a conversion price equal to the current market price multiplied by eighty-five percent.

The Convertible Promissory Note agreement requires the Company to file a registration statement no later than thirty business days from the date of the agreement and no less than the amount of subscribed shares, and to cause the registration statement relating to the registrable securities to become effective the earlier of five business days after notice from the Securities and Exchange Commission that the registration statement may be declared effective, or one hundred twenty days.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

6. CONVERTIBLE PROMISSORY NOTES (continued)

The Convertible Promissory Note agreement included a liquidated damages clause, which stipulates if the registration statement is not filed by the filing date or declared effective by the effective date, then upon failure of either event the subscriber shall be entitled to liquidated damages, payable in cash, in the sum of one percent (1%) of the principal amount of the Note:

     (a) for each 30 day period after the filing date the transpires until the date that the Company files the registration statement, and
     (b) for each 30 day period after the effective date that transpires until such date as the registration statement is declared effective.

The Company accounted for the above transaction in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company has determined that there is an embedded conversion option of the warrants and derivative liabilities. Accordingly, the warrants and the embedded conversion option are recorded at fair market value and marked to market through earnings at the end of each reporting period.

The gross proceeds of $300,000 were recorded net of a discount of $174,200. The debt discount consisted of $12,800 related to the warrants and $161,400 related to the embedded conversion option. The warrants and the embedded conversion option were accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 05-4, View A "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument." Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities.

Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The Company determined that the value of the registration rights was deemed to be de minimis and the related registration statement became effective in January 2007. The warrants and the conversion option are valued using the Black-Scholes valuation model. For the year ended December 31, 2006, the Company reflected a gain of $85,900 representing the change in the value of the warrants and conversion option. During the year ended December 31, 2006, the Company charged to interest expense $104,520 for the accretion of the debt discount.

The Convertible Promissory Note was secured by 4,000,000 shares held by an officer of the Company.

Under the terms of the note the Company is currently in default, subsequent to the year end the Company issued 948,670 shares of common stock for the settlement of $100,000 of principal and $3,249 of accrued interest. The Company plans to issue additional shares of common stock for the settlement of the remaining principal an accrued interest.

Under accounting guidance provide by EITF 00-19, the conversion price of the convertible promissory note did not have a determinable number of shares the note could be settled in. As a result, previously granted warrants as well as the embedded conversion option of the Series F Convertible Preferred Stock were required to be reclassified from equity and presented as a derivative liability in the amount of $288,900. Accordingly, the warrants, options and conversion option will be marked to market through earnings at the end of each reporting period. For the year ended December 31, 2006, the Company incurred an additional charge of $33,200 representing the change in the fair value of the warrants and embedded conversion option of the Series F Convertible Preferred Stock.

7. LOANS PAYABLE - STOCKHOLDER

At December 31, 2006, the Company has been obligated to its Chief Executive Officer who is also a significant stockholder for loans and advances made to the Company totaling $372,781, plus accrued interest of $152,956. These advances were accruing interest ranging from 6% to 12% per annum. The loans have no repayment terms and the stockholder has agreed not to demand payment until January 1, 2008 at the earliest. The Company reported the obligation as a long-term liability on the balance sheet. In January 2007, in conjunction with the resignation of the Chief Executive Officer (Note 15) these loans plus accrued interest were forgiven.

8. COMMON STOCK ISSUED

On March 14, 2006, at the Company's annual meeting of its common, Series A Preferred, Series C Preferred, Series D Preferred, Series F Preferred stockholders (together the "Stockholders"), voting as a single class, voted and approved a proposal to amend the Certificate of Incorporation to increase the Company's authorized capital stock from 200,000,000 shares to 350,000,000 shares, consisting of 340,000,000 shares of common stock and 10,000,000 shares of preferred stock.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


8. COMMON STOCK ISSUED (continued)

During the year ended December 31, 2006, the Company recorded the following transactions:

a. Cash

During the year ended December 31, 2006, the Company raised $568,000 through the sale of 7,869,230 shares of common stock

b. Services

During the year ended December 31, 2006, the Company issued 866,666 shares of common stock for services for a value of $62,499.

On May 18, 2006, the Company granted 4,000,000 warrants to a consultant for past services. The warrants fully vested the date of the grant, have a life of 3 years and are exercisable at $0.10 per share. The Company incurred a stock based compensation charge of $464,000.

On May 24, 2006, the Company granted 2,500,000 warrants to two directors for past services. The warrants fully vested on the date of the grant, have a life of 3 years and are exercisable at $0.15 per share. The Company incurred a stock based compensation charge of $241,200.

c. Conversion of preferred stock into common stock

During year ended December 31, 2006, the Company issued to various parties 1,866,720 shares of its common stock in connection with the conversion of 46,668 shares of preferred stock.

Subsequent to December 31, 2006, the Company issued to various parties 113,920 shares of its common stock in connection with the conversion of 2,848 shares of preferred stock.



                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

8. COMMON STOCK ISSUED (continued)

d. Settlement of debt

During year ended December 31, 2006, the Company issued 6,595,881 shares of common stock for debt and accrued interest of $650,563.



9. PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock, issuable in series with rights, preferences, privileges and restrictions as determined by the board of directors.

At December 31, 2006, outstanding preferred shares were as follows:
                                                                                       Liquidation
                                                   Current                              Preference
                                                    Annual       Total      Dividend   (including
            Authorized   Outstanding     Par       Dividend     Dividend    Arrearage    dividend
              Shares       Shares       Value    Requirement   Arrearage    Per Share   arrearage)
Series A      400,000       52,500   $       53   $   52,500   $  622,600   $  11.86    $1,147,600
Series D    2,000,000       93,000           93       55,800      585,000       6.29     1,119,750
Series F    1,000,000       43,417           43         --        189,871        --          --
                        ----------   ----------   ----------   ----------               ----------

                           188,917   $      189   $  108,300   $1,397,471               $2,267,350
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


9. PREFERRED STOCK (continued)

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

In connection with Series F Preferred Stock conversions, the Company recorded dividends of $42,401 and $66,436 for each of the years ended December 31, 2006 and 2005, respectively.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


10. STOCK OPTION, STOCK APPRECIATION RIGHTS AND WARRANT GRANT PLAN

The Company's President and Director were issued in the aggregate 6,000,000 options to purchase common stock of the Company in January 2004. The total options granted may be converted to common stock at an exercise price of $0.25 and expire in five years. Those options were converted to stock appreciation rights [the "Conversion"] in November 2004. The Conversion consisted of 5,000,000 stock appreciation rights granted to the President which vest over 5 years and 1,000,000 stock appreciation rights granted to the director which vest over 2 years.

In March 1997, the Company, in connection with Bridge Loans for $375,000 issued warrants to purchase 2,500,001 shares of common stock at $.15 per share. These warrants had a life of five years and were to have expired in March 2002. For the year ended December 31, 2000, a total of 333,334 common shares were issued upon the exercise of a like number of warrants, for net proceeds of $50,000. Of the remaining 2,166,667 un-exercised warrants at March 2002, a total of 1,666,667 warrants had their lives extended for an additional two years until March 2004 and then later for another twelve months until March 2005. The remaining balance of 500,000 warrants was not extended and, accordingly, they have expired. The extension of the exercise date was part of a settlement that the Company had reached with certain debenture holders that had brought legal action against the Company. In June 2005, the Company extended for the second time the life of the warrants for one year. The Company recorded an additional charge of $74,700, which has been included in the statements of operations.

The fair value of each stock option, or warrant granted, is estimated on the date of grant using the Black-Scholes option-pricing model. During the year ended December 31, 2005, the Company granted 433,000 warrants in connection with the Convertible Promissory Note and 883,000 warrants during the year ended December 31, 2006.

The following tables illustrate the Company's warrant issuances and balances outstanding as of, and during the years ended December 31, 2006 and 2005:



                                   Shares Underlying   Weighted Average
                                       Warrants         Exercise Price
                                   -----------------   ----------------
Outstanding at December 31, 2004       1,666,667            $ 0.15
   Granted                               433,000              0.14
   Expired                                     -                 -
   Exercised                                   -                 -
                                   -----------------    ---------------
Outstanding at December 31, 2005       2,099,667            $ 0.15
   Granted                             7,382,352              0.12
   Expired                            (1,666,667)            (0.15)
   Exercised                                   -                 -
                                   -----------------    ---------------
Outstanding at December 31, 2006       7,815,352            $ 0.12
                                   =================    ===============

The following is additional information with respect to the Company's warrants as of December 31, 2006:



              WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
 -----------------------------------------------   -----------------------------
                            Weighted
                             Average    Weighted
             Number of     Remaining     Average    Number of      Weighted
 Exercise  Outstanding    Contractual   Exercise   Exercisable      Average
  Price      Warrants        Life        Price      Warrants     Exercise Price
---------  ------------   ------------   -------  ------------   --------------
  $ 0.09       882,352     2.8 years      $0.09       882,352        $0.09
  $ 0.10     4,000,000     2.4 years      $0.10     4,000,000        $0.10
  $ 0.14       433,000     1.8 years      $0.14       433,000        $0.14
  $ 0.15     2,500,000     2.4 years      $0.15     2,500,000        $0.15
---------  ------------   ------------   -------  ------------   --------------
             7,815,352                               7,815,352
           ============                           ============

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


11. LEASES

The Company's lease for its administrative facilities located in Glen Head, New York is on a month to month basis. This lease terminated on March 31, 2006.

Rent expense, for the years ended December 31, 2006 and 2005 was $31,935 and $30,189, respectively.

The Company entered into a month to month lease beginning April 2, 2007 in Melville, New York for its administrative facilities.

12. LITIGATION

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

For the year ended December 31, 2006 and 2005, no provision for income taxes has been provided for, as a result of continued net operating losses. The Company is subject to certain state and local taxes based on capital. The state and local taxes based on capital were immaterial for each of the years ended December 31, 2006 and 2005.

The effective tax rate differs from the statutory rate of 34% due to the increase of the valuation allowance.

The Company has net operating loss carry-forwards for federal income tax purposes totaling approximately $23,600,000 at December 31, 2006. These carry-forwards expire between the years 2009 through 2026. Utilization of these loss carry-forwards may be limited under Internal Revenue Code Section 382. The deferred tax asset arising from the net operating loss carry-forwards has been offset by a corresponding valuation allowance.

The valuation allowance primarily relates to the federal and state net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of $8,750,000 is provided. The valuation allowance increased approximately $1,800,000 during 2006 related to increased net operating losses.

14. MAJOR CUSTOMERS

During the year ended December 31, 2006, the Company sold two systems to one customer and recognized revenues of $115,000. During the year ended December 31, 2005, the Company sold five systems to two customers and recognized revenue of $260,000.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


15. COMMITMENTS AND CONTINGENCIES

In January 1, 2004, the Company entered into a 5 year employment agreement with its Chief Executive Officer ("Employee"). The Company agreed to pay to the Employee for the services to be rendered a base salary at an annual rate of three hundred and fifty thousand dollars. The Company granted to its employee a five-year option for 5,000,000 shares of the Company's outstanding common stock for an option price of $.25 per share. The option will vest in fifty equal, consecutive monthly increments of 100,000 shares each on the first day of each month beginning with January of 2004 and ending with February of 2008. Those options were converted to stock appreciation rights in November 2004. As of December 31, 2006, approximately $471,600 was owed and is included on the balance sheet as part of accrued compensation. On January 29, 2007, the Company's Chief Executive Officer resigned and surrendered his Stock Appreciation Rights, any severance under his employment agreement, returned 20,000,000 shares of common stock, forgave $525,738 of notes payable and accrued interest and relinquished his rights to approximately $471,600 of unpaid and accrued salary. The Company will reclassify to equity in the first quarter ended 2007 approximately $471,600 for the relinquishment of his rights to the unpaid and accrued salary and $525,738 notes payable and accrued interest. The return of the shares will be recorded as a retirement and cancellation of the common stock. The cancellation of the stock appreciation rights did not have an accounting impact.

On March 9, 2004, the Company extended for two additional years the consulting agreement with a director. The Company agreed to increase his monthly payment to $10,000 per month. The Company also gave him the right to purchase one million shares of the Company's common stock at a price of $0.25 per share, such right to vest at the rate of 50% per year. Those options were converted to stock appreciation rights in November 2004. For each of the years ended December 31, 2006 and 2005, the Company incurred a charge of $60,000 and $120,000 respectively, which has been included in the statement of operations as part of selling general and administrative costs. In addition, the director earned approximately $25,000 of director fees. On February 12, 2007 the director resigned from the Board of Directors and waived his rights to any accrued compensation owed to him by the Company. The Company will reclassify the debt of approximately $330,000 during the first quarter ended 2007 to equity for the relinquishment of his rights to the unpaid and accrued consulting and director fees.


16. CREDIT RISK

The Company maintains its cash in accounts with major financial institutions in the United States. From time to time, these balances may exceed the amounts of insurance provided on such deposits. As of December 31, 2006, there were no uninsured balances.


17. SUBSEQUENT EVENTS

In January 2007, David Conway resigned as President and Chief Executive Officer of the Corporation, and as a member of the Board of Directors. In February 2007, Marshall Sterman resigned as a member of the Board of Directors.

In January 2007, Leslie J. Kessler was appointed as President of the Company. In connection with her employment, she is to receive a salary of $9,000 per month. In addition, Ms. Kessler will be issued 2,000,000 shares of the Company's common stock and a warrant to purchase 2,000,000 shares of the Company's common stock. The Company plans to implement a performance-based cash incentive plan for Ms. Kessler as well. The complete terms of the employment agreement have not been finalized.

In February 2007, Ms. Kessler was appointed Chief Executive Officer and was elected to the Board of Directors.

In January 2007, Dr. Ronald W. Hart, Chairman of the Company's Board of Scientific Advisors, was appointed to the Board of Directors of Water Chef, Inc.

Effective with David Conway's resignation, John J. Clarke became Chairman of the Board, and upon Marshall Sterman's resignation he became Chairman of the Audit and Compensation Committees of the Board.