Form 10QSB
period 2007-03-31
WATER CHEF INC
filed 2007-05-14
CIK 764839

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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


             68 South Service Road, Suite 100, Melville, New York 11747
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                  631-577-7915
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                   1007 Glen Cove Avenue, Glen Head, New York 11545
    -------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes      No  X
                                    -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                         OUTSTANDING AS OF May 2, 2007


           CLASS                                                     Common
           -----                                                     ------
Par value $0.001 per share                                         184,802,456


Transitional small business disclosure format (check one):  Yes      No  X
                                                               -----   -----

--------------------------------------------------------------------------------
                                     Page 1

                                WATER CHEF, INC.



                                      INDEX


PART I - FINANCIAL INFORMATION:                                         Page
                                                                        ----
   ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEET (UNAUDITED)                                  3
       At March 31, 2007

     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                       4
       For the Three Months Ended March 31, 2007 and 2006
       For the Period January 1, 2002 to March 31, 2007

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)          5-6
       For the Three Months Ended March 31, 2007

     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                       7
       For the Three Months Ended March 31, 2007 and 2006
       For the Period January 1, 2002 to March 31, 2007

     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                  8-13

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN                  14
              OF OPERATION

   ITEM 3 - CONTROLS AND PROCEDURES                                       16

PART II - OTHER INFORMATION:

   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   17

   ITEM 6 - EXHIBITS                                                      18


       SIGNATURE                                                          19

       CERTIFICATIONS

                                        i

--------------------------------------------------------------------------------
                                     Page2

                                WATER CHEF, INC.
            (A Development-Stage Company Commencing January 1, 2002)
                             CONDENSED BALANCE SHEET
                              AT MARCH 31, 2007
                                   (UNAUDITED)



                                     ASSETS
                                     ------


CURRENT ASSETS:
  Cash                                                             $     39,388
  Prepaid expenses                                                        6,833
                                                                   ------------
      TOTAL CURRENT ASSETS                                               46,221
                                                                   ------------

OTHER ASSETS:
  Patents and trademarks - net of accumulated
    amortization of $11,115                                              14,940
  Other assets                                                            6,360
                                                                   ------------
      TOTAL OTHER ASSETS                                                 21,300
                                                                   ------------
      TOTAL ASSETS                                                 $     67,521
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $    368,533
  Accrued compensation                                                  108,000
  Accrued consulting and director fees                                  140,583
  Notes payable to officer and director (including accrued
  Interest of $397                                                      100,397
  Notes payable (including accrued interest of $373,553)              1,021,144
  Convertible promissory note (including accrued interest
    of $5,867)                                                          130,867
  Fair value of detachable warrants and options                         437,600
  Fair value of embedded conversion options                              61,400
  Accrued dividends payable                                             190,010
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       2,558,534
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock - $.001 par value; 10,000,000
shares authorized; 186,069 shares issued and outstanding,
  (liquidation preference $2,294,425)                                       186
Common stock - $.001 par value; 340,000,000 shares
  authorized; 180,845,070 shares issued and 180,840,670
  shares outstanding                                                    180,847
Additional paid-in capital                                           24,386,902
Treasury stock, at cost - 4,400 shares of common stock                   (5,768)
Deficit accumulated through December 31, 2001                       (14,531,596)
Deficit accumulated during development stage                        (12,521,584)
                                                                   ------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                   (2,491,013)
                                                                   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $     67,521
                                                                   ============


                  See notes to condensed financial statements.

--------------------------------------------------------------------------------
                                     Page 3




                                          WATER CHEF, INC.
                      (A Development-Stage Company Commencing January 1, 2002)
                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                      For the Three Months Ended
                                                               March 31,              For the Period
                                                    ------------------------------  January 1,2002 to
                                                        2007             2006         March 31, 2007
                                                    -------------    -------------    -------------
Sales                                               $        --      $     115,000    $     471,290
                                                    -------------    -------------    -------------

Costs and Expenses (Income)

   COST OF SALES                                          15,000           51,000          567,680

   SELLING, GENERAL AND ADMINISTRATIVE -
   Including stock based compensation of
   $0 and $15,000 for the three months ended
   March 31, 2007 and 2006, respectively and
   $1,545,089 for the period January 1, 2002 to
   March 31, 2007, respectively                           162,537           284,971        5,819,588

NON-DILUTION AGREEMENT TERMINATION COSTS                      --               --          2,462,453

INTEREST EXPENSE - including interest expense
  to a related party of $397 and $5,967 for the
  three months ended March 31, 2007 and 2006,
  respectively and $119,737 for the period
  January 1, 2002 through March 31, 2007                  107,275          155,800        1,213,836

FINANCING COSTS - EXTENSION OF WARRANTS                      --               --             74,700

LOSS ON SETTLEMENT OF DEBT                                   --               --          2,614,017

CHANGE IN FAIR VALUE OF WARRANTS AND EMBEDDED
  CONVERSION OPTION                                       112,500          114,200          240,600
                                                    -------------    -------------    -------------
                                                          397,312          605,971       12,992,874
                                                    -------------    -------------    -------------
NET LOSS                                                 (397,312)        (490,971)     (12,521,584)
                                                    -------------    -------------    -------------
DEEMED DIVIDEND ON PREFERRED STOCK                           --               --         (2,072,296)

PREFERRED STOCK DIVIDENDS                                    (139)            --           (509,206)
                                                    -------------    -------------    -------------
                                                             (139)            --         (2,581,502)
                                                    -------------    -------------    -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $    (397,451)   $    (490,971)   $ (15,103,086)
                                                    =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE             $       (0.00)   $       (0.00)
                                                    =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                   189,766,250      182,431,046
                                                    =============    =============


                            See notes to condensed financial statements.

----------------------------------------------------------------------------------------------------
                                               Page 4



                                                       WATER CHEF, INC.
                                   (A Development Stage Company Commencing January 1, 2002)
                                        CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                          (UNAUDITED)



                                                        Preferred Stock                  Common Stock            Additional
                                                  ----------------------------    ---------------------------      Paid-in
                                                     Shares          Amount          Shares         Amount         Capital
                                                  ------------    ------------    ------------   ------------   ------------


FOR THE THREE MONTHS ENDED MARCH 31, 2007

   BALANCE - JANUARY 1, 2007                           188,917    $        189     198,977,497   $    198,977   $ 22,836,764

Common stock issued in repayment of debt
  ($0.132 per share) February 26, 2007                    --              --           195,212            195         25,534
  ($0.111 per share) March 8, 2007                        --              --           234,165            234         25,571
  ($0.107 per share) March 14, 2007                       --              --           256,643            257         25,587
  ($0.099 per share) March 19, 2007                       --              --           262,650            263         25,608
  ($0.097 per share) March 23, 2007                       --              --           806,583            807         76,867

Preferred stock converted to common stock
   during the quarter ended March 31, 2007              (2,848)               (3)      113,920            114           (111)

Cancellation of debt for no consideration                 --              --              --             --        1,327,321

Surrender and cancellation of commons stock               --              --       (20,000,000)       (20,000)        20,000

Reclassification of derivative liability
   to equity upon conversion of debt                      --              --              --             --           20,900

Reclassification of derivative liability
   to equity upon conversion of preferred stock           --              --              --             --            3,000

Preferred stock dividend                                  --              --              --             --             (139)

Net loss                                                  --              --              --             --             --
                                                  ------------    ------------    ------------   ------------   ------------
BALANCE - March 31, 2007                               186,069    $        186     180,846,670   $    180,847   $ 24,386,902
                                                  ============    ============    ============   ============   ============


                                        See notes to condensed financial statements.

-----------------------------------------------------------------------------------------------------------------------------
                                                            Page 5




                                              WATER CHEF, INC.
                          (A Development Stage Company Commencing January 1, 2002)
                               CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                 (UNAUDITED)
                                                 (Continued)



                                                                 Deficit         Deficit
                                                               Accumulated      Accumulated
                                                 Treasury        Through          During          Total
                                                   Stock         December       Development    Stockholders'
                                                 -at cost        31, 2001          Stage        Deficiency
                                               ------------    ------------    ------------    ------------


FOR THE THREE MONTHS ENDED March 31, 2007

   BALANCE - JANUARY 1, 2007                   $     (5,768)   $(14,531,596)   $(12,124,272)   $ (3,625,706)

Common stock issued in repayment of debt
  ($0.132 per share) February 26, 2007                 --             --              --             25,729
  ($0.111 per share) March 8, 2007                     --             --              --             25,805
  ($0.107 per share) March 14, 2007                    --             --              --             25,844
  ($0.099 per share) March 19, 2007                    --             --              --             25,871
  ($0.097 per share) March 23, 2007                    --             --              --             77,674

Preferred stock converted to common stock
   during the quarter ended March 31, 2007             --             --              --              --

Cancellation of debt for no consideration              --             --              --          1,327,321

Surrender and cancellation of commons stock            --             --              --              --

Reclassification of derivative liability
   to equity upon conversion of debt                   --             --              --             20,900

Reclassification of derivative liability
   to equity upon conversion of preferred stock        --             --              --              3,000

Preferred stock dividend                               --             --              --               (139)

Net loss                                               --             --           (397,312)       (397,312)
                                               ------------    ------------    ------------    ------------
BALANCE - March 31, 2007                       $     (5,768)   $(14,531,596)   $(12,521,584)   $ (2,491,013)
                                               ============    ============    ============    ============


                                See notes to condensed financial statements.

------------------------------------------------------------------------------------------------------------
                                                   Page 6




                                        WATER CHEF, INC.
                    (A Development-Stage Company Commencing January 1, 2002)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)



                                                    For the Three Months Ended    For the Period
                                                            March 31,            January 1, 2002
                                                   ----------------------------   (Inception) to
                                                       2007            2006       March 31, 2007
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (397,312)   $   (490,971)   $(12,521,584)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Amortization of patents                               463             463           9,733
      Interest expense - deferred financing               4,687           4,687          15,000
      Stock-based compensation                             --            15,000       1,545,089
      Accretion of debt discount                         69,800         112,800         362,320
      Change in fair value of warrants and
        embedded conversion option                      112,500         114,200         240,600
      Loss on settlement of debt                           --              --         2,614,017
      Non-dilution agreement termination cost              --              --         2,462,453
      Inventory reserve                                    --              --           159,250
      Write-off of stock subscription receivable           --              --            21,800
      Financing cost - warrant extension                   --              --            74,700
  Changes in assets and liabilities:
    Prepaid expenses                                     12,449          (5,705)         49,667
    Security deposits                                    (3,198)           --            (3,198)
    Inventory                                              --            30,000             --
    Accounts payable, accrued expenses, accrued
      dividends, accrued compensation, accrued
      Consulting and director fees, and
      other current liabilities                          40,283         (69,546)      1,438,274
                                                   ------------    ------------    ------------
      NET CASH USED IN OPERATING ACTIVITIES            (160,328)       (289,072)     (3,531,879)
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction in stock subscription receivable               --              --            65,700
  Proceeds from sale of preferred stock                    --              --         1,130,127
  Proceeds from sale of common stock                       --           250,000       1,540,560
  Proceeds from sale of common stock
    to be issued                                           --              --           200,000
  Deferred financing costs                                 --              --           (15,000)
  Proceeds from convertible promissory note                --              --           550,000
  Proceeds from officers and director loans             100,000            --           100,000
  Repayment of notes payable                               --            (8,602)        (35,631)
                                                   ------------    ------------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES         100,000         241,398       3,535,756
                                                   ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH                         (60,328)        (47,674)          3,877

CASH AT BEGINNING OF PERIOD                              99,716         244,595          35,511
                                                   ------------    ------------    ------------
CASH AT END OF PERIOD                              $     39,388    $    196,921    $     39,388
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Compensation satisfied by issuance of
    common stock                                   $       --      $       --      $     55,250
                                                   ============    ============    ============
  Common stock issued in
    satisfaction of liabilities                    $    181,013    $     48,485    $  6,545,297
                                                   ============    ============    ============
  Reclassification of derivative liabilities
    upon conversion of debt                        $     20,900    $       --      $    389,700
                                                   ============    ============    ============
  Reclassification of derivative liabilities
    upon conversion of preferred stock             $      3,000    $       --      $      3,000
                                                   ============    ============    ============

  Cancellation of debt for no consideration        $  1,327,321    $       --      $  1,327,321
                                                   ============    ============    ============


                         See notes to condensed financial statements.

------------------------------------------------------------------------------------------------
                                             Page 7

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS

Water Chef, Inc. (the "Company"), is a Delaware corporation currently engaged in the design and marketing of water dispensers and purification equipment both inside and outside the United States. The Company's corporate headquarters are located in Melville, New York.

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

The operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on March 30, 2007, for the year ended December 31, 2006.

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

STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition.


NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $27,053,000 and has a working capital deficiency of approximately $2,512,000 at March 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

The accompanying condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

--------------------------------------------------------------------------------
                                     Page 8

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

--------------------------------------------------------------------------------
                                     Page 9

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - RECENT ACCOUNTING STANDARDS (continued)

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

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses".

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

--------------------------------------------------------------------------------
                                    Page 10

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - RECENT ACCOUNTING STANDARDS (continued)

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $8 million as of March 31, 2007, primarily relating to net operating loss carryforwards of approximately $24 million, available to offset future taxable income through 2026.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.


NOTE 5 - CONVERTIBLE PROMISSORY NOTES

On October 17, 2006, the Company entered into a Convertible Promissory Note for proceeds of $300,000. The loan has a stated interest rate of 8% per annum and matured on February 17, 2007. The Company issued a warrant for 882,352 shares of the Company's common stock, exercisable at $0.085 per share and has a life of three years. The warrant has a cashless exercise provision. The note and accrued interest are convertible at any time after the maturity date into shares of the Company's common stock at a conversion price equal to the current market price multiplied by eighty-five percent. After the maturity date, the lender converted $175,000 of principal and $5,923 of interest to 1,755,253 shares of common stock in the first quarter.

The Convertible Promissory Note agreement required the Company to file a registration statement no later than thirty business days from the date of the agreement for no less than the amount of subscribed shares, and to cause the registration statement relating to the registrable securities to become effective the earlier of five business days after notice from the Securities and Exchange Commission that the registration statement may be declared effective, or one hundred twenty days.

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

The gross proceeds of $300,000 were recorded net of a discount of $174,200. The debt discount consisted of $12,800 related to the warrants and $161,400 related to the embedded conversion option. During the quarter ended March 31, 2007 the Company charged to interest expense $69,800 for the accretion of the debt discount.

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

--------------------------------------------------------------------------------
                                    Page 11

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

The Convertible Promissory Note was secured by 4,000,000 shares of the Company's common stock held by an officer of the Company.

Under the terms of the note, as of March 31, 2007, the Company is in default. During the three months ended March 31, 2007, the Company issued 1,755,253 shares of common stock for the settlement of $175,000 of principal and $5,923 of accrued interest.

Under accounting guidance provide by EITF 00-19, the conversion price of the convertible promissory note did not have a determinable number of shares the note could be settled in. As a result, previously granted warrants as well as the embedded conversion option of the Series F Convertible Preferred Stock were required to be reclassified from equity and presented as a derivative liability. Accordingly, the warrants, options and conversion option will be marked to market through earnings at the end of each reporting period.

For the quarter ended March 31, 2007, the Company reflected a charge of $112,500 representing the change in the fair value of the warrants and the embedded conversion options.

NOTE 6 - NET LOSS PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock for the three months ended March 31, 2007 and 2006 were 10,476,819 and 11,270,107, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases
During April 2007, the Company moved its administrative offices to Melville, New York subject to a month-to-month lease.


NOTE 8 - COMMON STOCK ISSUED

Debt
----
During the three months ended March 31, 2007, the Company issued 1,755,253 shares of common stock for $175,000 of debt principal and $5,923 of accrued interest.

Conversion of preferred stock into common stock
-----------------------------------------------
During the three months ended March 31, 2007, the Company issued 113,920 shares of common stock in connection with the conversion of 2,848 shares of preferred stock.

Relinquishment of common stock
------------------------------
Effective with his resignation as President and Chief Executive Officer, on January 29, 2007 David Conway returned to the Company 20,000,000 shares of common stock owned by him and his affiliates. The return of the shares was recorded as a retirement and cancellation of the common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

On January 29, 2007, the Company's President and Chief Executive Officer resigned and surrendered his stock appreciation rights, any severance under his employment agreement, returned 20,000,000 shares of common stock, forgave $525,738 of notes payable and accrued interest, and relinquished his rights to $471,583 of unpaid and accrued salary.

The Company reclassified the accrued compensation, notes payable and accrued interest to equity. The return of the shares was recorded as a retirement and cancellation of the common stock. The cancellation of the stock appreciation rights did not have an accounting impact.

--------------------------------------------------------------------------------
                                    Page 12

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

On February 12, 2007, Marshall S. Sterman resigned from the Board of Directors and waived his rights to any accrued consulting and director fees owed to him by the Company. The Company reclassified the debt of $330,000 during the first quarter ended March 31, 2007 to equity.

In January 2007, Leslie J. Kessler was appointed as President of the Company. In connection with her employment, she is to receive a salary of $9,000 per month. In addition, Ms. Kessler will be issued 2,000,000 shares of the Company's common stock and a warrant to purchase 2,000,000 shares of the Company's common stock. The warrants are exercisable at $0.11 per share, have a life of three years and vest over two years. In addition, the employment agreement provides for certain performance-based cash incentives.

Subsequent to March 31, 2007, the Company issued the 2,000,000 shares of common stock at a value of $204,000 and granted the warrants at a value of $113,000. The warrants were valued using the Black Scholes option valuation model.

In March 2007, the Chief Executive Officer and a Director each made bridge loans of $50,000 to the Company. The loans pay simple interest at the rate of 10% per annum and are due and payable in 120 days. Failure to repay the loans on a timely basis will entitle the lenders to convert their debt to common stock at a price equal to 50% of the average closing price of the Company's common stock over the three previous business days before demand for conversion is made.

NOTE 10 - MAJOR CUSTOMERS / CREDIT RISK

During the three months ended March 31, 2007, the Company had no sales. During the three months ended March 31, 2006, the Company sold two units to one customer and recognized revenues of $115,000.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

NOTE 11 - CONTINGENCIES

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

NOTE 12 - SUBSEQUENT EVENTS

In April 2007, the Company issued 1,455,746 shares of common stock for conversion of the remaining $125,000 of principal and $5,156 of accrued interest for the Convertible Promissory Note dated October 17, 2006. The repayment of the Note has been fully satisfied.

In April 2007, the Company entered into an employment agreement with Richard Ayotte as Vice President of sales and marketing. The executive will be compensated at an annual salary of $84,000 and eligible for a performance based incentive bonus up to 50% of the employee's most recent base salary. In addition, the Company will issue in the aggregate 1,500,000 shares of common stock of which 500,000 will vest immediately and the remaining 1,000,000 shares will vest over three years. The Company also granted a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.11 per share. The warrants will have a life of three years and vest equally over two years.

Subsequent to March 31, 2007, the Company issued 500,000 shares of common stock to the Vice President valued at $51,000 and granted warrants for 2,000,000 shares of common stock. The warrants were valued at $105,800 using the Black Scholes option valuation model and will be charged to operations over the vesting term of two years.

--------------------------------------------------------------------------------
                                    Page 13

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations
---------------------
Revenue for the three months ended March 31, 2007 and 2006 were $0 and $115,000, respectively. During the three months ended March 31, 2006, the Company recognized the sale of two PureSafe Water Station Systems

Cost of sales for the three month period ended March 31, 2007 and 2006 were $15,000 and $51,000, respectively. An analysis of the components of cost of sales in the 2007 and 2006 periods follows:

Cost of Sales                Product       Rent and Overhead
   Period                      CGS      Payments to Manufacturer       Total
-------------------         ---------   -------------------------    ---------

For the three months ended
March 31, 2007               $   --             $  15,000             $ 15,000

For the three months ended
March 31, 2006               $ 30,000           $  21,000             $ 51,000


Selling, general and administrative expenses for the three months ended March 31, 2007 were $162,537, compared to $284,971 for the three months ended March 31, 2006, a decrease of 43%

The net loss for the three months ended March 31, 2007 was $397,312 compared to $490,971 in the same period ended March 31, 2006.


Liquidity and Capital Resources
-------------------------------
At March 31, 2007, the Company had a working capital deficiency of approximately $2,512,000. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $27,053,000. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

--------------------------------------------------------------------------------
                                    Page 14

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


In March 2007. the Chief Executive Officer and a Director each made bridge loans of $50,000 to the Company. The loans pay simple interest at the rate of 10% per annum and are due and payable in 120 days. Failure to repay the loans on a timely basis will entitle the lenders to convert their debt to common stock at a price equal to 50% of the average closing price of the Company common over the three previous business days before demand for conversion is made.




Recent Accounting Standards
---------------------------


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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of

--------------------------------------------------------------------------------
                                    Page 15
consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

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

The second reportable condition identified is in our inability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. This condition is considered a material weakness. In recent years we have consummated a series of complex debt and equity transactions involving the application oh highly specialized accounting principles. Although we believe these events are unique to our Company, we are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transactions.

Changes in Internal Controls
----------------------------

Management has evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2007. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the quarter ended March 31, 2007 that have materially affected or that are reasonably likely to affect the internal controls.

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

--------------------------------------------------------------------------------
                                    Page 16

                           PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company issued 1,755,253 shares of common stock for the settlement of $180,923 of debt and accrued interest.

During the three months ended March 31, 2007, the Company issued 113,920 shares of common stock in connection with the conversion of 2,848 shares of preferred stock.

Effective with his resignation as President and Chief Executive Officer on January 29, 2007, Mr. Conway has returned to the Company 20,000,000 shares of common stock owned by him and his affiliates.

The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. These shares were offered to less than 35 "non-accredited" investors and were purchased for investment purposes with no view to resale.

--------------------------------------------------------------------------------
                                    Page 17

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

--------------------------------------------------------------------------------
                                    Page 18

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Water Chef, Inc.





                                            /s/  Leslie J. Kessler
Date May 14, 2007                      -----------------------------------
                                                 Leslie J. Kessler
                                                 President, Chief Executive
                                                 Officer, and Chief Financial
                                                 Officer
                                                 (Principal Operating Officer)

--------------------------------------------------------------------------------
                                    Page 19