Form 10QSB
period 2007-06-30
WATER CHEF INC
filed 2007-08-13
CIK 764839

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from           to
                                            ----------    ----------

                         Commission file number 1-09478

                                WATER CHEF, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                             86-0515678
 ------------------------------                               -----------------
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                              Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes      No  X
                                    -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                        OUTSTANDING AS OF AUGUST 7, 2007
           CLASS                                                      Common
           -----                                                      ------
Par value $0.001 per share                                          190,191,843

Transitional small business disclosure format (check one) Yes      No  X
                                                             -----   -----

--------------------------------------------------------------------------------

                                WATER CHEF, INC.

                                      INDEX




                                                                          PAGE


PART I - FINANCIAL INFORMATION:


                         ITEM 1: FINANCIAL STATEMENTS:

     Condensed Balance Sheet (Unaudited)
        At June 30, 2007                                                   2-3

     Condensed Statements of Operations (Unaudited)
        For the Three Months Ended June 30, 2007 and 2006
        For the Six Months Ended June 30, 2007 and 2006
        For the Period January 1, 2002 to June 30, 2007                     4

     Condensed Statement of Stockholders' Deficiency (Unaudited)
        For the Six Months Ended June 30, 2007 and 2006
                                                                           5-6
     Condensed Statements of Cash Flows (Unaudited)
        For the Six Months Ended June 30, 2007 and 2006
        For the Period January 1, 2002 to June 30, 2007                    7-8

     Notes to Condensed Financial Statements (Unaudited)                   9-16


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        17-20

ITEM 3:  CONTROLS AND PROCEDURES                                          21-22


PART II: OTHER INFORMATION:


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       23

ITEM 6: EXHIBITS                                                           24

SIGNATURE                                                                  25

--------------------------------------------------------------------------------

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)


                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2007

                                     ASSETS


CURRENT ASSETS:
    Cash                                                                $215,129
    Prepaid expenses and other current assets                             30,685
                                                                        --------

      Total Current Assets                                               245,814
                                                                        --------

FIXED ASSETS:
    Property and equipment  net of accumulated
     depreciation of $234                                                 13,806
                                                                        --------

OTHER ASSETS
    Patents and trademarks  net of accumulated
       amortization of $11,579                                            14,476
    Other assets                                                           6,360
                                                                        --------

      Total Other Assets                                                  20,836
                                                                        --------

TOTAL ASSETS                                                            $280,456
                                                                        ========


                  See notes to condensed financial statements.


---------------------------------------------------------------------------------


                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2007

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:
    Accounts payable and accrued expenses                            $   401,099
    Accrued compensation                                                 135,000
    Accrued consulting and director fees                                 155,833
    Notes payable to officer and director
      (including accrued interest of $2,863)                             102,863
    Notes payable
      (including accrued interest of $393,361)                         1,001,314
    Fair value of detachable warrants and options                        501,800
    Fair value of embedded conversion options                            143,900
    Accrued dividends payable                                            190,084
                                                                     -----------

TOTAL CURRENT LIABILITIES                                              2,631,893
                                                                     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
    Preferred stock  $.001 par value; 10,000,000 shares
      Authorized; 185,819 shares issued and outstanding,
      (liquidation preference $2,294,425)                                    186
    Common stock  $.001 par value; 340,000,000 shares authorized;
      190,196,243 shares issued and 190,191,843 shares outstanding       190,191
    Additional paid-in capital                                        25,333,677
    Treasury stock, at cost - 4,400 shares of common stock           (     5,768)
    Deficit accumulated through December 31, 2001                    (14,531,596)
    Deficit accumulated during development stage                     (13,338,127)
                                                                     -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                       ( 2,351,437)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $   280,456
                                                                     ===========


                  See notes to condensed financial statements.




------------------------------------------------------------------------------------------------------------------------------------

                                                          WATER CHEF, INC.
                                      (A Development Stage Company Commencing January 1, 2002)

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)



                                                                                                                     For the period
                                                     For the Three Months Ended        For the Six Months Ended      January 1, 2002
                                                             June 30,                          June 30,                 to June 30,
                                                          -------------                     -------------             -------------

                                                       2007             2006             2007            2006             2007
                                                   -------------    -------------    -------------   -------------    -------------
SALES                                              $        --      $        --      $        --           115,000    $     471,290
                                                   -------------    -------------    -------------   -------------    -------------

COST OF SALES                                              8,000           21,000           23,000          72,000          575,680

SELLING, GENERAL AND ADMINISTRATIVE
  Including stock based compensation of
  $503,838 and $727,000 for the three months
  ended June 30, 2007 and 2006 and $503,838
  and $767,699 for the six months ended June 30,
  2007 and 2006, and  $2,038,927 for the period
  January 1, 2002 to June 30, 2007, respectively         757,718          878,966          920,255       1,163,937        6,577,306


NON-DILUTION AGREEMENT TERMINATION COST                     --               --               --              --          2,462,453

INTEREST EXPENSE  Including interest expense to
  related parties of $2,466 and $5,967 for the
  three months ended June 30, 2007 and 2006 and
  $2,863 and $ 11,934 for the six months ended
  June 30, 2007 and 2006, and $122,203 for the
  period January 1, 2002 through June 30, 2007,
  respectively                                            31,925           36,064          139,200         191,864        1,245,761

FINANCING COSTS - EXTENSION OF WARRANTS                     --               --               --              --             74,700

LOSS ON SETTLEMENT OF DEBT                                  --               --               --              --          2,614,017

INTEREST EXPENSE - CONVERSION PROVISION                  113,000             --            113,000            --            113,000

CHANGE IN FAIR VALUE OF WARRANTS
   AND EMBEDDED CONVERSION OPTION                        (94,100)          72,400           18,400         186,600          146,500
                                                   -------------    -------------    -------------   -------------    -------------
                                                         816,543        1,008,430        1,213,855       1,614,401       13,809,417
                                                   -------------    -------------    -------------   -------------    -------------

NET LOSS                                                (816,543)      (1,008,430)      (1,213,855)     (1,499,401)     (13,338,127)
                                                   -------------    -------------    -------------   -------------    -------------

DEEMED DIVIDEND ON PREFERRED STOCK                          --               --               --              --        ( 2,072,296)

PREFERRED STOCK DIVIDENDS                            (        74)     (    42,401)     (       213)    (    42,401)     (   509,280)
                                                   -------------    -------------    -------------   -------------    -------------
                                                     (        74)     (    42,401)     (       213)    (    42,401)     ( 2,581,576)
                                                   -------------    -------------    -------------    -------------   -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS         $ (   816,469)   $ ( 1,050,831)   $ ( 1,214,068)   $ ( 1,541,802)  $ (15,919,703)
                                                   -------------    -------------    -------------    -------------   -------------

BASIC AND DILUTED LOSS PER COMMON SHARE            $ (      0.00)   $ (      0.01)   $ (      0.01)   $(      0.01)
                                                   -------------    -------------    -------------   -------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING  BASIC AND DILUTED                     185,852,398      193,303,682      187,799,075     187,869,690
                                                   -------------    -------------    -------------   -------------


                                                See notes to condensed financial statements.

                                                                      4


-----------------------------------------------------------------------------------------------------------------------------------


                                                          WATER CHEF, INC.
                                      (A Development Stage Company Commencing January 1, 2002)

                                           CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                             (UNAUDITED)


                                                                                                                        Additional
                                                           Preferred Stock                   Common Stock                Paid-in
                                                      Shares           Amount           Shares           Amount          Capital
                                                   -------------    -------------    -------------    -------------   -------------
FOR THE SIX MONTHS ENDED JUNE 30, 2007

BALANCE - JANUARY 1, 2007                                188,917    $         189      198,977,497    $     198,977   $  22,836,764

Proceeds from Sale of Common Stock:
  ($0.090 per share) May 10, 2007                           --               --          1,111,112            1,111          98,889

  ($0.083 per share) May 10, 2007                           --               --          2,409,640            2,409         197,591

  ($0.090 per share) May 31, 2007                           --               --            555,555              555          49,445

  ($0.083 per share) June 26, 2007                          --               --          1,203,080            1,203          98,797

Stock for compensation:
  ($0.110 per share) May 2, 2007                            --               --          2,500,000            2,500         272,500

Common stock issued in repayment of debt:
  ($0.132 per share) February 26, 2007                      --               --            195,212              195          25,534

  ($0.111 per share) March 8, 2007                          --               --            234,165              234          25,571

  ($0.107 per share) March 14, 2007                         --               --            256,643              257          25,587

  ($0.099 per share) March 19, 2007                         --               --            262,650              263          25,608

  ($0.097 per share) March 23, 2007                         --               --            806,583              807          76,867

  ($0.095 per share) April 4, 2007                          --               --            546,901              547          51,354

  ($0.086 per share) May 1, 2007                            --               --            908,885              909          77,345

 Stock for late payment penalty:
  ($0.100 per share) May 22, 2007                           --               --            100,000              100           9,900

Preferred stock converted to common stock:
  During the quarter ended March 31, 2007            (     2,848)    (          3)         113,920              114     (       111)

  During the quarter ended June 30, 2007             (       250)            --             10,000               10     (        10)

Cancellation of debt for no consideration                   --               --               --               --         1,327,321

Surrender and cancellation of common stock                  --              --         (20,000,000)     (    20,000)         20,000

Reclassification of derivative liability
 to equity upon conversion of debt                          --               --               --               --           140,000

Reclassification of options to non employees to
 derivative liability                                       --               --               --               --          (247,100)

Reclassification of derivative liability to
equity upon conversion of preferred stock                   --               --               --               --             3,200

Amortization of warrants and option
over the vesting  period for employees and
non employees                                               --               --               --               --           218,838

Preferred stock dividend                                    --               --               --               --       (       213)

Net loss                                                    --               --               --               --              --
                                                   -------------    -------------    -------------    -------------   -------------

BALANCE - JUNE 30, 2007                                  185,819    $         186      190,191,843    $     190,191   $  25,333,677
                                                   =============    =============    =============    =============   =============


                                            See notes to condensed financial statements.

                                                                  5


------------------------------------------------------------------------------------------------------------


                                               WATER CHEF, INC.
                          (A Development Stage Company Commencing January 1, 2002)

                                CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                  (UNAUDITED)
                                                  (CONTINUED)


                                                                  Deficit        Deficit
                                                                Accumulated    Accumulated
                                                 Treasury         through        During           Total
                                                   Stock        December 31,   Development     Stockholders'
                                                - at cost          2001           Stage         Deficiency
                                               ------------    ------------    ------------    ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2007

BALANCE - JANUARY 1, 2007                      $     (5,768)   $(14,531,596)   $(12,124,272)   $ (3,625,706)

Proceeds from Sale of Common Stock:
  ($0.090 per share) May 10, 2007                      --              --              --           100,000
  ($0.083 per share) May 10, 2007                      --              --              --           200,000
  ($0.090 per share) May 31, 2007                      --              --              --            50,000
  ($0.083 per share) June 26, 2007                     --              --              --           100,000

Stock for compensation:
  ($0.110 per share) May 2, 2007                       --              --              --           275,000

Common stock issued in repayment of debt:
  ($0.132 per share) February 26, 2007                 --              --              --            25,729
  ($0.111 per share) March 8, 2007                     --              --              --            25,805
  ($0.107 per share) March 14, 2007                    --              --              --            25,844
  ($0.099 per share) March 19, 2007                    --              --              --            25,871
  ($0.097 per share) March 23, 2007                    --              --              --            77,674
  ($0.095 per share) April 4, 2007                     --              --              --            51,901
 ($0.086 per share) May 1, 2007                        --              --              --            78,254

Stock for late payment penalty:
  ($0.100 per share) May 22, 2007                      --              --              --            10,000

Preferred stock converted to common stock:
  During the quarter ended March 31, 2007              --              --              --              --
  During the quarter ended June 30, 2007               --              --              --              --

Cancellation of debt for no consideration              --              --              --         1,327,321

Surrender and cancellation of common stock             --              --              --              --

Reclassification of derivative liability
 to equity upon conversion of debt                     --              --              --           140,000

Reclassification of options to non employees
 to derivative liability                               --              --              --          (247,100)

Reclassification of derivative liability to
equity upon conversion of preferred stock              --              --              --             3,200

Amortization of warrants and option over
the vesting  period for employees and
non employees                                          --              --              --           218,838

Preferred stock dividend                               --              --              --        (      213)

Net loss                                               --              --        (1,213,855)     (1,213,855)
                                               ------------    ------------    ------------    ------------

BALANCE - JUNE 30, 2007                        $     (5,768)   $(14,531,596)   $(13,338,127)   $ (2,351,437)
                                               ============    ============    ============    ============


                                 See notes to condensed financial statements.

                                                      6



--------------------------------------------------------------------------------------------------------------

                                               WATER CHEF, INC.
                           (A Development Stage Company Commencing January 1, 2002)

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)



                                                                                               For the Period
                                                                   For the Six Months Ended    January 1, 2002
                                                                           June 30,              to June 30,
                                                                    2007            2006            2007
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $( 1,213,855)   $( 1,499,401)   $(13,338,127)

    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation                                                       234            --               234
      Amortization of patents                                            927             927          10,197
      Interest expense - deferred financing                            4,687           4,687          15,000
      Stock-based compensation                                       503,838         767,699       2,362,289
       Interest expense - conversion provision                       113,000            --              --
      Accretion of debt discount                                      69,800         112,800         362,320
        Change in fair value of warrants and embedded
        conversion option                                             18,400         186,600         178,400
      Loss on settlement of debt                                        --              --         2,614,017
      Non-dilution agreement termination cost                           --              --         2,462,453
      Inventory reserve                                                 --              --           159,250
      Write-off of stock subscription receivable                        --              --            21,800
      Financing cost - warrant extension                                --              --            74,700
    Changes in assets and liabilities:
       Inventory                                                        --            30,000            --
       Prepaid expenses and other current assets                 (    11,403)          2,394          25,815
      Security deposits                                          (     3,198)           --       (     3,198)
       Accounts payable, accrued expenses and other current
        liabilities, accrued compensation, accrued consulting
        and director fees, accrued dividends and customer
        deposits                                                     136,661     (   189,381)      1,534,649
                                                                ------------    ------------    ------------

             Net Cash Used in Operating Activities               (   380,909)    (   583,675)    ( 3,752,460)
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (    14,040)           --       (    14,040)
                                                                ------------    ------------    ------------

            Net Cash Used in Investing Activities               $    (14,040)   $       --      $(    14,040)
                                                                ------------    ------------    ------------


                                 See notes to condensed financial statements.




-------------------------------------------------------------------------------------------------------

                                           WATER CHEF, INC.
                       (A Development Stage Company Commencing January 1, 2002)

                                  CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)



                                                                                        For the Period
                                                             For the Six Months Ended   January 1, 2002
                                                                     June 30,             to June 30,
                                                               2007           2006          2007
                                                            -----------    -----------   -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock subscription receivable                            $      --      $      --     $    65,700
   Proceeds from sale of preferred stock                           --             --       1,130,127
   Proceeds from sale of common stock                           450,000        540,000     1,990,560
   Proceeds from sale of common stock to be issued                 --             --         200,000
   Deferred financing costs                                        --             --      (   15,000)
   Proceeds from convertible promissory notes                      --             --         550,000
   Proceeds from officers and directors loans                   100,000           --         100,000
   Repayment of notes payable                                (   39,638)    (   15,962)   (   75,269)
                                                            -----------    -----------   -----------

             Net Cash Provided by Financing Activities          510,362        524,038     3,946,118
                                                            -----------    -----------   -----------

 NET INCREASE (DECREASE)  IN CASH                               115,413     (   59,637)      179,618

CASH AT BEGINNING OF PERIOD                                      99,716        244,595        35,511
                                                            -----------    -----------   -----------


CASH AT END OF PERIOD                                       $   215,129    $   184,958   $   215,129
                                                            ===========    ===========   ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 CASH PAID DURING THE YEAR FOR:
          INTEREST                                          $      --      $      --     $   356,931
                                                            -----------    -----------   -----------

 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
    Compensation satisfied by issuance of common stock      $      --      $      --     $    55,250
                                                            -----------    -----------   -----------


   Common stock issued in satisfaction of liabilities       $   311,078    $    48,485   $ 6,675,362
                                                            -----------    -----------   -----------
    Reclassification of derivative liabilities upon
     conversion of debt                                     $   140,800    $      --     $   508,800
                                                            -----------    -----------   -----------

    Reclassification of equity instruments to liabilities   $   247,100    $      --     $   536,000
                                                            -----------    -----------   -----------

    Reclassification of derivative liabilities upon
     conversion of preferred stock                          $     3,200    $      --     $     3,200
                                                            -----------    -----------   -----------

   Cancellation of debt for no consideration                $ 1,327,321    $      --     $ 1,327,321
                                                            -----------    -----------   -----------


                              See notes to condensed financial statements.

                                                   8

--------------------------------------------------------------------------------

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  DESCRIPTION OF BUSINESS

          Water Chef, Inc. (the "Company"), is a Delaware corporation currently engaged in the design and marketing of water purification equipment both inside and outside the United States. The Company's corporate headquarters are located in Melville, New York.


NOTE 2:  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

          The operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on March 30, 2007, for the year ended December 31, 2006.

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

--------------------------------------------------------------------------------

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3:  GOING CONCERN

          The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $27,870,000 and has a working capital deficiency of approximately $2,386,000 at June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network. The accompanying condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE 4:  RECENT ACCOUNTING STANDARDS

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


NOTE 4:  RECENT ACCOUNTING STANDARDS (Continued)

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

          In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to include scope exceptions for registration payment arrangements.

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

--------------------------------------------------------------------------------

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4:  RECENT ACCOUNTING STANDARDS (Continued)

          Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits." A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

          In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses."

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

          The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

          The Company recognized a deferred tax asset of approximately $8 million as of June 30, 2007, primarily relating to net operating loss carry-forwards of approximately $24 million through 2006, available to offset future taxable income.

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

--------------------------------------------------------------------------------

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5:  CONVERTIBLE PROMISSORY NOTES

          On October 17, 2006, the Company entered into a Convertible Promissory Note for proceeds of $300,000. The loan has a stated interest rate of 8% per annum and matured on February 17, 2007. The Company issued a warrant for 882,352 shares of the Company's common stock, exercisable at $0.085 per share and has a life of three years. The warrant has a cashless exercise provision. The note and accrued interest are convertible at any time after the maturity date into shares of the Company's common stock at a conversion price equal to the current market price multiplied by eighty-five percent. After the maturity date, the lender converted $300,000 of principal and $11,078 of interest to 3,211,039 shares of common stock during the six months ended June 30, 2007 in full satisfaction of the note plus accrued interest

          The Convertible Promissory Note agreement required the Company to file a registration statement no later than thirty business days from the date of the agreement for no less than the amount of subscribed shares, and to cause the registration statement relating to the registrable securities to become effective the earlier of five business days after notice from the Securities and Exchange Commission that the registration statement may be declared effective, or one hundred twenty days.

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

          The gross proceeds of $300,000 were recorded net of a discount of $174,200. The debt discount consisted of $12,800 related to the warrants and $161,400 related to the embedded conversion option. During the six months ended June 30, 2007 the Company charged to interest expense $69,800 for the accretion of the debt discount.

--------------------------------------------------------------------------------

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5:  CONVERTIBLE PROMISSORY NOTES (Continued)

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

          The Convertible Promissory Note was secured by 4,000,000 shares of the Company's common stock held by an officer of the Company. The security shares were returned upon the registration of the common stock underlying the convertible debenture.

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


NOTE 6:  NET LOSS PER SHARE OF COMMON STOCK

          Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock for the six months ended June 30, 2007 and 2006 were 20,274,384 and 8,666,720, respectively.

--------------------------------------------------------------------------------

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7:  STOCKHOLDERS' DEFICIENCY

          Debt
             During the six months ended June 30, 2007, the Company issued 3,211,039 shares of common stock for $300,000 of debt principal and $11,078 of accrued interest.

          Conversion of preferred stock into common stock
             During the six months ended June 30, 2007, the Company issued 123,920 shares of common stock in connection with the conversion of 3,098 shares of preferred stock.

          Cash
             During the six months ended June 30, 2007, the Company raised $450,000 through the sale of 5,279,387 shares of common stock.

          Services
             During the six months ended June 30, 2007, the Company issued 100,000 shares of common stock in satisfaction of a late payment penalty to one of its note holders. The Company recorded a charge of $10,000.

             During the six months ended June 30, 2007, the Company issued 2,500,000 shares of common stock to two management employees for services. The Company incurred a stock based compensation charge of $275,000.

             During the six months ended June 30, 2007, the Company granted 9,100,000 warrants to various employees and consultants for services. Of this amount 4,100,000 warrant shares fully vested on the date of the grant, and the balance vest over the life of the grant. Each of the warrants has a life of three years, and is exercisable at $0.11 to $0.1175 per share. The Company incurred a stock based compensation charge of $218,838.

          Relinquishment of common stock
             Effective with his resignation as President and Chief Executive Officer, on January 29, 2007 David Conway returned to the Company 20,000,000 shares of common stock owned by him and his affiliates. The return of the shares was recorded as a retirement and cancellation of the common stock.


NOTE 8:       RELATED PARTY TRANSACTIONS

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

--------------------------------------------------------------------------------

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8:  RELATED PARTY TRANSACTIONS (Continued)

          On February 12, 2007, Marshall S. Sterman resigned from the Board of Directors and waived his rights to any accrued consulting and director fees owed to him by the Company. The Company reclassified the debt of $330,000 during the six months ended June 30, 2007 to equity.

          In January 2007, Leslie J. Kessler was appointed as President of the Company. In connection with her employment, she is to receive a salary of $9,000 per month. In addition, Ms. Kessler will be issued 2,000,000 shares of the Company's common stock and a warrant to purchase 2,000,000 shares of the Company's common stock. The warrants are exercisable at $0.11 per share, have a life of three years and vest over two years. In addition, the employment agreement provides for certain performance-based cash incentives. During the six months ended June 30, 2007, the Company issued the 2,000,000 shares of common stock at a value of $220,000 and granted the warrants at a value of $125,200. The warrants were valued using the Black-Scholes option valuation model.

          In March 2007, the Chief Executive Officer and a Director each made bridge loans of $50,000 to the Company. The loans pay simple interest at the rate of 10% per annum and are due and payable in 120 days.

          The loans to the Chief Executive Officer and the Director carry an option that if the loans are not repaid by June 14, 2007 and June 29, 2007, respectively, such option will entitle the lenders to convert their debt to common stock at a price equal to 50% of the average closing price of the Company's common stock over the three previous business days before demand for conversion is made. The Company recorded a charge of $113,000 during the second quarter ended June 30, 2007 for the embedded conversion option.


NOTE 9:  MAJOR CUSTOMERS / CREDIT RISK

          During the six months ended June 30, 2007, the Company had no sales. During the six months ended June 30, 2006, the Company sold two units to one customer and recognized revenues of $115,000.

          The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.


NOTE 10: CONTINGENCIES

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

--------------------------------------------------------------------------------


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

          Results of Operations

            Sales for the six months ended June 30, 2007 and 2006 were $0 and $115,000, respectively. During the six months ended June 30,2006, the Company recognized the sale of two PureSafe Water Station Systems

            Cost of sales for the six month period ended June 30, 2007 and 2006 was $23,000 and $72,000, respectively. An analysis of the components of cost of sales in the 2007 and 2006 periods follows:


                                                        Rent and
                                                        Overhead
                                            Product    Payments to
             Costs of Sales Period           CGS       Manufacturer     Total

            For the six months ended
              June 30, 2007               $   --        $ 23,000      $ 23,000
            For the six months ended
              June 30, 2006               $ 30,000      $ 42,000      $ 72,000

--------------------------------------------------------------------------------

          Results of Operations (Continued)

            Selling, general and administrative expenses for the six months ended June 30, 2007 were $920,255 compared to $1,163,937 for the six months ended June 30, 2006, a decrease of 21%.

            The net loss for the six months ended June 30, 2007 was $1,213,855 compared to $1,499,401 in the same period ended June 30, 2006.

          Liquidity and Capital Resources

            At June 30, 2007, the Company had a working capital deficiency of approximately $2,386,000. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $27,870,000. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

            The loans to the Chief Executive Officer and the Director carry an option that if the loans are not repaid by June 14, 2007 and June 29, 2007, respectively, such option will entitle the lenders to convert their debt to common stock at a price equal to 50% of the average closing price of the Company's common stock over the three previous business days before demand for conversion is made. The Company recorded a charge of $113,000 during the second quarter ended June 30, 2007 for the embedded conversion option.



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

--------------------------------------------------------------------------------

          Recent Accounting Standards (Continued)

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

            SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

          Recent Accounting Standards (Continued)

            In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to include scope exceptions for registration payment arrangements.

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

--------------------------------------------------------------------------------


ITEM 3:  CONTROLS AND PROCEDURES

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

            At this time management has decided that, considering the employees involved and the control procedures in place and the potential benefits of adding additional employees to clearly segregate duties, the benefit does not justify the additional expense.

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

          Changes in Internal Controls

            Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2007. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the six months ended June 30, 2007 that have materially affected or that are reasonably likely to affect the internal controls.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


            During the six months ended June 30, 2007, the Company issued 3,211,039 shares of common stock for the settlement of $311,078 of debt and accrued interest.

            During the six months ended June 30, 2007, the Company issued 123,920 shares of common stock in connection with the conversion of 3,098 shares of preferred stock.

            During the six months ended June 30, 2007, the Company raised $450,000 through the sale of 5,279,387 shares of common stock.

            During the six months ended June 30, 2007, the Company issued 100,000 shares of common stock in satisfaction of a late payment penalty to one of its note holders. The Company recorded a charge of $10,000.

            During the six months ended June 30, 2007 the Company issued 2,500,000 shares of common stock to two management employees for services. The Company incurred a stock based compensation charge of $275,000.

            During the six months ended June 30, 2007, the Company granted 9,100,000 warrants for services. Of this amount 4,100,000 warrant shares fully vested on the date of the grant, and the balance vest over the life of the grant. Each of the warrants has a life of three years, and is exercisable at $0.11 to $0.01175 per share. The Company incurred a stock based compensation charge of $532,200.

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


ITEM 6:  EXHIBITS

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

                                            Water Chef, Inc.




                                            /s/  Leslie J. Kessler
Date August 13, 2007                        -----------------------------------
                                                 Leslie J. Kessler,
                                                 President,
                                                 Chief Executive Officer, and
                                                 Chief Financial Officer
                                                 (Principal Operating Officer)