Form 10QSB/A
period 2007-06-30
WATER CHEF INC
filed 2007-08-14
CIK 764839

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB/A

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
                                                                     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
    Preferred stock  $.001 par value; 10,000,000 shares
      Authorized; 185,819 shares issued and outstanding,
      (liquidation preference $2,321,500)                                    186
    Common stock  $.001 par value; 340,000,000 shares authorized;
      190,196,243 shares issued and 190,191,843 shares outstanding       190,191
    Additional paid-in capital                                        25,333,677
    Treasury stock, at cost - 4,400 shares of common stock           (     5,768)
    Deficit accumulated through December 31, 2001                    (14,531,596)
    Deficit accumulated during development stage                     (13,338,127)
                                                                     -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                       ( 2,351,437)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $   280,456
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




------------------------------------------------------------------------------------------------------------------------------------

                                                          WATER CHEF, INC.
                                      (A Development Stage Company Commencing January 1, 2002)

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)



                                                                                                                     For the period
                                                     For the Three Months Ended        For the Six Months Ended      January 1, 2002
                                                             June 30,                          June 30,                 to June 30,
                                                          -------------                     -------------             -------------

                                                       2007             2006             2007            2006             2007
                                                   -------------    -------------    -------------   -------------    -------------
SALES                                              $        --      $        --      $        --           115,000    $     471,290
                                                   -------------    -------------    -------------   -------------    -------------

COST OF SALES                                              8,000           21,000           23,000          72,000          575,680

SELLING, GENERAL AND ADMINISTRATIVE
  Including stock based compensation of
  $503,838 and $727,000 for the three months
  ended June 30, 2007 and 2006 and $503,838
  and $767,699 for the six months ended June 30,
  2007 and 2006, and  $2,038,927 for the period
  January 1, 2002 to June 30, 2007, respectively         757,718          878,966          920,255       1,163,937        6,577,306


NON-DILUTION AGREEMENT TERMINATION COST                     --               --               --              --          2,462,453

INTEREST EXPENSE  Including interest expense to
  related parties of $2,466 and $5,967 for the
  three months ended June 30, 2007 and 2006 and
  $2,863 and $ 11,934 for the six months ended
  June 30, 2007 and 2006, and $122,203 for the
  period January 1, 2002 through June 30, 2007,
  respectively                                            31,925           36,064          139,200         191,864        1,245,761

FINANCING COSTS - EXTENSION OF WARRANTS                     --               --               --              --             74,700

LOSS ON SETTLEMENT OF DEBT                                  --               --               --              --          2,614,017

INTEREST EXPENSE - CONVERSION PROVISION                  113,000             --            113,000            --            113,000

CHANGE IN FAIR VALUE OF WARRANTS
   AND EMBEDDED CONVERSION OPTION                        (94,100)          72,400           18,400         186,600          146,500
                                                   -------------    -------------    -------------   -------------    -------------
                                                         816,543        1,008,430        1,213,855       1,614,401       13,809,417
                                                   -------------    -------------    -------------   -------------    -------------

NET LOSS                                                (816,543)      (1,008,430)      (1,213,855)     (1,499,401)     (13,338,127)
                                                   -------------    -------------    -------------   -------------    -------------

DEEMED DIVIDEND ON PREFERRED STOCK                          --               --               --              --        ( 2,072,296)

PREFERRED STOCK DIVIDENDS                            (        74)     (    42,401)     (       213)    (    42,401)     (   509,280)
                                                   -------------    -------------    -------------   -------------    -------------
                                                     (        74)     (    42,401)     (       213)    (    42,401)     ( 2,581,576)
                                                   -------------    -------------    -------------    -------------   -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS         $ (   816,617)   $ ( 1,050,831)   $ ( 1,214,068)   $ ( 1,541,802)  $ (15,919,703)
                                                   -------------    -------------    -------------    -------------   -------------

BASIC AND DILUTED LOSS PER COMMON SHARE            $ (      0.00)   $ (      0.01)   $ (      0.01)   $(      0.01)
                                                   -------------    -------------    -------------   -------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING  BASIC AND DILUTED                     185,852,398      193,303,682      187,799,075     187,869,690
                                                   -------------    -------------    -------------   -------------


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

                                                      6



--------------------------------------------------------------------------------------------------------------

                                               WATER CHEF, INC.
                           (A Development Stage Company Commencing January 1, 2002)

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)



                                                                                               For the Period
                                                                   For the Six Months Ended    January 1, 2002
                                                                           June 30,              to June 30,
                                                                    2007            2006            2007
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $( 1,213,855)   $( 1,499,401)   $(13,338,127)

    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation                                                       234            --               234
      Amortization of patents                                            927             927          10,197
      Interest expense - deferred financing                            4,687           4,687          15,000
      Stock-based compensation                                       503,838         767,699       2,048,927
       Interest expense - conversion provision                       113,000            --           113,000
      Accretion of debt discount                                      69,800         112,800         362,320
        Change in fair value of warrants and embedded
        conversion option                                             18,400         186,600         146,500
      Loss on settlement of debt                                        --              --         2,614,017
      Non-dilution agreement termination cost                           --              --         2,462,453
      Inventory reserve                                                 --              --           159,250
      Write-off of stock subscription receivable                        --              --            21,800
      Financing cost - warrant extension                                --              --            74,700
    Changes in assets and liabilities:
       Inventory                                                        --            30,000            --
       Prepaid expenses and other current assets                 (    11,403)          2,394          25,815
      Security deposits                                          (     3,198)           --       (     3,198)
       Accounts payable, accrued expenses and other current
        liabilities, accrued compensation, accrued consulting
        and director fees, accrued dividends and customer
        deposits                                                     136,661     (   189,381)      1,534,652
                                                                ------------    ------------    ------------

             Net Cash Used in Operating Activities               (   380,909)    (   583,675)    ( 3,752,460)
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (    14,040)           --       (    14,040)
                                                                ------------    ------------    ------------

            Net Cash Used in Investing Activities               $    (14,040)   $       --      $(    14,040)
                                                                ------------    ------------    ------------


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

          Forward-Looking Statements

            This quarterly report on Form 10-QSB/A contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission ("SEC"). Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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