Form 10QSB
period 2007-09-30
WATER CHEF INC
filed 2007-11-19
CIK 764839

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes      No  X
                                    -----   -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                       OUTSTANDING AS OF November 12, 2007

              CLASS                                          Common
              -----                                          ------
     Par value $0.001 per share                            193,351,401

     Transitional small business disclosure format (check one) Yes      No  X
                                                                  -----   -----

================================================================================

                                WATER CHEF, INC.

                                      INDEX

                                                                          PAGE


PART I - FINANCIAL INFORMATION:


ITEM 1: FINANCIAL STATEMENTS:

     Condensed Balance Sheet (Unaudited)
        At September 30, 2007                                              2-3

     Condensed Statements of Operations (Unaudited)
        For the Three Months Ended September 30, 2007 and 2006
        For the Nine Months Ended September 30, 2007 and 2006
        For the Period January 1, 2002 to September 30, 2007                4

     Condensed Statement of Stockholders' Deficiency (Unaudited)
        For the Nine Months Ended September 30, 2007
                                                                           5-6
     Condensed Statements of Cash Flows (Unaudited)
        For the Nine Months Ended September 30, 2007 and 2006
        For the Period January 1, 2002 to September 30, 2007               7-8

     Notes to Condensed Financial Statements (Unaudited)                   9-18


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        19-22

ITEM 3:  CONTROLS AND PROCEDURES                                          23-24


PART II: OTHER INFORMATION:


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       25

ITEM 6: EXHIBITS                                                           26

SIGNATURE                                                                  27

--------------------------------------------------------------------------------


                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2007



                                     ASSETS



CURRENT ASSETS:
Cash                                                                    $140,495
Prepaid expenses and other current assets                                 22,714
                                                                        --------

      Total Current Assets                                               163,209
                                                                        --------

FIXED ASSETS:
    Property and equipment  net of accumulated
     depreciation of $1,508                                               32,338
                                                                        --------

OTHER ASSETS
    Patents and trademarks, net of accumulated
       amortization of $12,415                                            39,183
    Deferred financing fees, net of accumulated amortization
       of $1,225                                                           6,275
    Other assets                                                           6,360
                                                                        --------

      Total Other Assets                                                  51,818
                                                                        --------

TOTAL ASSETS                                                            $247,365
                                                                        ========


                  See notes to condensed financial statements.



---------------------------------------------------------------------------------


                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2007

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:
    Accounts payable and accrued expenses                            $    476,176
    Accrued compensation                                                  162,000
    Accrued consulting and director fees                                  166,000
    Convertible notes payable to officer and director
      (including accrued interest of $5,329)                              105,329
    Notes and convertible notes payable
      (net of unamortized discount $169,750
       and accrued interest of $415,749)                                1,085,754
    Fair value of detachable warrants and options                         279,300
    Fair value of embedded conversion options                             299,300
    Accrued dividends payable                                             190,084
                                                                     ------------

TOTAL CURRENT LIABILITIES                                               2,763,943
                                                                     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
    Preferred stock  $.001 par value; 10,000,000 shares
      Authorized; 185,819 shares issued and outstanding,
      (liquidation preference $2,348,575)                                     186
    Common stock  $.001 par value; 340,000,000 shares authorized;
      190,196,243 shares issued and 190,191,843 shares outstanding        190,191
    Additional paid-in capital                                         25,380,216
    Treasury stock, at cost - 4,400 shares of common stock            (     5,768)
    Deficit accumulated through December 31, 2001                     (14,531,596)
    Deficit accumulated during development stage                      (13,549,807)
                                                                     ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (2,516,578)
                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $    247,365
                                                                     ============


                  See notes to condensed financial statements.

                                        3



---------------------------------------------------------------------------------------------------------------------------------




                                                         WATER CHEF, INC.
                                     (A Development Stage Company Commencing January 1, 2002)

                                                CONDENSED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                                                  For the period
                                                  For the Three Months Ended        For the Nine Months Ended    January 1, 2002
                                                        September 30,                     September 30,          to September 30,
                                                        -------------                     -------------            -------------

                                                    2007             2006             2007             2006            2007
                                                -------------    -------------    -------------    -------------   -------------
SALES                                           $        --      $        --      $        --      $     115,000   $     471,290
                                                -------------    -------------    -------------    -------------   -------------

COST OF SALES                                            --             21,000           23,000           93,000         575,680

SELLING, GENERAL AND ADMINISTRATIVE
  Including stock based compensation of
  $46,539 and $0 for the three months
  ended September 30, 2007 and 2006 and
  $550,377 and $767,699 for the nine months
  ended  September 30,2007 and 2006, and
  $2,085,466 for the period January 1, 2002
  to September 30, 2007, respectively                 346,873          118,335        1,267,128        1,282,272       6,924,179


NON-DILUTION AGREEMENT TERMINATION COST                  --               --               --               --         2,462,453

INTEREST EXPENSE Including interest expense
  to related parties of $2,466 and $5,967 for
  the three months ended September 30, 2007
  and 2006 and $5,329 and $5,967 for the nine
  months ended September 30, 2007 and 2006,
  and $124,669 for the period January 1, 2002
  through September 30, 2007, respectively             38,057           43,018          177,257          234,882       1,283,818

RESEARCH AND DEVELOPMENT                               75,000             --             75,000             --            75,000

FINANCING COSTS - EXTENSION OF WARRANTS                  --               --               --               --            74,700

LOSS ON SETTLEMENT OF DEBT                               --               --               --               --         2,614,017

INTEREST EXPENSE - CONVERSION PROVISION                22,550             --            135,550             --           135,550

CHANGE IN FAIR VALUE OF WARRANTS
   AND EMBEDDED CONVERSION OPTION                    (270,800)            --           (252,400)         186,600        (124,300)
                                                -------------    -------------    -------------    -------------   -------------
                                                      211,680          182,353        1,425,535        1,796,754      14,021,097
                                                -------------    -------------    -------------    -------------   -------------

NET LOSS                                             (211,680)        (182,353)      (1,425,535)      (1,681,754)    (13,549,807)
                                                -------------    -------------    -------------    -------------   -------------

DEEMED DIVIDEND ON PREFERRED STOCK                       --               --               --               --        (2,072,296)

PREFERRED STOCK DIVIDENDS                                --               --       (        213)    (     42,401)   (    509,280)
                                                -------------    -------------    -------------    -------------   -------------
                                                         --               --       (        213)    (    42,401)    (  2,581,576)
                                                -------------    -------------    -------------    -------------   -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS      $    (211,680)   $    (182,353)   $(  1,425,748)   $  (1,724,155)  $ (16,131,383)
                                                -------------    -------------    -------------    -------------   -------------

BASIC AND DILUTED LOSS PER COMMON SHARE         $(       0.00)   $       (0.00)   $(       0.01)  $(       0.01)
                                                -------------    -------------    -------------   -------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING  BASIC AND DILUTED                  190,196,243      198,795,306      188,606,912     191,550,874
                                                -------------    -------------    -------------   -------------


                                            See notes to condensed financial statements.

                                                                 4



------------------------------------------------------------------------------------------------------------------------------------


                                                          WATER CHEF, INC.
                                      (A Development Stage Company Commencing January 1, 2002)

                                           CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                             (UNAUDITED)



                                                                                                                        Additional
                                                           Preferred Stock                   Common Stock                Paid-in
                                                      Shares           Amount           Shares           Amount          Capital
                                                   -------------    -------------    -------------    -------------   -------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
BALANCE - JANUARY 1, 2007                                188,917    $         189      198,977,497    $     198,977   $  22,836,764

Proceeds from Sale of Common Stock:
  ($0.090 per share) May 10, 2007                           --               --          1,111,112            1,111          98,889

  ($0.083 per share) May 10, 2007                           --               --          2,409,640            2,409         197,591

  ($0.090 per share) May 31, 2007                           --               --            555,555              555          49,445

  ($0.083 per share) June 26, 2007                          --               --          1,203,080            1,203          98,797

Stock for compensation:
  ($0.110 per share) May 2, 2007                            --               --          2,500,000            2,500         272,500

Common stock issued in repayment of debt:
  ($0.132 per share) February 26, 2007                      --               --            195,212              195          25,534

  ($0.111 per share) March 8, 2007                          --               --            234,165              234          25,571

  ($0.107 per share) March 14, 2007                         --               --            256,643              257          25,587

  ($0.099 per share) March 19, 2007                         --               --            262,650              263          25,608

  ($0.097 per share) March 23, 2007                         --               --            806,583              807          76,867

  ($0.095 per share) April 4, 2007                          --               --            546,901              547          51,354

  ($0.086 per share) May 1, 2007                            --               --            908,885              909          77,345

 Stock for late payment penalty:
  ($0.100 per share) May 22, 2007                           --               --            100,000              100           9,900

Preferred stock converted to common stock:
  During the quarter ended March 31, 2007            (     2,848)    (          3)         113,920              114     (       111)

  During the quarter ended June 30, 2007             (       250)            --             10,000               10     (        10)

Cancellation of debt for no consideration                   --               --               --               --         1,327,321

Surrender and cancellation of common stock                  --              --         (20,000,000)     (    20,000)         20,000

Reclassification of derivative liability
 to equity upon conversion of debt                          --               --               --               --           140,000

Reclassification of options to non employees to
 derivative liability                                       --               --               --               --          (247,100)

Reclassification of derivative liability to
equity upon conversion of preferred stock                   --               --               --               --             3,200

Amortization of warrants and option
over the vesting  period for employees and
non employees                                               --               --               --               --           265,377

Stock to be issued for settlement of debt                   --               --               --               --              --

Preferred stock dividend                                    --               --               --               --       (       213)

Net loss                                                    --               --               --               --              --
                                                   -------------    -------------    -------------    -------------   -------------

BALANCE - SEPTEMBER 30, 2007                             185,819    $         186      190,191,843    $    190,191   $   25,380,216
                                                   =============    =============    =============    =============   =============


                                           See notes to condensed financial statements.

                                                                 5



-------------------------------------------------------------------------------------------------------------------------------


                                                         WATER CHEF, INC.
                                     (A Development Stage Company Commencing January 1, 2002)

                                          CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                            (UNAUDITED)
                                                            (CONTINUED)



                                                                                     Deficit        Deficit
                                                                                   Accumulated    Accumulated
                                                      Common         Treasury        through         During           Total
                                                    Stock to be       Stock        December 31,    Development     Stockholders'
                                                      Issued        - at cost          2001           Stage         Deficiency
                                                   ------------    ------------    ------------    ------------    ------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2007
BALANCE - JANUARY 1, 2007                                  --      $     (5,768)   $(14,531,596)   $(12,124,272)   $ (3,625,706)

Proceeds from Sale of Common Stock:
  ($0.090 per share) May 10, 2007                          --              --              --              --           100,000
  ($0.083 per share) May 10, 2007                          --              --              --              --           200,000
  ($0.090 per share) May 31, 2007                          --              --              --              --            50,000
  ($0.083 per share) June 26, 2007                         --              --              --              --           100,000

Stock for compensation:
  ($0.110 per share) May 2, 2007                           --              --              --              --           275,000

Common stock issued in repayment of debt:
  ($0.132 per share) February 26, 2007                     --              --              --              --            25,729
  ($0.111 per share) March 8, 2007                         --              --              --              --            25,805
  ($0.107 per share) March 14, 2007                        --              --              --              --            25,844
  ($0.099 per share) March 19, 2007                        --              --              --              --            25,871
  ($0.097 per share) March 23, 2007                        --              --              --              --            77,674
  ($0.095 per share) April 4, 2007                         --              --              --              --            51,901
 ($0.086 per share) May 1, 2007                            --              --              --              --            78,254

Stock for late payment penalty:
  ($0.100 per share) May 22, 2007                          --              --              --              --            10,000

Preferred stock converted to common stock:
  During the quarter ended March 31, 2007                  --              --              --              --              --
  During the quarter ended June 30, 2007                   --              --              --              --              --

Cancellation of debt for no consideration                  --              --              --              --         1,327,321

Surrender and cancellation of common stock                 --              --              --              --              --

Reclassification of derivative liability
 to equity upon conversion of debt                         --              --              --              --           140,000

Reclassification of options to non
employees to derivative liability                          --              --              --              --          (247,100)

Reclassification of derivative liability to
equity upon conversion of preferred stock                  --              --              --              --             3,200

Amortization of warrants and option over
the vesting  period for employees and
non employees                                              --              --              --              --           265,377


Preferred stock dividend                                   --              --              --              --        (      213)

Net loss                                                   --              --              --        (1,425,535)     (1,425,535)
                                                   ------------    ------------    ------------    ------------    ------------

BALANCE - SEPTEMBER 30, 2007                       $       --      $     (5,768)   $(14,531,596)   $(13,549,807)   $ (2,516,578)
                                                   ============    ============    ============    ============    ============


                                           See notes to condensed financial statements.

                                                                 6



---------------------------------------------------------------------------------------------------------------


                                                WATER CHEF, INC.
                            (A Development Stage Company Commencing January 1, 2002)

                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)



                                                                                               For the Period
                                                                 For the Nine Months Ended     January 1, 2002
                                                                         September 30,         to September 30,
                                                                    2007            2006            2007
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $ (1,425,535)   $ (1,681,754)   $(13,549,807)

    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation                                                     1,508            --             1,508
      Amortization of patents                                          1,763           1,390          11,033
      Interest expense - deferred financing                            5,942           4,687          16,255
      Stock-based compensation                                       550,377         767,699       2,095,466
       Interest expense - conversion provision                       135,550            --           135,550
      Accretion of debt discount                                      81,200         112,800         373,720
      Change in fair value of warrants and embedded
        conversion option                                           (252,400)        186,600        (124,300)
      Loss on settlement of debt                                        --              --         2,614,017
      Non-dilution agreement termination cost                           --              --         2,462,453
      Inventory reserve                                                 --              --           159,250
      Write-off of stock subscription receivable                        --              --            21,800
      Financing cost - warrant extension                                --              --            74,700
    Changes in assets and liabilities:
       Inventory                                                        --            30,000            --
       Prepaid expenses and other current assets                 (     3,432)         16,976          33,786
      Other assets                                               (     3,198)           --       (     3,198)
       Accounts payable, accrued expenses and other current
        liabilities, accrued compensation, accrued consulting
        and director fees, accrued dividends and customer
        deposits                                                     273,758     (   208,914)      1,671,749
                                                                ------------    ------------    ------------

             Net Cash Used in Operating Activities               (   634,467)    (   770,516)    ( 4,006,018)
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (    33,846)           --       (    33,846)
   Patent Costs                                                  (    25,543)           --       (    25,543)
                                                                ------------    ------------    ------------


             Cash Used in Investing Activities                  $    (59,389)   $       --      $    (59,389)
                                                                ------------    ------------    ------------


                                  See notes to condensed financial statements.

                                                        7



-----------------------------------------------------------------------------------------------------

                                           WATER CHEF, INC.
                       (A Development Stage Company Commencing January 1, 2002)

                                  CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)



                                                                                       For the Period
                                                            For the Nine Months Ended  January 1, 2002
                                                                  September 30,        to September 30,
                                                               2007           2006          2007
                                                            -----------    -----------   -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock subscription receivable                            $      --      $      --     $    65,700
   Proceeds from sale of preferred stock                           --             --       1,130,127
   Proceeds from sale of common stock                           450,000        568,000     1,990,560
   Proceeds from sale of common stock to be issued                 --             --         200,000
   Deferred financing costs                                      (7,530)          --      (   22,530)
   Proceeds from convertible promissory notes                   250,000           --         800,000
   Proceeds from officers and directors loans                   100,000           --         100,000
   Repayment of notes payable                                (   57,835)    (   15,962)   (   93,466)
                                                            -----------    -----------   -----------

             Net Cash Provided by Financing Activities          734,635        552,038     4,170,391
                                                            -----------    -----------   -----------

 NET INCREASE (DECREASE)  IN CASH                                40,779     (  218,478)      104,984

CASH AT BEGINNING OF PERIOD                                      99,716        244,595        35,511
                                                            -----------    -----------   -----------


CASH AT END OF PERIOD                                       $   140,495    $    26,117   $   140,495
                                                            ===========    ===========   ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

CASH PAID DURING THE PERIOD FOR:
          INTEREST                                          $     9,083    $      --     $   366,014
                                                            -----------    -----------   -----------

 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

    Compensation satisfied by issuance of common stock      $      --      $      --     $    55,250
                                                            -----------    -----------   -----------


   Common stock issued in satisfaction of liabilities       $   311,078    $   650,563   $ 6,675,362
                                                            -----------    -----------   -----------
    Reclassification of derivative liabilities upon
     conversion of debt                                     $   140,000    $   368,800   $   508,800
                                                            -----------    -----------   -----------

    Reclassification of equity instruments to liabilities   $   247,100    $      --     $   536,000
                                                            -----------    -----------   -----------

    Reclassification of derivative liabilities upon
     conversion of preferred stock                          $     3,200    $      --     $     3,200
                                                            -----------    -----------   -----------

   Cancellation of debt for no consideration                $ 1,327,321    $      --     $ 1,327,321
                                                            -----------    -----------   -----------


                             See notes to condensed financial statements.

                                                   8

=====================================================================================================

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

The operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on March 30, 2007, for the year ended December 31, 2006.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred. The costs of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

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

================================================================================

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3: GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $28,080,000 and has a working capital deficiency of approximately $2,600,000 at September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

================================================================================

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

================================================================================

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $8.5 million as of September 30, 2007, primarily relating to net operating loss carry-forwards of approximately $25 million through 2006, available to offset future taxable income. The ultimate utilization of such net operating losses may be limited as a result of changes in ownership (section 382 of the Internal Revenue Code) of the Company.

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

================================================================================

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5: CONVERTIBLE PROMISSORY NOTES


On October 17, 2006, the Company entered into a Convertible Promissory Note and received proceeds of $300,000. The loan had a stated interest rate of 8% per annum and matured on February 17, 2007. The Company issued a warrant for 882,352 shares of the Company's common stock, exercisable at $0.085 per share and has a life of three years. The warrant has a cashless exercise provision. The note and accrued interest were convertible at any time after the maturity date into shares of the Company's common stock at a conversion price equal to 82.5% of the then current market price. The gross proceeds of $300,000 were recorded net of a discount of $174,200. The debt discount consisted of $12,800 related to the fair value of the warrants and $161,400 related to the fair value of the embedded conversion option. The debt discount was charged to interest expense ratably over the life of the loan. The lender converted the entire note of $300,000 and $11,078 of interest into 3,211,039 shares of common stock during the six months ended June 30, 2007. The Convertible Promissory Note was secured by 4,000,000 shares of the Company's common stock held by a former officer of the Company. Certain security shares pledged as collateral for the note were returned upon the registration of the common stock underlying the convertible debenture.

================================================================================

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5: CONVERTIBLE PROMISSORY NOTES (Continued)
On September 7, 2007, the Company entered into an agreement (the "Loan Agreement"), pursuant to which the Company issued convertible notes in the aggregate of $250,000 at an interest rate of 10% per annum. In addition, the Company issued 1,384,786 warrants to purchase common stock at an exercise price of $0.096 per share. The notes mature on March 5, 2008. The holders of the notes are entitled to convert all or a portion of the notes into shares of common stock at a conversion price equal to the lower of $0.12 per share or 82.5% of the average of the three lowest closing bid prices for the 10 trading days immediately preceding the conversion date. The notes and warrants provide rights to the holders to convert the notes or exercise the warrants. However such actions cannot result in the holders being the beneficial owner of more than 4.99% of the Company's outstanding common stock at that time.

Under the terms of the agreement the Company is required to file a registration statement covering the resale of the shares issuable under the agreement by October 17, 2007. In addition, the Company is obligated to obtain an effective registration statement by December 16, 2007. If the Company is unable to have the registration statement declared effective, the Company will incur penalties of 2% per month of the principal balance. The Company filed the registration statement on October 17, 2007.

The Loan Agreement provides that the lenders are contingently obligated to lend the Company an additional aggregate amount of $150,000 when and if the registration statement is declared effective. The substantive terms and conditions of the notes and warrants to be issued on the second closing date will be same as those in the notes and warrants issued on September 7, 2007.

The Company accounted for the September 7, 2007 transaction in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.". Accordingly, the warrants and the embedded conversion option are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds of $250,000 were recorded net of a discount of $203,000. The debt discount consisted of $68,400 related to the fair value of the warrants and $135,300 related to the fair value of the embedded conversion option. The debt discount is charged to interest expense ratably over the life of the loan.

NOTE 6: EQUITY AGREEMENT

On September 7, 2007, the Company entered into a private equity credit agreement (the "Equity Agreement") pursuant to which the Company may, at its discretion, periodically sell shares of the Company's common stock to an investor for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Equity Agreement, the investor will pay the Company 94% of the three lowest closing bid prices during the valuation period of the Company's common stock for the 5 trading days immediately following the notice date. The investor's obligation to purchase shares of the Company's common stock under the Equity Agreement is subject to certain conditions, including volume limitations, the Company obtaining an effective registration statement for shares of common stock sold under the Equity Agreement and, among other things, is limited to purchases that will not result in the investor being the beneficial owner of more than 4.99% of the Company's outstanding common stock at that time. To date no funds have been received under this agreement.

Under the terms of the Equity Agreement the Company is required to file a registration statement and obtain its effectiveness prior to issuing any shares under the Equity Agreement. Should the Company not maintain the effectiveness of the registration statement the Company will be obligated to pay damages of 2% per month of the cost of the outstanding shares held by the investor.

NOTE 7: CONSULTING AGREEMENT

In October 2007, the Company formalized a consulting agreement for services regarding the development of an international marketing program. The Company agreed to compensate the consultant at a monthly rate of $8,000. The term of the consulting agreement is for 36 months commencing from January 1, 2007 renewable for an additional one year term. Under the terms of the agreement the consultant is eligible to receive from the Company two million shares of the Company's common stock (as of September 30, 2007 no shares have been granted). On April 1, 2007, the Company granted to the consultant 2,000,000 warrants to purchase common stock, having a life of 3 years and exercisable at $0.1175 per share and carry a cashless exercise provision. The fair value of the warrants of approximately $121,000 was determined using the black scholes option valuation model and is charged to operations ratably over the vesting term of the warrants.

================================================================================

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8: NET LOSS PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the nine months ended September 30, 2007 and 2006 were as follows:



                                                  September 30,
                                                  -------------
                                               2007            2006
                                               ----            ----

       Warrants                             18,297,138       6,930,000
       Convertible promissory notes          8,210,375            --
       Convertible preferred stock           1,622,760       1,736,680
                                            ----------       ---------
       Total                                28,130,273       8,666,680
                                            ==========       =========

================================================================================

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9: STOCKHOLDERS' DEFICIENCY

Debt
During the nine months ended September 30, 2007, the Company issued 3,211,039 shares of common stock for $300,000 of debt principal and $11,078 of accrued interest.

Conversion of preferred stock into common stock During the nine months ended September 30, 2007, the Company issued 123,920 shares of common stock in connection with the conversion of 3,098 shares of preferred stock.

Cash
During the nine months ended September 30, 2007, the Company raised $450,000 through the sale of 5,279,387 shares of common stock.

Services
During the nine months ended September 30, 2007, the Company issued 100,000 shares of common stock in satisfaction of a late payment penalty to one of its note holders. The Company recorded a charge of $10,000.

During the nine months ended September 30, 2007, the Company issued 2,500,000 shares of common stock to two management employees for services. The Company incurred a stock based compensation charge of $275,000.

During the nine months ended September 30, 2007, the Company granted 9,100,000 warrants to various employees and consultants for services. Of this amount 4,100,000 warrant shares fully vested on the date of the grant, and 5,000,000 will vest over the life of the warrant. Each of the warrants has a life of three years, and is exercisable at $0.11 to $0.1175 per share. The Company incurred a stock based compensation charge of $265,377.

Relinquishment of common stock

Effective with the resignation of the President and Chief Executive Officer on January 29, 2007, 20,000,000 shares of common stock were returned to the Company. The return of the shares were immediately retired and cancelled.

NOTE 10: RELATED PARTY TRANSACTIONS

On January 29, 2007, the Company's President and Chief Executive Officer who resigned, also surrendered his stock appreciation rights, any unpaid severance under his employment agreement, forgave $525,738 of notes payable and accrued interest, and relinquished his rights to $471,583 of unpaid and accrued salary. The Company recorded the forgiveness of such liabilities as a contribution to capital. The cancellation of the stock appreciation rights did not have an accounting impact.

================================================================================

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10: RELATED PARTY TRANSACTIONS (Continued)

On February 12, 2007, A Director of the Company resigned from the Board of Directors and waived his rights to any accrued consulting and director fees owed to him by the Company. The Company recorded the forgiveness of such liabilities as a contribution to capital.

In January 2007, The Company appointed a new President. In connection with this employment, the President will be paid $9,000 per month. In addition, the Company issued 2,000,000 shares of the Company's common stock and granted warrants to purchase 2,000,000 shares of the Company's common stock. The warrants are exercisable at $0.11 per share, have a life of three years and vest over two years. In addition, the employment agreement will provide for certain performance-based cash incentives. During the nine months ended September 30, 2007, the Company issued the 2,000,000 shares of common stock at a fair value of $220,000 and granted the warrants at a fair value of $125,200. The warrants were valued using the Black-Scholes option valuation model and are charged to operations ratably over the vesting term of warrants. As of September 30, 2007, the terms of the President's employment agreement have not been executed. On September 28, 2007, the Company modified the terms of the warrants previously granted to the President to include a cashless exercise provision. There was no accounting impact for this modification.

In March 2007, the Chief Executive Officer and a Director each made loans of $50,000 each to the Company. The loans pay simple interest at the rate of 10% per annum and are due and payable in 120 days. The loans to the Chief Executive Officer and the Director carry an option that if the loans are not repaid by June 14, 2007 and June 29, 2007, respectively, such option will entitle the lenders to convert their debt to common stock at a price equal to 50% of the average closing price of the Company's common stock over the three previous business days before demand for conversion is made. The Company recorded a charge of $113,000 during the nine months ended September 30, 2007 for the embedded conversion option. Under accounting guidance provide by EITF 00-19, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability. Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period. As of September 30, 2007, the Company has not repaid these loans.

On September 5, 2007, the Company appointed a Chief Financial Officer. The Company is negotiating the terms of the Chief Financial Officer's employment agreement and expects to finalize the terms during the fourth quarter of 2007.

NOTE 11: MAJOR CUSTOMERS / CREDIT RISK

During the nine months ended September 30, 2007, the Company had no sales. During the nine months ended September 30, 2006, the Company sold two units to one customer and recognized revenues of $115,000.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. As of September 30, 2007, the uninsured cash balance was approximately $41,500. The Company believes it is not exposed to any significant credit risk for cash.

NOTE 12: COMMITMENTS AND CONTINGENCIES

     o On July 14, 2006, Funding Group, Inc. filed a complaint with the Supreme Court of the State of New York in New York County seeking damages due to an alleged breach of contract related to a $25,000 loan made by the plaintiff to the Company. On October 11, 2006, the Company filed a counter claim against Funding Group, Inc. with the Supreme Court of the State of New York. The Company believes the complaint is without merit and intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time.

     o The Company entered into a lease beginning on October 1, 2007 in Essex, Connecticut for its showroom and assembly facility. The cost of the lease is for approximately $1,500 per month and has a term of one year with two options to extend the lease for additional one year periods.

================================================================================

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 13: SUBSEQUENT EVENTS

     o On October 11, 2007, the Company entered into a settlement agreement with a note holder. Under the settlement, the Company is obligated to make payments of $75,000 on, or before, each of December 31, 2007 and June 30, 2008 and to issue 2,500,000 shares of common stock to the note holder as settlement for a secured promissory note, dated May 4, 2001, in the original principal amount of $400,000.

     o In October 2007 the Company issued 3,159,558 shares of common stock and 631,912 warrants to purchase common stock for cash proceeds of $200,000.

================================================================================

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

                              Results of Operations

Sales for the nine months ended September 30, 2007 and 2006 were $0 and $115,000, respectively. During the nine months ended September 30, 2006, the Company recognized the sale of two PureSafe Water Station Systems

Cost of sales for the nine month period ended September 30, 2007 and 2006 was $23,000 and $93,000, respectively. An analysis of the components of cost of sales in the 2007 and 2006 periods follows:

                                                 Rent and
                                                 Overhead
                                     Product    Payments to
      Costs of Sales Period           CGS       Manufacturer     Total

     For the nine months ended
       September 30, 2007          $   --        $ 23,000      $ 23,000
     For the nine months ended
       September 30, 2006          $ 30,000      $ 63,000      $ 93,000

================================================================================

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $1,267,128 compared to $1,282,272 for the nine months ended September 30, 2006.

The net loss for the nine months ended September 30, 2007 was $1,425, 535 compared to $1,681,754 in the same period ended September 30, 2006.

                         Liquidity and Capital Resources

At September 30, 2007, the Company had a working capital deficiency of approximately $2,600,000. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $28,080,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In March 2007, the Chief Executive Officer and a Director each made loans of $50,000 to the Company. The loans pay simple interest at the rate of 10% per annum and are due and payable in 120 days. Failure to repay the loans on a timely basis will entitle the lenders to convert their debt to common stock at a price equal to 50% of the average closing price of the Company common over the three previous business days before demand for conversion is made. As of September 30, 2007, the Company has not repaid these loans.

On September 7, 2007, the Company entered into an agreement (the "Loan Agreement"), pursuant to which the Company issued convertible notes in the aggregate of $250,000 at an interest rate of 10% per annum. In addition, the Company issued 1,384,786 warrants to purchase common stock at an exercise price of $0.096 per share. The notes mature on March 5, 2008. The holders of the notes are entitled to convert all or a portion of the notes into shares of common stock at a conversion price equal to the lower of $0.12 per share or 82.5% of the average of the three lowest closing bid prices for the 10 trading days immediately preceding the conversion date. The notes and warrants provide rights to the holders to convert the notes or exercise the warrants and provided that such actions should not result in the holders being the beneficial owner of more than 4.99% of the Company's outstanding common stock at that time.

Under the terms of the agreement the Company is required to file a registration statement covering the resale of the shares issuable under the agreement by October 17, 2007. In addition the Company is obligated to obtain an effective registration statement by December 16, 2007. If the Company is unable to have the registration statement declared effective, the Company will incur penalties of 2% per month of the principal balance. The Company filed the registration statement on October 16, 2007.

The Loan Agreement provides that the lenders are contingently obligated to lend the Company an additional aggregate amount of $150,000 when and if the registration statement is declared effective. The substantive terms and conditions of the notes and warrants to be issued on the second closing date will be same as those in the notes and warrants issued on September 7, 2007.



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

================================================================================

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

================================================================================

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

================================================================================

ITEM 3: CONTROLS AND PROCEDURES

                Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management is aware that there was a lack of segregation of duties at the Company due to the small number of employees who were dealing with general administrative and financial matters. This constituted a significant deficiency in the financial reporting. Management has mitigated these factors by hiring an outside accountant/bookkeeper to review and compile the financial statements on a quarterly and annual basis. In addition, on September 5, 2007, the Company hired a new Chief Financial Officer.

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

The second reportable condition identified is in our inability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. This condition is also considered a significant deficiency. In recent years we have consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles. Although we believe these events are unique to our Company, we are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transactions.

                          Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2007. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the nine months ended September 30, 2007 that have materially affected or that are reasonably likely to affect the internal controls.

================================================================================

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

================================================================================

                           PART II - OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2007, the Company issued 3,211,039 shares of common stock for the settlement of $311,078 of debt and accrued interest.

During the nine months ended September 30, 2007, the Company issued 123,920 shares of common stock in connection with the conversion of 3,098 shares of preferred stock.

During the nine months ended September 30, 2007, the Company raised $450,000 through the sale of 5,279,387 shares of common stock.

During the nine months ended September 30, 2007, the Company issued 100,000 shares of common stock in satisfaction of a late payment penalty to one of its note holders. The Company recorded a charge of $10,000.

During the nine months ended September 30, 2007 the Company issued 2,500,000 shares of common stock to two management employees for services. The Company incurred a stock based compensation charge of $275,000.

During the nine months ended September 30, 2007, the Company granted 9,100,000 warrants for services. Of this amount 4,100,000 warrant shares fully vested on the date of the grant, and the balance vest over the life of the grant. Each of the warrants has a life of three years, and is exercisable at $0.11 to $0.1175 per share. The Company incurred a stock based compensation charge of $265,377.

The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares were offered to less than 35
"non-accredited" investors and were purchased for investment purposes with no view to resale.

================================================================================

ITEM 6: EXHIBITS



Exhibit No.         Description
-----------         -----------


   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


   32.1 Certification of Chief Executive Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

================================================================================

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Water Chef, Inc.



Date: November 19, 2007                     /s/  Leslie J. Kessler
                                            ---------------------------------
                                                 Leslie J. Kessler,
                                                 President and
                                                 Chief Executive Officer,
                                                 (Principal Executive Officer)





Date: November 19, 2007                     /s/   Terry R. Lazar
                                            ----------------------------------
                                                  Terry R. Lazar
                                                  Director and Chief Financial
                                                  Officer (Principal Financial
                                                  and Accounting Officer)