Form 10QSB/A
period 2007-06-30
WATER CHEF INC
filed 2007-12-21
CIK 764839

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

                   For the transition period from____________
                to ______________ Commission file number 1-09478

                                WATER CHEF, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                             86-0515678
-------------------------------                             -------------------
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                             Identification No.)

           68 South Service Road, Suite 100, Melville, New York 11747
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  631-577-7915
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                        OUTSTANDING AS OF AUGUST 7, 2007
          CLASS                                                  Common
        ---------                                              -----------
Par value $0.001 per share                                     190,191,843

Transitional small business disclosure format (check one) Yes [ ] No [X]

                                WATER CHEF, INC.

                                      INDEX




                                                                          PAGE


PART I - FINANCIAL INFORMATION:


ITEM 1: FINANCIAL STATEMENTS:

     Condensed Balance Sheet (Unaudited)
        At June 30, 2007                                                   2-3

     Condensed Statements of Operations (Unaudited)
        For the Three Months Ended June 30, 2007 and 2006
        For the Six Months Ended June 30, 2007 and 2006
        For the Period January 1, 2002 to June 30, 2007                     4

     Condensed Statement of Stockholders' Deficiency (Unaudited)
        For the Six Months Ended June 30, 2007 and 2006
                                                                           5-6
     Condensed Statements of Cash Flows (Unaudited)
        For the Six Months Ended June 30, 2007 and 2006
        For the Period January 1, 2002 to June 30, 2007                    7-8

     Notes to Condensed Financial Statements (Unaudited)                   9-16


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        17-20

ITEM 3:  CONTROLS AND PROCEDURES                                          21-22


PART II: OTHER INFORMATION:


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        23

ITEM 6:  EXHIBITS                                                           24

SIGNATURE                                                                   25

CERTIFICATIONS                                                             26-27

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2007

                                     ASSETS

CURRENT ASSETS:
    Cash                                                                $215,129
    Prepaid expenses and other current assets                             30,685
                                                                        --------
      Total Current Assets                                               245,814
                                                                        --------
FIXED ASSETS:
    Property and equipment - net of accumulated
       depreciation of $234                                               13,806
                                                                        --------
OTHER ASSETS
    Patents and trademarks - net of accumulated
       amortization of $11,579                                            14,476
    Other assets                                                           6,360
                                                                        --------

      Total Other Assets                                                  20,836
                                                                        --------


TOTAL ASSETS                                                            $280,456
                                                                        ========



                  See notes to condensed financial statements.


                                       WATER CHEF, INC.
                   (A Development Stage Company Commencing January 1, 2002)

                                    CONDENSED BALANCE SHEET
                                          (UNAUDITED)

                                         JUNE 30, 2007

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $    401,099
    Accrued compensation                                                                135,000
    Accrued consulting and director fees                                                155,833
    Notes payable to officer and director (including accrued interest of $2,863)        102,863
    Notes payable (including accrued interest of $393,361)                            1,001,314
    Fair value of detachable warrants and options                                       501,800
    Fair value of embedded conversion options                                           143,900
    Accrued dividends payable                                                           190,084
                                                                                   ------------

TOTAL CURRENT LIABILITIES                                                             2,631,893
                                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
    Preferred stock - $.001 par value; 10,000,000 shares
      Authorized; 185,819 shares issued and outstanding,
      (liquidation preference $2,321,500)                                                   186
    Common stock - $.001 par value; 340,000,000 shares authorized;
      190,196,243 shares issued and 190,191,843 shares outstanding                      190,191
    Additional paid-in capital                                                       25,333,677
    Treasury stock, at cost - 4,400 shares of common stock                               (5,768)
    Deficit accumulated through December 31, 2001                                   (14,531,596)
    Deficit accumulated during development stage                                    (13,338,127)
                                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                       (2,351,437)
                                                                                   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $    280,456
                                                                                   ============


                         See notes to condensed financial statements.


                                                       WATER CHEF, INC.
                                   (A Development Stage Company Commencing January 1, 2002)

                                             CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)



                                                  For the Three Months Ended        For the Six Months Ended       For the period
                                                           June 30,                          June 30,              January 1, 2002
                                                           --------                          --------                to June 30,
                                                     2007             2006             2007             2006             2007
                                                -------------    -------------    -------------    -------------    -------------

SALES                                           $        --      $        --      $        --      $     115,000    $     471,290
                                                -------------    -------------    -------------    -------------    -------------

COST OF SALES                                           8,000           21,000           23,000           72,000          575,680

SELLING, GENERAL AND ADMINISTRATIVE -
  Including stock based compensation of
  $503,838 and $727,000 for the three months
  ended June 30, 2007 and 2006 and $503,838
  and $767,699 for the six months ended June
  30, 2007 and 2006, and $2,038,927 for the
  period January 1, 2002 to June 30, 2007,
  respectively                                        757,718          878,966          920,255        1,163,937        6,577,306

NON-DILUTION AGREEMENT TERMINATION COST                  --               --               --               --          2,462,453

INTEREST EXPENSE - Including interest expense
  to related parties of $2,466 and $5,967 for
  the three months ended June 30, 2007 and
  2006 and $2,863 and $11,934 for the six
  months ended June 30, 2007 and 2006, and
  $122,203 for the period January 1, 2002
  through June 30, 2007, respectively                  31,925           36,064          139,200          191,864        1,245,761

FINANCING COSTS - EXTENSION OF WARRANTS                  --               --               --               --             74,700

LOSS ON SETTLEMENT OF DEBT                               --               --               --               --          2,614,017

INTEREST EXPENSE -
  CONVERSION PROVISION                                113,000                           113,000                           113,000

CHANGE IN FAIR VALUE OF WARRANTS
  AND EMBEDDED CONVERSION OPTION                      (94,100)          72,400           18,400          186,600          146,500
                                                -------------    -------------    -------------    -------------    -------------
                                                      816,543        1,008,430        1,213,855        1,614,401       13,809,417
                                                -------------    -------------    -------------    -------------    -------------

NET LOSS                                             (816,543)      (1,008,430)      (1,213,855)       1,499,401)     (13,338,127)
                                                -------------    -------------    -------------    -------------    -------------

DEEMED DIVIDEND ON PREFERRED STOCK                       --               --               --               --         (2,072,296)

PREFERRED STOCK DIVIDENDS                                 (74)         (42,401)            (213)         (42,401)        (509,280)
                                                -------------    -------------    -------------    -------------    -------------
                                                          (74)         (42,401)            (213)         (42,401)      (2,581,576)
                                                -------------    -------------    -------------    -------------    -------------


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS      $    (816,617)   $  (1,050,831)   $  (1,214,068)   $  (1,541,802)   $ (15,919,703)
                                                =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE         $       (0.00)   $       (0.01)   $       (0.01)   $       (0.01)
                                                =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                 185,852,398      193,303,682      187,799,075      187,869,690
                                                =============    =============    =============    =============


                                         See notes to condensed financial statements.


                                                      WATER CHEF, INC.
                                  (A Development Stage Company Commencing January 1, 2002)

                                       CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                        (UNAUDITED)


                                                         Preferred Stock                  Common Stock              Additional
                                                   ----------------------------    ----------------------------      Paid-in
                                                      Shares          Amount          Shares          Amount         Capital
                                                   ------------    ------------    ------------    ------------    ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2007

BALANCE - JANUARY 1, 2007                               188,917    $        189     198,977,497    $    198,977    $ 22,836,764

Proceeds from Sale of Common Stock:
  ($0.090 per share) May 10, 2007                          --              --         1,111,112           1,111          98,889
  ($0.083 per share) May 10, 2007                          --              --         2,409,640           2,409         197,591
  ($0.090 per share) May 31, 2007                          --              --           555,555             555          49,445
  ($0.083 per share) June 26, 2007                         --              --         1,203,080           1,203          98,797

Stock for compensation:
  ($0.110 per share) May 2, 2007                                                      2,500,000           2,500         272,500

Common stock issued in repayment of debt:
  ($0.132 per share) February 26, 2007                     --              --           195,212             195          25,534
  ($0.111 per share) March 8, 2007                         --              --           234,165             234          25,571
  ($0.107 per share) March 14, 2007                        --              --           256,643             257          25,587
  ($0.099 per share) March 19, 2007                        --              --           262,650             263          25,608
  ($0.097 per share) March 23, 2007                        --              --           806,583             807          76,867
  ($0.095 per share) April 4, 2007                         --              --           546,901             547          51,354
  ($0.086 per share) May 1, 2007                           --              --           908,885             909          77,345

 Stock for late payment penalty:
  ($0.100 per share) May 22, 2007                          --              --           100,000             100           9,900

Preferred stock converted to common stock:
  During the quarter ended March 31, 2007                (2,848)             (3)        113,920             114            (111)
  During the quarter ended June 30, 2007                   (250)           --            10,000              10             (10)

Cancellation of debt for no consideration                  --              --              --              --         1,327,321

Surrender and cancellation of common stock                 --              --       (20,000,000)        (20,000)         20,000

Reclassification of derivative liability
  to equity upon conversion of debt                        --              --              --              --           140,000

Reclassification of options to non employees to
  derivative liability                                     --              --              --              --          (247,100)

Reclassification of derivative liability to
 equity upon conversion of preferred stock                 --              --              --              --             3,200

Amortization of warrants and option over the
  vesting period for employees and non employees           --              --              --              --           218,838

Preferred stock dividend                                   --              --              --              --              (213)

Net loss                                                   --              --              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------

BALANCE - JUNE 30, 2007                                 185,819    $        186     190,191,843    $    190,191    $ 25,333,677
                                                   ============    ============    ============    ============    ============


                                        See notes to condensed financial statements.


                                              WATER CHEF, INC.
                          (A Development Stage Company Commencing January 1, 2002)

                               CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                (UNAUDITED)
                                                (CONTINUED)


                                                                     Deficit         Deficit
                                                                   Accumulated     Accumulated
                                                     Treasury        through         During            Total
                                                      Stock        December 31,    Development     Stockholders'
                                                    - at cost          2001           Stage         Deficiency
                                                   ------------    ------------    ------------    ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2007

BALANCE - JANUARY 1, 2007                          $     (5,768)   $(14,531,596)   $(12,124,272)   $ (3,625,706)

Proceeds from Sale of Common Stock:
  ($0.090 per share) May 10, 2007                          --              --              --           100,000
  ($0.083 per share) May 10, 2007                          --              --              --           200,000
  ($0.090 per share) May 31, 2007                          --              --              --            50,000
  ($0.083 per share) June 26, 2007                         --              --              --           100,000

Stock for compensation:
  ($0.110 per share) May 2, 2007                           --              --              --           275,000

Common stock issued in repayment of debt:
  ($0.132 per share) February 26, 2007                     --              --              --            25,729
  ($0.111 per share) March 8, 2007                         --              --              --            25,805
  ($0.107 per share) March 14, 2007                        --              --              --            25,844
  ($0.099 per share) March 19, 2007                        --              --              --            25,871
  ($0.097 per share) March 23, 2007                        --              --              --            77,674
  ($0.095 per share) April 4, 2007                         --              --              --            51,901
  ($0.086 per share) May 1, 2007                           --              --              --            78,254

Stock for late payment penalty:
  ($0.100 per share) May 22, 2007                          --              --              --            10,000

Preferred stock converted to common stock:
  During the quarter ended March 31, 2007                  --              --              --              --
  During the quarter ended June 30, 2007                   --              --              --              --

Cancellation of debt for no consideration                  --              --              --         1,327,321

Surrender and cancellation of common stock                 --              --              --              --

Reclassification of derivative liability
  to equity upon conversion of debt                        --              --              --           140,000

Reclassification of options to non employees to
  derivative liability                                     --              --              --          (247,100)

Reclassification of derivative liability to
  equity upon conversion of preferred stock                --              --              --             3,200

Amortization of warrants and option over the
  vesting period for employees and non employees           --              --              --           218,838

Preferred stock dividend                                   --              --              --              (213)

Net loss                                                   --              --        (1,213,855)     (1,213,855)
                                                   ------------    ------------    ------------    ------------

BALANCE - JUNE 30, 2007                            $     (5,768)   $(14,531,596)   $(13,338,127)   $ (2,351,437)
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


                                               WATER CHEF, INC.
                           (A Development Stage Company Commencing January 1, 2002)

                                     CONDENSED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                       For the Six Months Ended     For the Period
                                                                                June 30,            January 1, 2002
                                                                     ----------------------------     to June 30,
                                                                         2007            2006            2007
                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (1,213,855)   $ (1,499,401)   $(13,338,127)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                           234            --               234
       Amortization of patents                                                927             927          10,197
       Interest expense - deferred financing                                4,687           4,687          15,000
       Stock-based compensation                                           503,838         767,699       2,048,927
       Interest expense - conversion provision                            113,000            --           113,000
       Accretion of debt discount                                          69,800         112,800         362,320
       Change in fair value of warrants and embedded
         conversion option                                                 18,400         186,600         146,500
       Loss on settlement of debt                                            --              --         2,614,017
       Non-dilution agreement termination cost                               --              --         2,462,453
       Inventory reserve                                                     --              --           159,250
       Write-off of stock subscription receivable                            --              --            21,800
       Financing cost - warrant extension                                    --              --            74,700
   Changes in assets and liabilities:
       Inventory                                                             --            30,000            --
       Prepaid expenses and other current assets                          (11,403)          2,394          25,815
       Security deposits                                                   (3,198)           --            (3,198)
       Accounts payable, accrued expenses and other current
         liabilities, accrued compensation, accrued consulting and
         director fees, accrued dividends and customer deposits           136,661        (189,381)      1,534,652
                                                                     ------------    ------------    ------------

           Net Cash Used in Operating Activities                         (380,909)       (583,675)     (3,752,460)
                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (14,040)           --           (14,040)
                                                                     ------------    ------------    ------------

            Net Cash Used in Investing Activities                    $    (14,040)   $       --      $    (14,040)
                                                                     ------------    ------------    ------------


                                 See notes to condensed financial statements.


                                         WATER CHEF, INC.
                     (A Development Stage Company Commencing January 1, 2002)

                                CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                       For the Period
                                                           For the Six Months Ended    January 1, 2002
                                                                    June 30,             to June 30,
                                                               2007         2006             2007
                                                           -----------    ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock subscription receivable                           $      --      $    --        $    65,700
   Proceeds from sale of preferred stock                          --           --          1,130,127
   Proceeds from sale of common stock                          450,000      540,000        1,990,560
   Proceeds from sale of common stock to be issued                --           --            200,000
   Deferred financing costs                                       --           --            (15,000)
   Proceeds from convertible promissory notes                     --           --            550,000
   Proceeds from officers and directors loans                  100,000         --            100,000
   Repayment of notes payable                                  (39,638)     (15,962)         (75,269)
                                                           -----------    ---------      -----------

            Net Cash Provided by Financing Activities          510,362      524,038        3,946,118
                                                           -----------    ---------      -----------

NET INCREASE (DECREASE)  IN CASH                               115,413      (59,637)         179,618

CASH AT BEGINNING OF PERIOD                                     99,716      244,595           35,511
                                                           -----------    ---------      -----------

CASH AT END OF PERIOD                                      $   215,129    $ 184,958      $   215,129
                                                           ===========    =========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
         INTEREST                                          $      --      $    --        $   356,931
                                                           ===========    =========      ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

   Compensation satisfied by issuance of common stock      $      --      $    --        $    55,250
                                                           ===========    =========      ===========

   Common stock issued in satisfaction of liabilities      $   311,078    $  48,485      $ 6,675,362
                                                           ===========    =========      ===========
   Reclassification of derivative liabilities upon
     conversion of debt                                    $   140,800    $    --        $   508,800
                                                           ===========    =========      ===========

   Reclassification of equity instruments to liabilities   $   247,100    $    --        $   536,000
                                                           ===========    =========      ===========

   Reclassification of derivative liabilities upon
     conversion of preferred stock                         $     3,200    $    --        $     3,200
                                                           ===========    =========      ===========

   Cancellation of debt for no consideration               $ 1,327,321    $    --        $ 1,327,321
                                                           ===========    =========      ===========


                           See notes to condensed financial statements.

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


                                                    Rent and Overhead
                                         Product       Payments to
           Costs of Sales Period           CGS         Manufacturer      Total
           ---------------------           ---         ------------      -----

          For the six months ended
             June 30, 2007               $  --          $   23,000      $23,000
          For the six months ended
            June 30, 2006                $30,000        $   42,000      $72,000

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

ITEM 3: CONTROLS AND PROCEDURES

     Evaluation and Disclosure Controls and Procedures

          The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

          Our auditors in connection with our 2006 annual audit identified certain deficiencies which were considered to be both material and significant. Management is aware that there is a lack of segregation of duties within the Company due to the limited number of employees responsible for general administrative and financial matters. In the past, the (former) Chief Executive Officer of the Company performed substantially all of the duties of a chief executive officer, chief financial officer and was also responsible for all accounting and financial reporting matters. This constitutes a significant deficiency in the financial reporting. Management had previously concluded that, considering the employees involved and the control procedures in place and the potential benefits of adding additional employees to clearly segregate duties, the benefit did not justify the additional expense. However, subsequent to June 30, 2007, the following steps were taken to mitigate the identified significant deficiencies: (i) hired an accountant/bookkeeper, who holds an MS in accounting and who has nine-years of experience, to review and compile the financial statements on a quarterly and annual basis, (ii) hired a new Chief Financial Officer, who is a Certified Public Accountant ("CPA") and has been a Partner in a CPA firm for many years, (iii) hired a new Chief Executive Officer, so that the authorities vested in the Chief Financial Officer and Chief Financial Officer will be separated, and
          (iv) The Resnick Druckman Group LLC (outside financial consultants) review all monthly reporting and all financial transactions, with emphasis on debt transactions.

          The system for eliminating the reported deficiencies includes both a segregation of duties and multiple reviewers of financial transactions and financial reporting, with particular attention to debt financing transactions. The Company's Bookkeeper's functions are now reviewed by the Company's Chief Financial Officer on a regular basis. Monthly, all reporting and any debt and equity transactions and black scholes computations are reviewed by the Company's Chief Financial Officer, as well as by The Resnick Druckman Group LLC.

          The second reportable condition which was identified as a material weakness, was the inability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. In recent years we have consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles. In order to mitigate this condition, The Resnick Druckman Group LLC now reviews all financial debt transactions of the Company. We believe this material weakness will be mitigated by this review process and by the other factors set forth in the third paragraph.

     Changes in Internal Controls

          Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2007. Based on such evaluation, management has concluded that the disclosure controls and procedures were not effective for their intended purpose described above. There were no other changes to the internal controls during the six months ended June 30, 2007 that have materially affected or that are reasonably likely to affect the internal controls. The control improvements identified above were implemented subsequent to June 30, 2007 as described above.

ITEM 3: CONTROLS AND PROCEDURES

     Limitations on the Effectiveness of Controls

          A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were not effective at June 30, 2007, at that reasonable assurance level, as described above.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

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

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                           PART II - OTHER INFORMATION



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

                                            Water Chef, Inc.



Date December 19, 2007                      /s/ Leslie J. Kessler
                                            ------------------------------------
                                            Leslie J. Kessler, President, Chief
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)


Date December 19, 2007                      /s/ Terry R. Lazar
                                            ------------------------------------
                                            Terry R. Lazar
                                            Director and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)