Form 10KSB
period 2007-12-31
WATER CHEF INC
filed 2008-04-15
CIK 764839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to
                                        ---------  ---------

                         Commission file number: 0-30544

                                 WATER CHEF, INC
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            DELAWARE                                              86-0515678
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        68 South Service Road, Suite 100
                                  MELVILLE, NY                      11747
                     ---------------------------------------       --------
                    (Address of principal executive offices)      (Zip Code)

                                 (516) 577-7915
                            -------------------------
                           (Issuer's telephone number)


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

The issuer's net sales for the most recent fiscal year were $00.00.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 9, 2008 was approximately, $20,093,000.

As of April 9, 2008, the Registrant had 230,410,181 shares of its Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE None

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                WATER CHEF, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                            PAGE
PART I
     ITEM 1.   DESCRIPTION OF BUSINESS ...................................     3

     ITEM 2.   DESCRIPTION OF PROPERTY....................................     7

     ITEM 3.   LEGAL PROCEEDINGS..........................................     7

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........     7

PART II
     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS....................................................     7

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION...............................................     8

     ITEM 7.   FINANCIAL STATEMENTS.......................................    13

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................    13

     ITEM 8A(T)  CONTROLS AND PROCEDURES..................................    13

     ITEM 8B. OTHER INFORMATION...........................................    14

PART III
     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT........................................    15

     ITEM 10.  EXECUTIVE COMPENSATION.....................................    16

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............    17

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    18

     ITEM 13.  EXHIBITS ..................................................    18

     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................    21

SIGNATURES     ...........................................................    22

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Water Chef, Inc. (the "Company," "Water Chef") was originally incorporated under Arizona law in 1985 and merged into a Delaware corporation in 1987. Water Chef designs and markets water purification equipment. Water coolers and filters were a substantial part of the Company's business from 1993 until the fourth quarter of 2001, at which time this business was sold so that Water Chef could concentrate on the further development, manufacturing, and marketing of their patented line of "PureSafe" water purification systems. In 2007, the Company signed a contract with Bircon Ltd, to design the "First Response Water Trauma System" line of new water decontamination systems.

The Company has generated nominal revenues to date; accordingly, the Company is considered a development stage enterprise and is subject to a number of risks similar to those of other companies in an early stage of development. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company believes the First Response Water Trauma System (FRWTS) will be the product by which the Company's first significant sales be produced since 2001. The Company expects to recognize initial sales of the FRWTS in the fourth quarter of 2008. At which time the Company will cease being a development stage enterprise.

PRODUCTS

In 1998, searching for a "killer application," Water Chef management focused on the worldwide need for safe drinking water for populations who are not served by municipal water treatment facilities, or are served by municipal systems that have malfunctioned because of improper maintenance or faulty design. The result of that activity is the PureSafe Water Station, a turn-key unit that converts "gray," or bathing grade, water into EPA grade drinking water. The PureSafe Water Station eliminates all living pathogens that pollute non-processed water - bacteria, cysts, viruses, parasites, etc. - at an affordable cost for the emerging economies of the world.

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

While the PureSafe system gained considerable attention and approval by various governmental and non-governmental agencies, it became clear that the economics of the system, primarily the power requirements to operate the unit, made sales much more difficult than anticipated.

In 2007 new management made a strategic decision that the existing PureSafe System had not produced any significant sales. New management further recognized that the existing unit required significantly more engineering. Identified markets such as third world countries were exceedingly difficult to operate in from a sales, security, economic, and maintenance perspective. In 2007, the Company signed a contract with Bircon ltd, an Israel based engineering consulting company to design our new FRWTS. The FRWTS unit is an extension of the Company's patented technology which incorporates additional purification techniques in a mobile, trailerable and self-contained unit. This simple, reliable system is designed to provide clean, potable water in all situations requiring immediate response.

The technologies of this unit include:

o    Open water pumping/ Municipal water usage
o    Pre Filteration (practical removal)
o    Pre Treatment (biological contamination)/Ozonation
o    Clorination
o    Anti Scalant / Water Softening
o    Reverse Osmosis (R/O)
o    Ozone sterilization
o    Ultra filtration
o    Post Filtration
o    UV
o    Mineralization

Installed on a light trailer that can be towed by a light truck or emergency vehicle and lifted by helicopter, the system can decontaminate most types of water, including:

o    sea water
o    river / lake
o    Contaminated municipal water
o    well / reservoirs / swimming pool
o    brackish water
o    sewage polluted water

A basic unit is capable of producing 10,000 gallons per day (37,850 liters) of high quality drinking water, exceeding the standard of regular drinking water in a bottled or container format. Larger units can handle up to 40,000 gallons per day (151,400 liters per day). Given that the World Health Organization recommends 5 liters (1.3 gallons) per person per day immediately after catastrophes, Our system can provide safe drinking water to approximately 7,600 people for the basic unit and up to 30,000 people for larger units per day.

The drinking water is supplied in disinfected bottles or expandable container, on the spot, and the containers can be delivered to the affected neighborhood or area. All models include 2 bottle washing stations capable of high quality disinfection of bottles or containers and 5 water filling and capping stations. The systems are optionally designed to serve as mobile decontamination units, utilizing high concentration of ozonated water to decontaminate first response equipment, field hospitals, and food preparation areas.

MANUFACTURING

The Company plans to initially contract out the manufacturing process of its new FRWTS until units sales dictate economic benefits of the Company's own manufacturing facility.

On April 8, 2008, the Company signed a seven-year lease for a 5,300 square foot facility in Plainview, New York that will serve as a combination of executive offices, showroom and assembly area beginning in June, 2008.

RAW MATERIALS

Our FRWTS system has been designed as part of its patented technology to utilize readily available off-the-shelf components and sub-systems. Sub-systems and components are available from multiple manufacturers. Therefore, the Company does not believe that obtaining raw materials will be a problem.

COMPETITION

Water Chef produces a turnkey solution that produces pure water to meet U.S. EPA drinking water standards. This is a far different market than that addressed by the segment of the industry which has concentrated on the multi-billion dollar municipal water treatment sector, or the equally large residential sector. The municipal solution requires significant investment for infrastructure development (building plants and laying miles of distribution pipes). Products for residential markets do not offer the performance or features to meet the needs of First Response Market or the needs of the underdeveloped nations of the world.


The Company intends to compete in the world markets with several established companies. The main competitors are:

o Nirosoft - Israel based, privately owned company established in 1990, specializes in the design, manufacture, installation, operation and maintenance of advanced water and wastewater treatment systems and services for fixed and mobile applications. According to Nirosoft own sources, the company produced and sold already over 350 trailers mostly for 3rd world countries when the cost was covered by the United Nations and other relief agencies.

o Global Water Group - US based, Global Water Group is a manufacturer of water purification, wastewater processing, and wastewater-effluent recycling equipment for municipalities, military, disaster relief agencies, industry, remote villages, homes and new residential and industrial developments. Since 1990, Global has specialized in mobile, self-contained and fixed base water purification systems for disaster relief and military use.

o LifeKeeper - Sweden based, LifeKeeper provides compact disaster relief equipment which provides electricity, water to drink and water for disinfection and sanitation. The smallest unit will supply emergency drinking water for 300 people on a daily basis.


o General Electric / Zenon - Zenon is the brand name used by the GE Water & Process Technologies unit of GE Infrastructure, a global supplier of water treatment, wastewater treatment and process systems solutions. For emergency water treatment or temporary mobile water filtration needs, Zenon offers a line of containerized membrane systems.


o Tesla / Viwa. Czech Republic based Tesla offers Viwa branded automatic mobile drinking water treatment plant designed as a provisional source of drinking water. The unit represents an integrated system, installed in a modified 20ft ISO 1 C container, with a capacity of 5000 liters per hour.

The Company recognizes that its potential competitors may have far more resources. However, the company believes its combined capability of water decontamination and delivery system are unique amongst its competitors.

MARKETING

The market for the PureSafe Water Station and First Response Water Trauma System is substantial in both worldwide and domestic opportunities. As reported by GE in "GE Infrastructure, Water & process Technologies: Transform your Business" and by ITT in "ITT Industry's Place in the Cycle of Water: Everything but the pipes," The total world market for water processing is estimated at $400 billion in 2007. The same sources also report that the market is expected to grow at a compounded annual growth rate (CAGR) of 5% to $509 billion by 2012 and that the global market for UV and Ozone disinfection is estimated at $4.6 billion in 2007 and is expected to grow at a rapid CAGR of 13.8% to $8.8 billion by 2012.

According to studies performed by the World Health Organization (WHO) and the United Nations, major parts of Africa, the Middle East, Southeast Asia, the Indian sub-continent, Latin and South America, the Caribbean, and much of Eastern Europe is in need of adequate supplies of pure water. Parts of Florida, Georgia, and other regions in the United States have also reported fresh water deficiencies. Solving this problem has been a question of appropriate technology to decontaminate water and the capability of delivering pure potable drinking water to the affected area.

The First Response Water Trauma System market is two pronged. The United States domestic marketing program will focus on the primary needs of First Responders, such as Federal, State and Local Agencies entrusted with first response challenges during times of both national disasters, as well as potential terrorist attacks.

Governmental organizations include Homeland Security Agencies, the Armed Forces, National Guard, Municipalities, Fire Departments, the Red Cross, etc.

The market for the Company's products also includes secondary markets, such as condominium developments, Universities, Hospitals, Hotels, Nursing Homes, Assisted Living Facilities or any private user that is concerned about the availability of pure, safe, potable drinking water in times of natural disasters.

The International Market includes governments who need to address the same needs as the United States domestic market. The Company's Middle East Division has the responsibility for the Middle Eastern, Europe, Asia, Africa and Australia market places.

The Company understands that to be successful, it needs to create an effective sales organization and promote its brand and product attributes through a variety of outlets and formats with clear branding messages. With this in mind, the marketing plan is based on the following key components:

     o Strategic Alliances with special advisors and organizations already integrated in the water industry both domestically and internationally.

     o Direct Marketing and Sales - Water Chef is assembling a highly qualified sales organization and representatives in the United States and Israel to market directly to local municipalities, first responders, national public emergency management agencies, and military organizations worldwide, responsible for first response emergency situations, including those involved in planning emergency preparedness plans.

     o Advertising - The Company plans to advertise in leading trade magazines.

     o Trade Show Participations - The Company plans to participate in key industry tradeshows in the United States, Israel, Europe and other regions of the world. The Company also plans to participate in Federal Emergency Management Agency (FEMA) and first responders conferences in the United States.

     o Onsite Demonstration - The Company plans to conduct onsite demonstrations with potential clients as required and when feasible. The Company will have demonstration units available in the United States and Israel for such purposes.

     o Web Based Marketing - The Company will utilize pay-per-click as well as natural Search Engine Optimization (SEO) optimization techniques to generate traffic to its website, www.waterchef.net. The Company also plans to publish its website address in its public relations campaigns. This strategy is expected to generate leads from potential clients for follow up by the direct sales organization.

     o Clear Branding Message - The Company plans to convey clear differentiating brand marketing messages to highlight the Company's brand and product attributes, on its Internet website, and its promotional campaigns. The marketing messages will be designed for decision makers in its targeted markets.

     o Public and Investor Relations Campaign - The Company plans to implement an active public and investor relations campaign as part of its marketing plan. The Company recognizes that a well coordinated public relations campaign is as valuable as or more valuable than paid advertising.


INTELLECTUAL PROPERTY

The Company filed for patent protection on its PureSafe Water Station in October of 1998 and received formal notification that the patent had been issued on February 19, 2002. The Company feels that this patent upholds its claims that the PureSafe system is a unique product. In addition to its U.S. patent, the Company has filed for patent protection in the countries of the European Union, and in Canada, Mexico, China, Hong Kong, and Japan. The patent application for the European Union (01-126 980.0) was filed on November 13, 2001; Canadian Application No. 2,362,107 was filed on November 3, 2001; Mexican Application No. PA/a/2001/12042 was filed on November 23, 2001;the Chinese Application No. 01136187.5 was filed on November 21, 2001, and was found to be in compliance on June 20, 2003; the Hong Kong Application No. 03107837.9 was filed on October 3, 2003. Each of the patent applications has been accepted, Requests for Examination have been made, and the Company currently has patent protection in the requested venues. In January 2006, the Chinese State Intellectual Property Office granted the patent rights for the invention. The patent right for the European Union was granted by European Patent Office (Patent No. 1 310 462) on February 21, 2007. The contracting states that are covered under the umbrella European Union Patent right are Switzerland/Liechtenstein, Germany, Spain, France, Italy, Netherlands, and Sweden.

The Company is in the process of filing for new patents for the First Response Water Trauma System.

The name "PureSafe Water Station" and the stylized water droplet mark have been trademarked in the United States.

Water Chef has also incorporated patented and proprietary technology in the PureSafe Water Station systems and is confident that it can protect this intellectual capital throughout the manufacturing and distribution cycle.

The Company is in the process of trade-marking of its new mobile "First Response Water Trauma System" (FRWTS)

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

SEASONALITY

The Company does not expect the sales of stationary Pure Safe Water Station to be influenced by seasonality. The Company does expect that the sales of its FRWTS system will have some level of fluctuation due to seasonality of water trauma events such as hurricanes, tornados, Tsunamis, storms, flooding or any other natural or man-made disasters.

RESEARCH AND DEVELOPMENT

Research and development of our new First Response Water Trauma System takes place at Shoham, Israel, under the supervision of Gil Tenne, our Chief Engineering Consultant. As of April 9, 2008, the total cost of the design, prototyping and development of the FRWTS has been in excess of $500,000.

INSURANCE

The Company maintains Directors' and Officers' Insurance in the aggregate amount of $4,000,000, and a $4,000,000 general business liability policy. The Company believes its insurance coverage to be adequate.

EMPLOYEES

As of December 31, 2007, the Company employed two executive officers and one administrative employee in its headquarters.

The Company believes there are a sufficient number of persons available at prevailing wage rates in or near our manufacturing locations that should expansion of its production require additional employees, they would be readily available. The Company has no collective bargaining agreement with any of its employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its principal place of business at 68 South Service Road, Melville, New York 11747. The company leases 275 square feet in an executive suite at $3,502 per month on an annual basis. On October 25, 2007, the Company signed a lease with Connecticut Yankee Realty, Inc. for a facility located at 25 Middlesex Turnpike, Essex, CT. The rent is $1,529 per month. The term of the lease is one year beginning October 1, 2007 and the Company has two one-year renewal options to extend this lease with Landlord for the same rent as is agreed for the first year.

On April 8, 2008, the Company signed a seven-year lease for a 5,300 square foot facility in Plainview, New York at $5,000 per month on an annual basis. This facility will replace our current headquarters to serve as executive offices, showroom and assembly area. The Company expects to move into the new facility by June, 2008.

ITEM 3. LEGAL PROCEEDINGS

On July 14, 2006, Funding Group, Inc. filed a complaint with the Supreme Court of the State of New York in New York County seeking damages due to an alleged breach of contract related to a $25,000 loan made by the plaintiff to the Company. On October 11, 2006, the Company filed a counter claim against Funding Group, Inc. with the Supreme Court of the State of New York. On February 9, 2008 the Company prevailed in its counter claim against Funding Group, Inc. by a decision handed down by the Supreme Court of the State of New York. Summary Judgment was granted to the Company and the Court dismissed Funding Group, Inc.'s claim against the Company in its entirety.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

The Company's common stock is traded on the Over-The-Counter Electronic Bulletin Board ("OTCBB") under the symbol WTER.OB. This market is categorized as being "thin" which means that there is generally a paucity of buyers and sellers as found in the more heavily traded Small Cap and NASDAQ markets. OTCBB stocks generally do not have the trading characteristics of more seasoned companies as they lack the market-makers that will make orderly markets as well as the buyers and sellers that give depth, liquidity and orderliness to those markets. In addition, the solicitation of orders and/or the recommendations for purchase of OTCBB stocks is restricted in many cases by the Financial Industry Regulatory Authority and by individual brokerage firms as well.

The chart below sets forth the range of high and low prices for the Company's common stock based on high and low prices during each specified period as reported by Yahoo Finance.

                                                     High     Low
                                                     ----     ---
Fiscal Year-Ended December 31, 2006
     First Quarter                                 $  0.19 $  0.07
     Second Quarter                                   0.23    0.10
     Third Quarter                                    0.13    0.09
     Fourth Quarter                                   0.15    0.07

Fiscal Year-Ended December 31, 2007
     First Quarter                                    0.19    0.11
     Second Quarter                                   0.13    0.10
     Third Quarter                                    0.12    0.06
     Fourth Quarter                                   0.09    0.02

Fiscal Year-Ending December 31, 2008
     First Quarter                                    0.14    0.03


As of the close of business on December 31, 2007, there were 803 common stock holders of record.

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

 RECENT ISSUANCES OF UNREGISTERED SECURITIES


On May 2, 2007, the company issued 2,000,000 shares of common stock to Leslie J. Kessler as part of her employment package

On May 2, 2007, the company issued 500,000 shares of common stock to Richard Ayotte as part of his employment package
On May 10, 2007, the company issued 3,520,752 shares of common stock for $300,000 investment received
On May 31, 2007, the company issued 555,555 shares of common stock for $50,000 investment received
On June 26, 2007, the company issued 1,203,080 shares of common stock for $100,000 investment received
On November 5, 2007 the company issued 3,159,558 shares of common stock for $200,000 investment received
On November 13,2007 the company issued 1,675,978 shares of common stock for $100,000 investment received
On December 21, 2007 the company issued 3,896,104 shares of common stock for $200,000 investment received
On December 21, 2007 the company issued 1,000,000 shares of common stock to Terry R. Lazar as part of his employment package
On December 21, 2007 the company issued 1, 973,684 shares of common stock to Terry R. Lazar for $100,000 investment received
On December 26, 2007 the company issued 2,255,639 shares of common stock for $100,000 investment received



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

Plan for 12 Months
------------------
         The plan for the next twelve months includes:

     1. The completion of the prototype First Response Water Trauma System, with full operational capability.
     2.   Filing of all required patents for the First Response Water Trauma
          System.
     3.   Certification of the system.
     4. Continuing Capital raise with a total maximum target of $ 10,000,000 capital for the next 12 months.
     5. Completion of improvements on new leased premises in Plainview Long Island and Grand opening, including introduction to the First Response Water Trauma System.
     6.   Hiring of new Director of Sales.
     7.   Initial penetration into target markets.
     8.   Adding special advisors to the Company as targeted resource personnel.
     9.   Concluding agreement with a strategic partner for target marketing.
     10.  Addition of Board Members.
     11. Establishment of new facility in Israel for executive offices, showroom, sales, research and development and production.
     12. Some Revenue produced by sales of the First Response Water Trauma System. 13. Hiring a Chief Technical Officer to oversee production of the FRWTS for the U.S. market.

     o    Type of Research
          ----------------
     1.   Continuing improvements in the First Response Water Trauma System .

     2. Research and development to create a stationary system that can be adapted to both domestic and international market needs.

     o    Funding
          -------
Funding has thus far been provided by private investors. It is expected that the next level of capital raise will come from a combination of private equity investors and investment banking institutions.

     o    When Plan to Cease development Stage
          ------------------------------------
The Company believes that it will cease to be a development stage Company by the 4th quarter of 2008.

 RESULTS OF OPERATIONS

Sales for the years ended December 31, 2007 and 2006 were $0 and $115,000, respectively. During the year ended December 31, 2006, the Company recognized the sale of two PureSafe Water Station Systems.
The new management of the Company made a strategic decision to focus the Company's efforts and capital to produce a new technology that can penetrate the market place with a water purification and delivery system when natural and man-made disasters occur. In the past there was very little capital invested in product development. The sales in 2006 of two pure safe water system units did not assure new management that there was an ongoing market for the existing system. The $ 115,000 in 2006 sales was an anomaly, not a reflection of a Company coming out of the Development Stage. While the marketplace has a demand for a permanent solution, management believes that significant re-engineering will be required to create a permanent solution from the existing Pure Safe Water System.
The year 2007 was primarily focused on identifying a market need and the methodology to serve that market with a new and unique product. The strategic relationship with Bircon and Gil Tenne started in the third quarter of 2007. As previously indicated, the Company believes that the 4th quarter of 2008 will be the defining time when the First Response Water Trauma System achieves sales. The Company will re-address the permanent system in 2009.

Cost of sales decreased from $114,000 for the year ended December 31, 2006, to $23,000 for the year ended December 31, 2007, a decrease of $91,000, or 80%. Even though the Company generated no sales in 2007, we paid monthly payments from January 2007 through April 2007 to Davis, Water Systems, our OEM facility for storing our units. An analysis of the components of cost of sales follows:


     Cost of Sales       Product        Rent and Overhead        Total Cost
        Period             CGS       Payments to Manufacturer     of Sales
         2007            $  --              $23,000               $ 23,000
         2006            $30,000            $84,000               $114,000


Selling, general and administrative expenses for the year ended December 31, 2007 were $1,356,895 compared to $1,559,464 for the year ended December 31, 2006, a decrease of $202,569 or 13%. The cause of the decrease in Selling, General and administrative expenses are the combinations of various factors. For example, Legal and Accounting has increased $95,366, a 44 percentage increase compare with 2006; consultation fees has increased $176,000 from 2006; Salaries decreased $280,000 from 2006; Travel & Entertainment has increased $59,000; Directors Fees decreased $33,300 Interest expense for the year ended December 31, 2007 was $ 430,067 compared to $380,553 for the year ended December 31, 2006, an increase of $49,514 or 13%. The Company does not expect the spending on Research and Development in 2008 to be at the same level as 2007 once the project of developing the FRWTS prototype is complete.

The negative changes in fair value of warrants and embedded conversion option and stock based compensation are the result of decline of our stock price in 2007.

The net loss for the year ended December 31, 2007 was $1,701,125 compared to $2,072,917 for the year ended December 31, 2006, a decrease of $371,792.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had a stockholders' deficiency of $2,029,215 and a working capital deficiency of $2,098,454. In addition, the Company had a net loss of $1,701,125 and $2,072,917 for the years ended December 31, 2007 and 2006, respectively. The financial statements have been prepared assuming that the Company will continue as a going concern. The Independent Registered Public Accounting Firm's report on our financial statements included elsewhere herein contains an explanatory paragraph about conditions that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt. The Company plans to raise an additional 10 million dollars in the next twelve months to fund the completion of the FRWTS prototype, to launch the new marketing program, to establish sales and marketing network, to start production and build inventory units, and to provide on-going working capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In March 2007, the Chief Executive Officer and a Director each made loans of $50,000 to the Company. The loans pay simple interest at the rate of 10% per annum and are due and payable in 120 days. Failure to repay the loans on a timely basis will entitle the lenders to convert their debt to common stock at a price equal to 50% of the average closing price of the Company common over the three previous business days before demand for conversion is made. In December 2007, the Chief Executive Officer exercised her option to convert her loan and accrued interest into shares of common stock which were issued in January 2008.

On September 7, 2007, the Company entered into an agreement (the "Loan Agreement"), pursuant to which the Company issued convertible notes in the aggregate of $250,000 at an interest rate of 10% per annum. In addition, the Company issued 1,384,786 warrants to purchase common stock at an exercise price of $0.096 per share. The notes mature on March 5, 2008. The holders of the notes are entitled to convert all or a portion of the notes into shares of common stock at a conversion price equal to the lower of $0.12 per share or 82.5% of the average of the three lowest closing bid prices for the 10 trading days immediately preceding the conversion date. The notes and warrants provide rights to the holders to convert the notes or exercise the warrants and provided that such actions should not result in the holders being the beneficial owner of more than 4.99% of the Company's outstanding common stock at that time. In January 2008, the note holder exercised its option to convert the entire principal amount of the note plus $8,851 of accrued interest into common stock.

Under the terms of the agreement the Company was required to file a registration statement (SEC File No. 333-146742) covering the resale of the shares issuable under the agreement by October 17, 2007. The registration was declared effective on December 26, 2007.

The Loan Agreement provides that the lenders are contingently obligated to lend the Company an additional aggregate amount of $150,000 when and if the registration statement is declared effective. The substantive terms and conditions of the notes and warrants to be issued on the second closing date will be same as those in the notes and warrants issued on September 7, 2007. As of April 9, 2008, the Company has not drawn the additional $150,000.

The Company, during 2007 and 2006, raised $1,150,000 and $568,000, respectively, through the sale of its common stock.

During 2007, the Company negotiated to settle certain promissory notes with an aggregate principal balance of $400,000 plus accrued interest of $302,933. The Agreement calls for the company to pay the note holder $150,000 payments in two installments of $75,000 each on or before December 31, 2007 and June 30, 2008. In addition, the Company will issue 2,500,000 shares of common stock of which 1,250,000 shares of common stock has been issued. The note holder agreed that it shall restrict its sale of Water Chef's common stock to the lower of no more than 25% of the previous day's trading volume or current day's trading volume or 125,000 shares per day.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The Company is currently in development stage as defined by SFAS No. 7. The following is a list of what we believe are the most critical estimations that we make when preparing our financial statements.

Development Stage Company

The Company discontinued its water cooler and filtration operations in November 2001. As a result, the Company has refocused its efforts on raising capital and developing markets for its proprietary technology. Pursuant to the provisions of Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises" (SFAS 7), we are considered a development stage company. We are subject to a number of risks similar to those of other early development stage companies.

Stock-Based Compensation

The Company reports stock based compensation under Statements of Financial Accounting Standards ("SFAS") No. 123R ("123R") "Share Based Payment." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the year ended December 31, 2007 and 2006, we issued 3,500,000 and 866,666 shares of common stock and incurred a stock based compensation charge of approximately $ 315,000 and $62,500, respectively based on the fair value on the date of the award.

We accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" ("EITF 96-18") which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

The Black-Scholes option valuation model is used to estimate the fair value of the options or their equivalent granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                      Years Ended December 31,
                                      2007               2006
                                      ----               ----
Assumption:
Risk-free interest rate              5.00 %             4.00 %
Expected life, in years              3 years           3 years
Expected volatility                    90%               118%


During the years ended December 31, 2007 and 2006 we granted 14,100,000 and 6,500,000 warrants, respectively, to employees and consultants for services provided. Accordingly we incurred a charge for stock based compensation of approximately $315,000 and $705,200, respectively. We have issued equity instruments in the past to raise capital and as a means of compensation to employees and for the settlement of debt.

Derivative Financial Instruments

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature which provided for a conversion of the convertible promissory notes into shares of our common stock at a rate which was determined to be variable. The Company determined that the conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The accounting treatment of derivative financial instruments requires that we record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible promissory notes, we were required to reclassify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. We reassesses the classification of the instruments at each balance sheet date. If the classification required under EITF Issue No. 00-19 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Registration Payment Arrangements

We account for registration rights agreements in accordance with Financial Accounting Standards Board ("FASB") Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.

Income taxes

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

The Company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

Effects of Recent Accounting Policies

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for us for financial statements issued after November 15, 2007. The adoption of this pronouncement did not have a material impact on our financial position, results of operations, or cash flows.


In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective as of the beginning of the first fiscal year 2008. The Company is evaluating the impact SFAS 159 may have on the financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) replaces SFAS No. 141, "Business Combinations", and is effective for us for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. SFAS 141(R) would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of this pronouncement is not expected to have a material impact on the financial position, results of operations and cash flows, however, this pronouncement may affect future periods.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 "("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments. (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption . At this time, management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncement and regulations as of December 31, 2007 that will become effective in subsequent periods. However we did not believe that any of those pronouncement would have significantly affected the financial accounting measures or disclosures had they been in effect during 2007 or 2006, and do not believe that any of those pronouncements will have a significant impact to the financial statements at the time they become effective.


ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the years ended December 31, 2007 and 2006 and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2007 are included herein and consist of:

          Report of Independent Registered Public Accounting Firm.......F-1

          Balance Sheet.................................................F-2

          Statements of Operations......................................F-3

          Statement of Changes in Stockholders' Deficiency..............F-4-9

          Statements of Cash Flows......................................F-10

          Notes to Financial Statements ................................F-11


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2007, no change in accountants occurred and there were no disagreements with accountants.

ITEM 8A(T). CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures
-------------------------------------------------------------

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting
-----------------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.


Under the supervision and with the participation of our management we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2007.

The Company does acknowledge the following significant deficiency, which did not rise to the level of a material weakness. The Company recognizes that it needs to provide leadership and guidance to its employees, clients and vendors regarding business ethics and professional conduct. A confidential reporting mechanism must be in place for anonymous reporting of a breach to these ethics that will enable prompt and thorough investigation. These policies are being established and will be posted on the Company's website in the second quarter of fiscal 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls
----------------------------

There has been a change in our internal control over financial reporting during the most recently completed fiscal quarter that will affect or are reasonably likely to materially affect, our internal control over financial reporting. In October 2007, the Company hired a Chief Financial Officer who is a certified public accountant.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of March 31, 2008, the Company's Directors and Executive Officers are:

Name                         Age          Position(s) with the Company

Leslie J. Kessler            60           Director, Chairman, President, and
                                          Chief Executive Officer

Terry Lazar                  64           Director, Chief Financial officer

Malcolm Hoenlein             64           Director

Leslie J. Kessler

Ms. Kessler joined the Company as its President in January 2007 and was appointed Chief Executive Officer and as a member of the Company's Board of Directors in February 2007. Since 1994, Ms. Kessler has served as the president of LIK Capital, which specializes in consulting and assisting companies with financing their growth and development. In 1996, Ms. Kessler co-founded CPC of America, Inc. and served on the board of directors. In 1998, CPC of America became a public traded company in the field of cardiology. Ms. Kessler holds both a B.A. and an M.A. from Hofstra University.

Terry Lazar

Mr. Lazar joined the Company in September 2007 as the Chief Financial Officer and a member of the Board of Directors. Mr. Lazar is a senior partner at Lazar Sanders Thaler & Associates, LLP, Certified Public Accountants and Consultants, which he founded in 1977. Mr. Lazar has served as a partner and the Chief Executive Officer of the Ambulatory Surgery Center of Brooklyn since 1987. Mr. Lazar holds his B.B.A. from the City University of New York.

Malcolm Hoenlein

Mr. Hoenlein was appointed as a member of the Board of Directors in March 2008. Mr. Hoenlein is the Executive Vice Chairman/CEO of the Conference of Presidents of Major American Jewish Organizations, the coordinating body on national and international Jewish concerns for 52 national Jewish organizations. He served on the editorial board of ORBIS, the Journal of International affairs and as a Middle East specialist at the Foreign Policy Research Institute. Mr. Hoenlein serves as an advisor to many public officials and is frequently consulted on public policy issues. He serves on the boards of various companies including Keryx Biopharmaceuticals Inc. (NasdaqGM: KERX), Manhattan Pharmaceuticals Inc. (OTCBB:MHAN.OB) and Bank Leumi USA. Mr. Hoenlein holds a B.A. in Political Science from Temple University and a Masters degree from the University of Pennsylvania's Department of International Relations.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership of common stock and other equity securities of our company with the Securities and Exchange Commission ("SEC"). Officers, directors and more than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of these reports furnished to us during 2007, all required Section 16(a) reports for our directors, officers and beneficial owners of ten percent of our outstanding stock were filed on a timely basis except for the following reports and transactions that were inadvertently reported late: (1) Leslie Kessler failed to timely file two reports covering three transactions; (2) Terry Lazar failed to timely file five reports covering twenty eight transactions; and (3) Malcolm Hoenlein failed to timely file one report covering one transaction.


Code of Ethics

We adopted a code of ethics in 2005 that was filed as Exhibit 14.1 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005. The code of ethics applies to each of our directors and officers, including the chief financial officer and chief executive officer, and all of our other employees and the employees of our subsidiaries.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
                                                                All
Name and Principal                                             Stock
Position                            Salary        Bonus       Awards     Total
                           Year       ($)          ($)         ($)        ($)
                           ----     ---------     ------     --------   --------
David A. Conway            2006     $350,000        --          --      $350,000
Leslie J. Kessler          2007     $ 99,000        --       $411,900   $510,900
President/CEO
Terry R. Lazar             2007     $15,000         --       $ 40,000   $ 55,000
CFO
--------------------------------------------------

Mr. Conway entered into a five-year employment agreement in January 2004. The agreement provided for base salary of $350,000 per year, participation in the Company's employee benefit programs and a life insurance policy in the amount of $5,000,000 which was never purchased. In addition, Mr. Conway was granted a stock appreciation right, vesting at 20% per year for five years, for 5,000,000 shares of Water Chef common stock at a strike price of $0.25 per share. Mr. Conway was originally granted stock options in January 2004 that were later converted to stock appreciation rights. Under the terms of the Employment Agreement if the employee is terminated by the Company for other than cause, the Employee is entitled to receive an amount equal to his monthly base pay multiplied by 24 months. In the event of a Change of Control the Company is required to pay to the Employee an amount equal to his monthly base salary multiplied by thirty-six. Upon his resignation as President and Chief Executive Officer in January 2007, Mr. Conway surrendered his stock appreciation rights, any unpaid severance under his employment agreement, forgave $525,738 of notes payable and accrued interest, and relinquished his rights to $471,583 of unpaid and accrued salary. The Company recorded the forgiveness of such liabilities as a contribution to capital. The cancellation of the stock appreciation rights did not have an accounting impact.

EMPLOYMENT AGREEMENTS

On January 15, 2007, Ms. Kessler was appointed President of the Company. On February 2, 2007, Ms. Kessler was approved CEO and a member of Board of Directors. Mr. Kessler's compensation for 2007 was $9,000 per month which she agreed to defer. In January 2008, she requested and was paid $18,000 of her deferred compensation. On March 29, 2007, Ms. Kessler was awarded 2,000,000 shares of common stock and a three-year stock purchase warrant for an additional 2,000,000 shares at $0.11 per share.

On September 21, 2007 Mr. Terry Lazar was appointed CFO and a member of the Board of Directors. Mr. Lazar's compensation is $5,000 per month. During 2007 Mr. Lazar received $10,000 and deferred $5,000. On September 28, 2007 the Board approved issuance of 2,000,000 shares of common stock to Mr. Lazar of which 1,000,000 shares was issued in 2007. The remaining 1,000,000 shares are to be issued in September 2008. In addition, the Board approved a three-year stock purchase warrant for 2,000,000 shares at an exercise price of $0.07.

 The Company has no long-term incentive plans at this time.

  2007 DIRECTORS' COMPENSATION

 -------------------------------------------------------------------------------
                       Fees Earned or
     Name               Paid in Cash     Stock Awards    Option Awards    Total
 -------------------------------------------------------------------------------
  John J. Clarke          $16,667            $   --            --        $16,667
 -------------------------------------------------------------------------------
  Ronald Hart                --                  --         $50,400      $50,400
 -------------------------------------------------------------------------------

On February 12, 2007, Marshall S. Sterman resigned from the Board of Directors and waived his rights to any accrued compensation owed to him by the Company. The Company wrote off $330,000 accrued compensation to additional-paid-in capital in 1st quarter of 2007. On August 31, 2007, the Company received a letter of resignation from Dr. Ronald W. Hart resigning from his position as a member of the Company's Board of Directors. On September 5, 2007, John J. Clarke, Jr. resigned from his position as a member of the Company's Board of Directors.

The Company's directors have been paid success fees for helping the Company in various equity and debt financings in previous years. These payments have been both in cash and common stock, such payments being made based on industry-wide standards and arms-length transactions.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Set forth below is information as of April 9, 2008, concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the any class of the securities of the Company, all Directors, the Executive officers, and all Directors and Executive Officers of the Company as a group based on the number of shares of common stock issued and outstanding as of the date of this report. For purposes of the report, beneficial ownership is defined in accordance with the Rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest.


                         Common Stock               Series A Preferred Stock     Series D Preferred Stock     Series F Convertible
                         Beneficially Owned(1)      Beneficially Owned(1)        Beneficially Owned (1)       Preferred Stock
                                                                                                              Beneficially Owned (1)

                         Shares          %          Shares            %          Shares            %          Shares           %

Leslie J.Kessler (2)     9,181,624      3.9%          --              --          --               --           --             --
Water Chef, Inc.
68 S. Service Road
Suite 100
Melville, NY 11747


Terry R. Lazar (3)       2,873,684      1.2%          --              --          --               --           --             --
Water Chef, Inc.
68 S. Service Road
Suite 100
Melville, NY 11747


John J. Clarke                --        --            --              --          --               --           --             --
Water Chef, Inc.
68 S. Service Road
Suite 100
Melville, NY 11747


Ronald Hart                   --        --            --              --          --               --           --             --
Water Chef, Inc.
68 S. Service Road
Suite 100
Melville, NY 11747


Jerome and Anne Asher         --        --           5,000            9.5%        --               --           --             --
JTWROS
2701 N Ocean Blvd
Apt E-202
Boca Raton, FL 33431


Robert D. Asher               --        --           5,000            9.5%        --               --           --             --
72 Old Farm Road
Concord, MA 01742


John A. Borger                --        --            --              --        10,000            10.8%         --             --
806 E. Avenida Pico
Suite I PMB #262
San Clemente, CA 92673


C Trade Inc.                  --        --            --              --          --               --          9,375          23.3%
25-40 Shore Blvd.,
Ste 9L
Astoria, NY 11102


Goldman, Sachs & Co.(4) 16,593,081      7.6%          --              --          --               --           --             --
The Goldman Sachs
Group, Inc.
85 Broad Street
New York


Peter Hoffman                 --        --            --              --          --               --          3,126           7.8%
7035 Vleigh Place
Flushing, NY 11367

                                                                 17


Robert Kaszovitz              --        --            --              --          --               --         10,000           7.8%
1621 51st Street
Brooklyn, NY 11204


Olshan Grundman Frome         --        --            --              --          --               --          5,000          12.4%
Rosenzweig & Wolosky
65 East 55th Street
New York, NY 10022


Shirley M. Wan                --        --            --              --         6,000             6.5%         --             --
5455 Chelsen Wood Dr.
Duluth, GA 30155


All Executive Officers  12,055,308      5.1%          --              --          --               --           --             --
and Directors as a
Group (2)


1. A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days upon the exercise of options and warrants and the conversion of convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that all options, warrants or convertible securities held by such person (but not those held by any other person) that are currently exercisable or convertible (i.e., that are exercisable or convertible within 60 days) have been exercised or converted.

2. Includes 98,400 shares held in an IRA, and warrants to purchase 5,000,000 shares of common stock which are currently exercisable.

3. Includes 25,000 shares held by a Profit Sharing Plan Trust, 135,000 shares held in Mr. Lazar and his wife's IRAs, 175,000 shares held jointly by Mr.
     Lazar and his wife, 165,000 shares held in a 401(k).

4. Based on an amendment to a Schedule 13G jointly filed with the Securities and Exchange Commission on February 6, 2008 by Goldman, Sachs & Co. and The
     Goldman Sachs Group, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Beginning on January 1, 2002, Mr. Sterman, a former director of the Company, was compensated at the rate of $6,000 per month for consulting services performed for the Company. In 2004 Mr. Sterman's monthly compensation increased to $10,000. Mr. Sterman's consulting agreement was terminated in June 2006. Mr.
Sterman resigned from the Board of Directors on February 12, 2007 and waived his right to any accrued compensation and director fees owed to him by the Company.

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

                                       18

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

          10.9 Securities Purchase Agreement, dated as of August 27, 2007, by and between Water Chef, Inc., Southridge Partners LP and Southshore Capital Fund Ltd - Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed September 9, 2007.

          10.10 Registration Rights Agreement, dated as of August 27, 2007, by and between Water Chef, Inc. and Southridge Partners LP.
                    - Incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed September 9, 2007.

          10.11 10% Convertible Promissory Note issued by Water Chef, Inc. on September 7, 2007 to Southridge Partners LP for the principal sum of $200,000 - Incorporated herein by reference to Exhibit 99.3 to the Form 8-K filed September 9, 2007.

          10.12 10% Convertible Promissory Note issued by Water Chef, Inc. on September 7, 2007 to Southshore Capital Fund Ltd. for the principal sum of $50,000 - Incorporated herein by reference to Exhibit 99.4 to the Form 8-K filed September 9, 2007.

          10.13 Common Stock Purchase Warrant issued to Southridge Partners LP, dated September 7, 2007, to purchase 1,107, 829 shares of common stock- Incorporated herein by reference to Exhibit
                    99.5 to the Form 8-K filed September 9, 2007.

          10.14 Common Stock Purchase Warrant issued to Southshore Capital Fund Ltd., dated September 7, 2007, to purchase 276,957 shares of common stock - Incorporated herein by reference to
                    Exhibit 99.6 to the Form 8-K filed September 9, 2007.

          10.15 Private Equity Credit Agreement, dated as of September 7, 2007, by and between Water Chef, Inc. and Brittany Capital Management Limited - Incorporated herein by reference to
                    Exhibit 99.7 to the Form 8-K filed September 9, 2007.


          10.16 Registration Rights Agreement, dated as of September 7, 2007, by and between Water Chef, Inc. and Brittany Capital Management Limited - Incorporated herein by reference to
                    Exhibit 99.8 to the Form 8-K filed September 9, 2007.


          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


          32.1 Certification of Chief Executive Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES
Aggregate fees for professional services rendered for the Company by Marcum Kliegman LLP, the Company's independent registered public accounting firm, for the years ended December 31, 2007 and 2006 are set forth bleow.

                                                            Year ended
                                                            ----------
                    Type of Service                   2007              2006
                    ---------------                   ----              ----
          Audit fees (1)                            $120,500          $125,000
          Audit-Related Fees (2)                        --                --
          Tax Fees (3)                                  --                --
          All Other Fees (4)                            --                --
                                                    --------          --------
          Total                                     $120,500          $125,000
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

All of the engagements and fees for the year ended December 31, 2007 were approved by the audit committee and its equivalent. Of the total number of hours expended during M&K's engagement to audit the Company's financial statements for the year ended December 31, 2007, none of the hours were attributed to work performed by persons other than M&K's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WATERCHEF, INC.

Date: April 14, 2008                        /s/  Leslie J. Kessler
                                            -----------------------------------
                                                 Leslie J. Kessler
                                                 President, Chief Executive
                                                 Officer (Principal Operating
                                                 Officer)

Date: April 14, 2008                        /s/  Terry R. Lazar
                                            ----------------------------------
                                                 Terry R. Lazar
                                                 Director and Chief Financial
                                                 Officer (Principal Financial
                                                 and Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Water Chef, Inc.
Mellville, New York

We have audited the accompanying balance sheet of Water Chef, Inc., (a development stage company) as of December 31, 2007 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2007 and 2006 and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Water Chef, Inc., (a development stage company) as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/  Marcum & Kliegman LLP
                                            -----------------------------
                                                 Marcum & Kliegman LLP




New York, New York
April 11, 2008



                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)
                                  BALANCE SHEET
                                DECEMBER 31, 2007

                                     ASSETS

                         Current Assets:
                            Cash                                                        $    415,400
                               Prepaid expenses                                               41,988
                                                                                        ------------

                                Total Current Assets                                         457,388

                        Equipment, net of accumulated depreciation of $2,063                  18,987

                         Patents and trademarks, net                                          38,323

                         Deferred financing costs, net                                         2,510

                         Other assets                                                          9,419
                                                                                        ------------

                         TOTAL ASSETS                                                   $    526,627
                                                                                        ============

                                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                         Current Liabilities:
                            Accounts payable and accrued expenses                            492,825
                            Accrued compensation                                             104,000
                            Accrued consulting and director fees                             166,000
                            Notes and convertible note payable
                             (including accrued interest of $417,542)                        895,077
                            Convertible promissory note including accrued interest
                              of $7,945 and net of debt discount of $67,900)                 190,045
                            Loans payable to officers (including accrued interest
                              Of $7,425)                                                     107,425
                            Fair-value of detachable warrants and options                    170,900
                            Fair-value of embedded conversion option                         239,300
                            Accrued dividends payable                                        190,270
                                                                                        ------------

                         TOTAL LIABILITIES                                              $  2,555,842
                                                                                        ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

                        Preferred stock, $.001 par value;
                            10,000,000 shares authorized;
                            185,194 shares issued and outstanding,
                            (liquidation preference $2,375,650)                                  185
                        Common stock, $.001 par value;
                            340,000,000 shares authorized;
                            204,177,806 shares issued;
                            204,173,406 shares outstanding                                   204,177
                        Additional paid-in capital                                        26,129,184
                        Treasury stock, 4,400 common shares, at cost                     (     5,768)
                        Accumulated deficit (includes $13,285,397
                          of deficit accumulated during the development stage)           (28,356,993)

                                                                                        ------------

                        TOTAL STOCKHOLDERS' DEFICIENCY                                    (2,029,215)
                                                                                        ------------

                        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $    526,627
                                                                                        ============


              The accompanying notes are an integral part of these financial statements.

                                                  F-2



                                            WATER CHEF, INC.

                        (A Development Stage Company Commencing January 1, 2002)

                                        STATEMENTS OF OPERATIONS


                                                                                             For the
                                                                                      period from January 1,
                                                                                         2002 (Date of
                                                                                        Commencement as
                                                                                          a Development
                                                                                          Stage Company)
                                                            Years Ended December 31,     to December 31,
                                                             2007             2006            2007
                                                        -------------    -------------   -------------
Sales                                                   $        --      $     115,000    $     471,290
                                                        -------------    -------------   -------------
Costs and Expenses (Income):
     Cost of sales                                             23,000          114,000          575,680
     Selling, general and administrative -
       including stock based compensation of
       $636,916 and $767,699 for the years
       ended December 31, 2007 and 2006, respectively
       and $2,182,005 for the period from
       January 1, 2002 to December 31, 2007                 1,356,895        1,559,464        7,013,946
     Non-dilution agreement termination costs                    --               --          2,462,453
     Research and development                                 435,363             --            435,363
     Interest expense (including interest expense
       for related party of $7,425 and $23,868 for
       the years ended December 31, 2007 and 2006,
       Respectively and $126,765 for the period
       January 1, 2002 to December 31, 2007)                  317,067          380,553        1,423,628
     Financing costs - extension of warrants                     --               --             74,700
     Loss on settlement of debt                                  --               --          2,614,017
     Interest expense - conversion provision                  113,000             --            113,000
     Change in fair value of warrants and
       embedded conversion option                          (  544,200)         133,900      (   416,100)
                                                        -------------    -------------    -------------
                                                            1,701,125        2,187,917       14,296,687
                                                        -------------    -------------    -------------
Net loss                                                   (1,701,125)      (2,072,917)     (13,825,397)

Deemed dividend on preferred stock                               --               --         (2,072,296)

Preferred stock dividends                                  ( 108, 699)      (   42,401)     (   617,766)
                                                        -------------    -------------    -------------

Net loss applicable to
     common stockholders                                $  (1,809,824)   $ ( 2,115,318)   $ (16,515,459)
                                                        =============    =============    =============

Basic and Diluted Loss Per Common Share                 $  (     0.01)   $ (     0.01)
                                                        =============    =============
Weighted Average Common Shares Outstanding -
     Basic and Diluted                                    190,285,689      193,408,939
                                                        =============    =============


               The accompanying notes are an integral part of these financial statements.


                                                   F-3

                                                          WATER CHEF, INC.
                                                STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   For the Period from January 1, 2002 (Date of Commencement as a
                                          Development Stage Company) to December 31, 2007

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

                             The accompanying notes are an integral part of these financial statements.
                                                                 F-4

                                                          WATER CHEF, INC.
                                                STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   For the Period from January 1, 2002 (Date of Commencement as a
                                           Development Stage Company) to December 31, 2007

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

                             The accompanying notes are an integral part of these financial statements.
                                                                 F-5

                                                          WATER CHEF, INC.
                                                STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   For the Period from January 1, 2002 (Date of Commencement as a
                                           Development Stage Company) to December 31, 2007

                                                            Preferred Stock                   Common Stock           Additional
                                                      ----------------------------    ---------------------------     Paid-in
                                                         Shares          Amount          Shares         Amount        Capital
                                                      ------------    ------------    ------------   ------------   ------------
     Reclassification of derivative liabilities
      upon conversion of debt                                --              --              --             --           368,800
     4,000,000 Warrants granted for services,
      May 18, 2006                                           --              --              --             --           464,000
     2,500,000 Warrants granted for services,
      May 24, 2006                                           --              --              --             --           241,200
     Reclassification of warrants
     and embedded conversion option upon
     issuance of convertible debt                            --              --              --             --          (288,900)

     Preferred stock dividend                                --              --              --             --          (42,401)

     Net loss                                                --              --              --             --             --
                                                       ------------    ------------    ------------   ------------   ------------
    BALANCE - DECEMBER 31, 2006                            188,917    $        189     198,977,497   $    198,977   $ 22,836,764

   Proceeds from Sale of Common Stock:
     May 10, 2007
      ($0.090 per share)                                    --              --          1,111,112          1,111         98,889
     May 10, 2007
      ($0.083 per share)                                    --              --          2,409,640          2,409        197,591
     May 31, 2007
      ($0.090 per share)                                    --              --            555,555            555         49,445
     June 26, 2007
      ($0.083 per share)                                    --              --          1,203,080          1,203         98,797
     October 26, 2007
      ($0.063 per share)                                    --              --          3,159,558          3,159        196,841
     November 7, 2007
      ($0.059 per share)                                    --              --          1,675,978          1,676         98,324
     December 5, 2007
      ($0.051 per share)                                    --              --          1,948,052          1,948         98,052
     December 12, 2007
      ($0.050 per share)                                    --              --          1,973,684          1,974         98,026
     December 13, 2007
      ($0.051 per share)                                    --              --          1,948,052          1,948         98,052
     December 20, 2007
      ($0.044 per share)                                    --              --          2,255,639          2,256         97,744
   Stock for compensation:
     May 2, 2007
      ($0.110 per share)                                    --              --          2,500,000          2,500        272,500
     December 14, 2007
      ($0.040 per share)                                    --              --          1,000,000          1,000         39,000
   Common stock issued in repayment of debt:
     February 26, 2007
      ($0.132 per share)                                    --              --            195,212            195         25,534
     March 8, 2007
      ($0.111 per share)                                    --              --            234,165            234         25,571
     March 14, 2007
      ($0.111 per share)                                    --              --            256,643            257         25,587
     March 19, 2007
      ($0.099 per share)                                    --              --            262,650            263         25,608
     March 23, 2007
      ($0.097 per share)                                    --              --            806,583            807         76,867
     April 4, 2007
      ($0.095 per share)                                    --              --            546,901            547         51,354
     May 1, 2007
      ($0.086 per share)                                    --              --            908,885            909         77,345
   Stock for late payment penalty:
     May 22, 2007
      ($0.100 per share)                                    --              --            100,000            100          9,900
   Preferred stock converted to common stock:
     February 16, 2007                             (     2,848)     (         3)          113,920            114     (      111)
     May 4, 2007                                   (       250)             --             10,000             10     (       10)
     December 12, 2007                             (       625)     (         1)           25,000             25     (       24)
   Cancellation of debt for no consideration                --              --               --             --        1,327,321
   Surrender and cancellation of common stock               --              --        (20,000,000)   (    20,000)        20,000
   Reclassification of derivative liability                 --              --               --             --         (227,300)
   Amortization of warrants and option for
    stock based compensation                                --              --               --             --          311,916
   Common stock to be issued                                --              --               --             --          100,000
   Preferred stock dividend                                 --              --               --             --        (     399)
   Net loss                                                 --              --               --             --               --
                                                   ------------    -------------    -------------    ------------    -----------
   BALANCE - DECEMBER 31, 2007                        185,194    $         185      204,177,806    $    204,177    $ 26,129,184
                                                   ============    =============    =============    ============   ============

                              The accompanying notes are an integral part of these financial statements.
                                                                F-6

                                                    WATER CHEF, INC.
                                          STATEMENT OF STOCKHOLDERS' DEFICIENCY
                             For the Period from January 1, 2002 (Date of Commencement as a
                                     Development Stage Company) to December 31, 2007

                                                             Stock                                            Total
                                                          Subscription      Treasury      Accumulated     Stockholders'
                                                           Receivable         Stock         Deficit         Deficiency
    -continued-                                           ------------    ------------    ------------    ------------
    BALANCE - JANUARY 1, 2002                             $    (67,500)   $     (5,768)   $(14,531,596)    (2,178,635)

      Extension of life of warrants                               --              --              --          111,000

      Proceeds from sale preferred stock
        ($1.00 per share)                                         --              --              --          117,500

      Proceeds from sale of common stock
        ($0.025 per share)                                        --              --              --          100,000

      Common stock issued for services
        ($0.08 per share)                                         --              --              --           36,000

      Collection of subscription receivable                     30,200            --              --           30,200

      Net Loss                                                    --              --       (1,589,746)     (1,589,746)
                                                          ------------    ------------    ------------     ------------
    BALANCE - DECEMBER 31, 2002                                (37,300)         (5,768)   (16,121,342)     (3,373,681)

      Proceeds from sale of preferred stock
       March 31, 2003
        ($1.00-$2.00 per share)                                   --              --              --           75,000
       June 30, 2003
        ($0.50 per share)                                         --              --              --           37,500
       September 30, 2003
        ($1.00-$2.40 per share)                                   --              --              --          228,509
       December 31, 2003
        ($1.33-$2.80 per share)                                   --              --              --          258,862
      Preferred stock issued for services
       March 31, 2003
        ($1.00 per share)                                         --              --              --           30,000
       June 30, 2003
        ($1.00 per share)                                         --              --              --           51,250
       September 30, 2003
        ($1.00 per share)                                         --              --              --           67,035
       December 31, 2003
        ($1.88-$4.00 per share)                                   --              --              --           65,400

      Collection of subscription receivable                     15,500            --              --           15,500
      Write-off of subscription receivable                      21,800            --              --           21,800

      Net Loss                                                    --              --       (3,535,479)     (3,535,479)
                                                          ------------    ------------    ------------    ------------
    BALANCE - DECEMBER 31, 2003                                   --            (5,768)  ( 19,656,821)     (6,058,304)
      Proceeds from sale of preferred stock
       March 31, 2004
        ($2.40-$4.80 per share)                                   --              --              --          400,256
       June 30, 2004
        ($0.80 per share)                                         --              --              --           12,500

      Preferred stock issued for services
       March 31, 2004
        ($2.00-$4.80 per share)                                   --              --              --          158,532

      Proceeds from sale of common stock
       September 30,2004
        ($0.03-$0.15 per share)                                   --              --              --          207,600
       December 31, 2004
        ($0.05-$0.10 per share)                                   --              --              --          190,000

      Common stock issued for services
       March 31, 2004
        ($0.05 per share)                                         --              --              --           23,857
       September 30,2004
        ($0.05-$0.15 per share)                                   --              --              --          128,650
       December 31, 2004
        ($0.08-$0.10 per share)                                   --              --              --           41,501

      Preferred stock dividend                                    --              --              --          (81,034)
      Common stock issued for satisfaction of liabilities
       June 30, 2004
        ($0.15 per share)                                         --              --              --        5,673,721
       December 31, 2004
        ($0.134 per share)                                        --              --              --           55,250

                        The accompanying notes are an integral part of these financial statements.
                                                           F-7


                                                    WATER CHEF, INC.
                                          STATEMENT OF STOCKHOLDERS' DEFICIENCY
                             For the Period from January 1, 2002 (Date of Commencement as a
                                     Development Stage Company) to December 31, 2007

                                                             Stock                                            Total
                                                          Subscription      Treasury      Accumulated     Stockholders'
                                                           Receivable         Stock         Deficit        Deficiency
    -continued-                                           ------------    ------------    ------------    -------------
      Preferred stock converted to common stock
       June 30, 2004                                              --              --              --              --
       September 30, 2004                                         --              --              --              --
       December 31, 2004                                          --              --              --              --

      Net loss                                                    --              --        (3,757,802)     (3,757,802)
                                                          ------------    ------------    ------------     ------------
    BALANCE - DECEMBER 31, 2004                                   --            (5,768)    (23,414,623)     (3,005,273)

     Proceeds from sale of common stock
       March 31,2005
        ($0.05 per share)                                         --              --              --            10,000
       June 30,2005
        ($0.05-$0.06 per share)                                   --              --              --            40,000
       September 30,2005
        ($0.07-$0.10 per share)                                   --              --              --           205,000
       December 31, 2005
        ($0.05-$0.07 per share)                                   --              --              --           239,960

      Common stock issued for services
       March 31, 2005
        ($0.05-$0.10 per share)                                   --              --              --            18,000
       December 31, 2005
        ($0.05-$0.06 per share)                                   --              --              --            21,627

      Preferred stock dividend                                    --              --              --           (66,436)

      Extension of 1,666,667 warrants                             --              --              --            74,700

      Common stock issued for satisfaction of liabilities
       September 30, 2005
        ($0.07 per share)                                         --              --              --            40,000
       December 31, 2005
        ($0.142 per share)                                        --              --              --            14,200

     Preferred stock converted to common stock
      March 31, 2005                                              --              --              --              --
      June 30, 2005                                               --              --              --              --
      September 30, 2005                                          --              --              --              --
      December 31, 2005                                           --              --              --              --

      Net loss                                                    --              --        (1,168,328)     (1,168,328)
                                                            ------------    ------------    ------------   -------------
    BALANCE - DECEMBER 31, 2005                                   --           (5,768)     (24,582,951)     (3,576,550)

      Proceeds from sale of common stock
       March 21, 2006
        ($0.07 per share)                                         --              --              --           250,000
       May 8, 2006
        ($0.08-$0.10 per share)                                   --              --              --           280,000
       June 28, 2006
        ($0.10 per share)                                         --              --              --            10,000
       August 17, 2006
        ($0.07 per share)                                         --              --              --            28,000

      Common stock issued for services
       March 21, 2006
        ($0.06 per share)                                         --              --              --            15,000
       May 8, 2006
        ($0.05 per share)                                         --              --              --            22,500
       June 6, 2006
        ($0.15 per share)                                         --              --              --            24,999

      Common stock issued for repayment of debt
       February 13, 2006
        ($0.11 per share)                                         --              --              --            48,485
       April 3, 2006
        ($0.08 per share)                                         --              --              --            51,404
       April 6, 2006
        ($0.08 per share)                                         --              --              --           156,574
       June 6, 2006
        ($0.10-$0.15 per share)                                   --              --              --           394,100

      Preferred stock converted to common stock                   --              --              --              --

                       The accompanying notes are an integral part of these financial statements.
                                                           F-8

                                                    WATER CHEF, INC.
                                          STATEMENT OF STOCKHOLDERS' DEFICIENCY
                             For the Period from January 1, 2002 (Date of Commencement as a
                                     Development Stage Company) to December 31, 2007

                                                              Stock                                            Total
                                                           Subscription      Treasury      Accumulated     Stockholders'
                                                            Receivable         Stock         Deficit        Deficiency
 -continued-                                               ------------    ------------    ------------    ------------
   Reclassification of derivative liabilities upon
    Conversion of debt                                             --              --              --           368,800
   4,000,000 Warrants granted for services,
    May 18, 2006                                                   --              --              --           464,000
   2,500,000 Warrants granted for services,
    May 24, 2006                                                   --              --              --           241,200
 Reclassification of warrants
  and embedded conversion option upon
  issuance of convertible debt                                     --              --              --          (288,900)
   Preferred stock dividend                                        --              --              --           (42,401)
   Net loss                                                        --              --        (2,072,917)     (2,072,917)
                                                           ------------    ------------    ------------    ------------
 BALANCE - DECEMBER 31, 2006                               $       --      $     (5,768)   $(26,655,868)     (3,625,706)

Proceeds from Sale of Common Stock:
  May 10, 2007
   ($0.090 per share)                                              --              --              --           100,000
  May 10, 2007
   ($0.083 per share)                                              --              --              --           200,000
  May 31, 2007
   ($0.090 per share)                                              --              --              --            50,000
  June 26, 2007
   ($0.083 per share)                                              --              --              --           100,000
  October 26, 2007
   ($0.063 per share)                                              --              --              --           200,000
  November 7, 2007
   ($0.059 per share)                                              --              --              --           100,000
  December 5, 2007
   ($0.051 per share)                                              --              --              --           100,000
  December 12, 2007
   ($0.050 per share)                                              --              --              --           100,000
  December 13, 2007
   ($0.051 per share)                                              --              --              --           100,000
  December 20, 2007
   ($0.044 per share)                                              --              --              --           100,000
Stock for compensation:
  May 2, 2007
   ($0.110 per share)                                              --              --              --           275,000
  December 14, 2007
   ($0.040 per share)                                              --              --              --            40,000
Common stock issued in repayment of debt:
  February 26, 2007
   ($0.132 per share)                                              --              --              --            25,729
  March 8, 2007
   ($0.111 per share)                                              --              --              --            25,805
  March 14, 2007
   ($0.111 per share)                                              --              --              --            25,844
  March 19, 2007
   ($0.099 per share)                                              --              --              --            25,871
  March 23, 2007
   ($0.097 per share)                                              --              --              --            77,674
  April 4, 2007
   ($0.095 per share)                                              --              --              --            51,901
  May 1, 2007
   ($0.086 per share)                                              --              --              --            78,254
Stock for late payment penalty:
  May 22, 2007
   ($0.100 per share)                                              --              --              --            10,000
Preferred stock converted to common stock:
  February 16, 2007                                                --              --              --              --
  May 4, 2007                                                      --              --              --              --
  December 12, 2007                                                --              --              --              --
Cancellation of debt for no consideration                          --              --              --         1,327,321
Surrender and cancellation of common stock                         --              --              --              --
Reclassification of derivative liability                           --              --              --          (227,300)
Amortization of warrants and op
 stock based compensation                                          --              --              --           311,916
Cash proceeds from common stock subscription
  December 26, 2007                                                --              --              --           100,000
Preferred stock dividend                                           --              --              --        (      399)

Net loss                                                           --              --        (1,701,125)     (1,701,125)
                                                           ------------    ------------    ------------    ------------
 BALANCE - DECEMBER 31, 2007                               $       --      $     (5,768)   $(28,356,993)   $ (2,029,215)
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

                                                           F-9


                                                  WATER CHEF, INC.

                              (A Development Stage Company Commencing January 1, 2002)

                                              STATEMENTS OF CASH FLOWS

                                                                                                  For the
                                                                                             Period from January 1,
                                                                                                 2002 (Date of
                                                                                                Commencement
                                                                                               as a Development
                                                                                                Stage Company)
                                                                   Year Ended December 31,      to December 31,
                                                                     2007            2006            2007
                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $ (1,701,125)   $ (2,072,917)   $(13,825,397)
     Adjustments to reconcile net loss to
      net cash used in operating activities
       Depreciation                                                     2,063            --             2,063
       Amortization of patents                                          2,623           1,854          11,893
       Interest expense - amortization of  deferred financing           9,707           7,500          20,020
       Stock based compensation                                       636,916         767,699       2,182,005
       Interest expense - conversion provision                        113,000            --           113,000
       Accretion of debt discount                                     204,901         217,320         497,421
       Change in fair value of warrants and
         embedded conversion option                                (  544,200)        133,900      (  416,100)
       Loss on settlement of debt                                        --         2,614,017       2,614,017
       Non-dilution agreement termination cost                           --              --         2,462,453
       Inventory reserve                                                 --              --           159,250
       Write-off of stock subscription receivable                        --              --            21,800
       Financing costs - warrant extension                               --              --            74,700
     Change in assets and liabilities
       Inventory                                                         --            30,000            --
       Prepaid expenses and other current assets                   (   28,962)          3,682           8,256
       Accounts payable, accrued expenses, accrued dividends,
         accrued compensation, accrued consulting and director
         fees, customer deposits and other current liabilities        244,940      (   74,148)      1,642,931
                                                                 ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                              (1,060,137)     (  985,110)    ( 4,431,688)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                            (   21,050)           --       (    21,050)
     Patent costs                                                  (   25,543)           --       (    25,543)
                                                                 ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                              (   46,593)           --       (    46,593)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Reduction of stock subscription receivable                          --              --            65,700
     Proceeds from sale of preferred stock                               --              --         1,130,127
     Proceeds from sale of common stock                             1,150,000         568,000       2,690,560
     Proceeds from sale of common stock to be issued                  100,000            --           300,000
     Deferred financing costs                                      (    7,530)     (    7,500)    (    22,530)
     Proceeds from convertible promissory note                        250,000         300,000         800,000
     Proceeds from officers and directors loans                       100,000            --           100,000
     Repayment of notes payable                                    (  170,056)     (   20,269)    (   205,687)
                                                                 ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,422,414         840,231       4,858,170
                                                                 ------------    ------------    ------------
NET INCREASE (DECREASE) INCREASE IN CASH                              315,684      (  144,879)        379,889

CASH AT BEGINNING OF YEAR                                              99,716         244,595          35,511
                                                                 ------------    ------------    ------------
CASH AT END OF YEAR                                              $    415,400    $     99,716    $    415,400
                                                                 ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the years for:
       Interest                                                  $     10,556    $    312,293    $    367,487
                                                                 ============    ============    ============
NON-CASH FINANCING ACTIVITIES:

 Compensation satisfied by issuance of common stock              $       --      $       --      $     55,250
                                                                 ============    ============    ============
 Common stock issued in satisfaction of liabilities              $    311,078    $    650,563    $  6,675,362
                                                                 ============    ============    ============

Reclassification of derivative liabilities upon
  conversion of debt                                             $   (227,300)   $    368,800    $    141,500
                                                                 ============    ============    ============
 Reclassification of equity instruments to liabilities
   upon issuance of debt                                         $       --      $    288,900    $    288,900
                                                                 ============    ============    ============
Cancellation of debt for no consideration                        $  1,327,321    $       --      $  1,327,321
                                                                 ============    ============    ============

                     The accompanying notes are an integral part of these financial statements.
                                                        F-10

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Water Chef, Inc. (the "Company"), is a Delaware Corporation currently engaged in the design and development of its technology to be used in the marketing and sale of water purification systems both in and outside the United States. The Company's corporate headquarters is in Melville, New York.

The Company has generated nominal revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.



NOTE 2 - BASIS OF PRESENTATION AND CONTINUED OPERATIONS

Basis of Presentation

The Company discontinued its water cooler and filtration operations in November 2001. As a result, the Company has refocused its efforts on raising capital and developing markets for its proprietary technology. Therefore, for financial purposes, the Company has determined that it has re-entered the development stage commencing January 1, 2002. The Company's statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2007 represent the financial information cumulative, from inception/commencement, required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises."

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $1,700,000 and $2,073,000 for the years ended December 31, 2007 and 2006, respectively. The Company has a working capital deficit and a stockholders' deficiency of approximately $2,098,000 and $2,029,000 at December 31, 2007 respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt. The Management plans to raise an additional 10 million dollars in the next twelve months to fund the completion of the FRWTS prototype, to launch the new marketing program, to establish sales and marketing network, to start production and build inventory units, and to provide on-going working capital. The management anticipates that by the 4th quarter of 2008, we will be fully commercially operational and cease to be a development stage entity. However, should the Company not be successful in obtaining the necessary financing to fund its operations it would need to curtail certain of its business activities. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets), contingencies, as well as the recording and presentation of its common stock and related warrants issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS


Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2007 the Company did not have any cash equivalents.

Patents and Trademarks

 Patents and trademarks are amortized ratably over 9 to 14 years. The Company assesses the carrying value of its patents for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2007 and 2006, respectively.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt.

Equipment

Equipment procured in the normal course of business is stated at cost. Equipment is being depreciated on a straight-line method over the estimated useful lives of the assets, which generally range from two to seven years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the statement of operations. Maintenance and repair expenses are charged to operations as incurred. As of December 31, 2007, equipment was primarily comprised of office equipment. Depreciation expense amounted to $2,063 for the year ended December 31, 2007.

Stock-Based Compensation

The Company reports stock based compensation under Statements of Financial Accounting Standards ("SFAS") No. 123R ("123R") "Share Based Payment." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" ("EITF 96-18") which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

The Black-Scholes option valuation model is used to estimate the fair value of the options or their equivalent granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.

During the years ended December 31, 2007 and 2006 the Company granted 14,100,000 and 6,500,000 warrants to employees and consultants for services provided. Accordingly the Company incurred a charge for stock based compensation of approximately $311,900 and $705,200, respectively.

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                      Years Ended December 31,
                                      2007               2006
                                      ----               ----
Assumption:
Risk-free interest rate              5.00 %             4.00 %
Expected life, in years              3 years           3 years
Expected volatility                    90%               118%


During the year ended December 31, 2007 and 2006, the Company issued 3,500,000 and 866,666 shares of common stock and incurred a stock based compensation charge for approximately $325,000 and $62,500, respectively based on the fair value on the date of the award.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were diminimus for the years ended December 31, 2007 and 2006, respectively.

Income Taxes

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

Loss Per Share

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock. Common stock equivalents were excluded from the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of options, warrants and the conversion of preferred stock and convertible debt for the years ended December 31, 2007 and 2006, were comprised as follows.

                                                        As of December 31,
                                                      2007              2006
                                                   ----------       ----------
Warrants                                           25,889,331        7,812,352
Convertible debt                                   13,735,042        6,519,190
Series F preferred stock                            1,587,760        1,736,720
                                                   ----------       ----------
Total common stock equivalents                     41,212,133       16,068,262
                                                   ----------       ----------

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

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

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. During the year ended December 31, 2007 the Company incurred $435,363 of research and development costs which are included in the statement of operations.

Derivative Financial Instruments

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for a conversion of the convertible promissory notes into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible promissory notes, the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification required under EITF Issue No. 00-19 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Registration Payment Arrangements

The Company accounts for registration rights agreements in accordance with Financial Accounting Standards Board ("FASB") Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. For the year ended December 31, 2007, the Company has incurred an additional charge of $5,000 for the registrations penalties as disclosed in Note 6.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS


effective for financial statements issued after November 15, 2007. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective as of the beginning of fiscal year 2009. The Company is evaluating the impact SFAS 159 may have on the financial position, results of operations, or cash flows.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) replaces SFAS No. 141, "Business Combinations", and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. SFAS 141 ( R) would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of this pronouncement is not expected to have a material impact on the financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 "("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments. (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncement and regulations as of December 31, 2007 that will become effective in subsequent periods. However we did not believe that any of those pronouncement would have significantly affected the financial accounting measures or disclosures had they been in effect during 2007 or 2006, and do not believe that any of those pronouncements will have a significant impact to the financial statements at the time they become effective.


NOTE 4 - PATENTS AND TRADEMARKS

Patents and trademarks as of December 31, 2007 consist of the following:

          Patents                                     $      50,043
          Trademarks                                          1,555
                                                      -------------
          Total cost                                         51,598
          Accumulated amortization                      (    13,275)
                                                      -------------
          Patents and Trademarks, Net                 $      38,323
                                                      =============


Amortization expense for the years ended December 31, 2007 and 2006 was $2,623 and $1,854, respectively. The following table presents the Company's estimate for amortization expense for each of the five succeeding years and thereafter.

          2008                                        $       3,557
          2009                                                3,557
          2010                                                3,557
          2011                                                3,557
          2012                                                3,557
          2013 and thereafter                                20,538
                                                      -------------
                                                      $      38,323
                                                      =============

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


NOTE 5 - NOTES AND CONVERTIBLE NOTE PAYABLE

Notes payable and accrued interest at December 31, 2007 consists of the following:

                             (a)         $      197,830
                             (b)                627,934
                             (c)                 69,313
                                         --------------

                             Total       $      895,077
                                         ==============


(a) These are unsecured notes bearing interest ranging from 10% to 15% per annum, with no specific due date for repayment. The amount due on these notes, inclusive of $114,608 of interest is $197,830 at December 31, 2007. No demands for repayment have been made by the note holder.

(b) In April 2001, the Company issued a $400,000 promissory note at an interest rate of 2% per month. In consideration for the issuance of this note, 500,000 shares of the Company's common stock were issued to the note holder and a $74,000 debt discount was recorded and fully amortized in the year ended December 31, 2001. The principal balance and accrued interest was payable on September 1, 2001. The Company did not make such payment and was required to issue an additional 100,000 penalty shares of its common stock to the note holder. The Company recorded additional interest expense of $12,300 related to the issuance of these penalty shares. In October 2007, the Company entered into a settlement agreement with this note holder (See Note 15). Under the agreement, the Company is obligated to make payments of $75,000 each on or before December 31, 2007 (which was paid) and June 30, 2008. In addition, the Company is obligated to issue 2,500,000 shares of common stock to the note holder as settlement for the remaining balance due under the promissory note of $477,934. The Company issued 1,250,000 shares of the 2,500,000 in January 2008.

(c) In November 2000, the Company entered into a Convertible Promissory Note agreement with a Company of which a former board of director member has an ownership interest. Under the terms of the agreement, the Company may be advanced a maximum of $300,000. The Company was advanced the following: $100,000 in November 2000, $50,000 in December 2000 and $50,000 in January 2001. No further cash advances were made to the Company. The Convertible Promissory Note agreement also called for the payment of $100,000 of Company expenses. The advances bear interest at 10% per annum and were to have been repaid as of January 15, 2002. A maximum of 6,000,000 shares could have been issued upon conversion had the full $300,000 been advanced. As of December 31, 2007, the balance of the convertible promissory note principal was $69,313.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES


On October 17, 2006, the Company entered into a Convertible Promissory Note and received proceeds of $300,000. The loan had a stated interest rate of 8% per annum and matured on February 17, 2007. The Company issued a warrant for 882,352 shares of the Company's common stock, exercisable at $0.085 per share and has a life of three years. The warrant has a cashless exercise provision. The note and accrued interest were convertible at any time after the maturity date into shares of the Company's common stock at a conversion price equal to 82.5% of the then current market price. The gross proceeds of $300,000 were recorded net of a discount of $174,200. The debt discount consisted of $12,800 related to the fair value of the warrants and $161,400 related to the fair value of the embedded conversion option. The debt discount was charged to interest expense ratably over the life of the loan. The lender converted the entire note of $300,000 and $11,078 of interest into 3,211,039 shares of common stock during the year ended December 31, 2007.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


NOTE 6 - CONVERTIBLE PROMISSORY NOTES (continued)


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

Under the terms of the agreement the Company was required to file a registration statement covering the resale of the shares issuable under the agreement by October 17, 2007. In addition, the Company was obligated to obtain an effective registration statement by December 16, 2007. If the Company was unable to have the registration statement declared effective, the Company would have incurred penalties of 2% per month of the principal balance. The Company filed the registration statement on October 17, 2007 and obtained effectiveness on December 26, 2007. The Company accrued $5,000 for penalty.

The Loan Agreement provided that the lenders are contingently obligated to lend the Company an additional aggregate amount of $150,000 when and if the registration statement was declared effective. The substantive terms and conditions of the notes and warrants to be issued on the second closing date would be same as those in the notes and warrants issued on September 7, 2007. As of December 31, 2007, the Company has not drawn down from the lender the $150,000.

The Company accounted for the September 7, 2007 transaction in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.". Accordingly, the warrants and the embedded conversion option are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds of $250,000 were recorded net of a discount of $203,000. The debt discount consisted of $68,400 related to the fair value of the warrants and $135,300 related to the fair value of the embedded conversion option. The debt discount is charged to interest expense ratably over the life of the loan. As of December 31, 2007, the balance of the convertible promissory note principal and accrued interest was $190,045 net of a debt discount of $67,900. In January, 2008, the Company issued 8,408,670 shares of stock for the settlement of $258,851 which includes $8,851 of accrued interest.

NOTE 7 - EQUITY AGREEMENT

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

Under the terms of the equity agreement the Company is required to file a registration statement and obtain its effectiveness prior to issuing any shares under the equity agreement. Should the Company not maintain the effectiveness of the registration statement the Company will be obligated to pay damages of 2% per month of the cost of the outstanding shares held by the investor. As of December 31, 2007, the Company has not registered the underlying shares and has not issued any shares or received any proceeds under the equity agreement.

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


NOTE 8 - CONSULTING AGREEMENT

In October 2007, the Company formalized a consulting agreement for services regarding the development of an international marketing program. The Company agreed to compensate the consultant at a monthly rate of $8,000. The term of the consulting agreement is for 36 months commencing from January 16, 2007 renewable for an additional one year term. Under the terms of the agreement the consultant is eligible to receive from the Company two million shares of the Company's common stock (On March 13, 2008 the Company issued 1,000,000 shares of common stock to the consultant ). On April 1, 2007, the Company granted to the consultant 2,000,000 warrants to purchase common stock, having a life of 3 years and exercisable at $0.1175 per share and carry a cashless exercise provision. This option was initially valued at approximately $121,000 utilizing the Black Scholes option pricing model and is being charged to operations over the vesting period in accordance with EITF 96-18. On a quarterly basis, the Company adjusts the unvested value on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization, since inception, is reflected in the current period amortization. During the year ended December 31, 2007, approximately $60,000 was charged to operations. As of December 31, 2007, the fair value of the unamortized portion of the option was approximately $9,000.


NOTE 9 - COMMON STOCK ISSUED

During the year ended December 31, 2006, the Company recorded the following transactions:

Cash
During the year ended December 31, 2006, the Company raised $568,000 through the sale of 7,869,230 shares of common stock

Services
During the year ended December 31, 2006, the Company issued 866,666 shares of common stock for services for a value of $62,499. On May 18, 2006, the Company granted 4,000,000 warrants to a consultant who was appointed President in January 15, 2007 (See Note 12) The warrants fully vested the date of the grant, have a life of 3 years and are exercisable at $0.10 per share. The Company incurred a stock based compensation charge of $464,000.


On May 24, 2006, the Company granted 2,500,000 warrants to two directors for past services. The warrants fully vested on the date of the grant, have a life of 3 years and are exercisable at $0.15 per share. The Company incurred a stock based compensation charge of $241,200.


Conversion of preferred stock into common stock
During year ended December 31, 2006, the Company issued to various parties 1,866,720 shares of its common stock in connection with the conversion of 46,668 shares of preferred stock. During the year ended December 31, 2007, the Company recorded the following transactions:

Debt
During the year ended December 31, 2007, the Company issued 3,211,039 shares of common stock for $300,000 of debt principal and $11,078 of accrued interest.


Conversion of preferred stock into common stock
During the year ended December 31, 2007, the Company issued 148,920 shares of common stock in connection with the conversion of 3,723 shares of preferred stock.

Cash
During the year ended December 31, 2007, the Company raised $1,150,000 through the sale of 18,240,350 shares of common stock and warrants to purchase 3,043,320 shares of common stock at an exercise price of $0.0532 to $0.076. The warrants have a life of 3 years.

In December 2007 the Company received $100,000 cash proceeds for the issuance of 2,255,639 shares of common stock and warrant to purchase 451,128 shares of common stock at an exercise price of $0.0532. The warrants have a life of 3 years. The Company issued these shares and warrants during the first quarter ended March 31, 2008.



                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS



Services
During the year ended December 31, 2007, the Company issued 100,000 shares of common stock in satisfaction of a late payment penalty to one of its note holders. The Company recorded a charge of $10,000.

During the year ended December 31, 2007, the Company issued 3,500,000 shares of common stock to two management employees for services. The Company incurred a stock based compensation charge of $315,000.

During the year ended December 31, 2007, the Company granted 15,100,000 warrants to various employees and consultants for services. Of this amount 5,100,000 warrant shares fully vested on the date of the grant, and 10,000,000 will vest over the life of the warrant. Each of the warrants has a life of three years, and is exercisable at $0.0532 to $0.1500 per share. The Company incurred a stock based compensation charge of $351,916 related to the vested portion.

Relinquishment of common stock Effective with the resignation of the former
President and Chief Executive Officer on January 29, 2007, 20,000,000 shares of common stock were returned to the Company. The return of the shares were immediately retired and cancelled.

NOTE 10 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock, issuable in series with rights, preferences, privileges and restrictions as determined by the board of directors.

At December 31, 2007, outstanding preferred shares were as follows:
                                                                                       Liquidation
                                                   Current                              Preference
                                                    Annual       Total      Dividend   (including
            Authorized   Outstanding     Par       Dividend     Dividend    Arrearage    dividend
              Shares       Shares       Value    Requirement   Arrearage    Per Share   arrearage)
Series A      400,000       52,500   $       53   $   52,500   $  675,100   $  12.85    $1,200,100
Series D    2,000,000       93,000           93       55,800      640,800       6.89     1,175,550
Series F    1,000,000       39,694           39         --        190,270        --          --
                        ----------   ----------   ----------   ----------               ----------

                           185,194   $      185   $  108,300   $1,506,170               $2,375,650
                        ==========   ==========   ==========   ==========               ==========

                                WATER CHEF, INC.


            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

NOTE 10 - PREFERRED STOCK

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

Series F:
The Series F 10% convertible preferred stock is a two-year convertible preferred instrument. All dividends are cumulative and are payable in shares of the Company's common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier. The conversion rate for shares and accrued dividends payable is 40 shares of common for each share of preferred stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation. In connection with Series F Preferred Stock conversions, the Company recorded dividends of $399 and $42,401 for each of the years ended December 31, 2007 and 2006, respectively.



                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

NOTE 11 - STOCK WARRANTS

The following warrants were issued by the Company in connection with Convertible
Promissory Notes:

         The year ended December 31, 2005                       430,000
         The year ended December 31, 2006                       882,352
         The year ended December 31, 2007                     1,384,786

The following warrants were issued by the Company in connection with various employment and compensation agreements:

         The year ended December 31, 2006                     6,500,000
         The year ended December 31, 2007                    14,100,000

During the year ended December 31, 2007, the Company issued 2,592,193 warrants in connection with a private placement of 12,960,963 shares of common stock.

The following tables illustrate the Company's warrant issuances and balances outstanding as of, and during the years ended December 31, 2007 and 2006:

                                              Shares            Weighted                    Weighted
                                             Underlying          Average       Intrinsic     Average
                                              Warrants        Exercise Price    Value       Fair Value
                                          -----------------  ---------------   ---------   ------------
       Outstanding at December 31, 2005       2,096,667            $ 0.15       $  --         $0.10
       Granted                                7,382,352              0.12          --          0.11
          Expired                            (1,666,667)            (0.15)         --           --
          Exercised                                  --                --          --           --
                                          -----------------
       Outstanding at December 31, 2006       7,812,352            $ 0.12       $22,059       $0.10
          Granted                            18,076,979              0.08          --         $0.04
          Expired                                   --                 --          --           --
          Exercised                                 --                 --          --           --
                                          -----------------
       Outstanding at December 31, 2007      25,889,331            $ 0.11          --         $0.05
                                          =================  ===============   ==========    ==========



                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

NOTE 11 - STOCK WARRANTS (continued)

The following is additional information with respect to the Company's warrants as of December 31, 2007:


                                     WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
                         -----------------------------------------------   -----------------------------
                                                    Weighted
                                                     Average    Weighted
                                     Number of     Remaining     Average    Number of      Weighted
                         Exercise  Outstanding    Contractual   Exercise   Exercisable      Average
                          Price      Warrants        Life        Price      Warrants     Exercise Price
                        ---------  ------------   ------------   -------  ------------   --------------
                          $ 0.053      451,128     3.0 years      $0.053      451,128        $0.053
                          $ 0.054    3,000,000     3.0 years      $0.054           --        $   --
                          $ 0.061      394,737     2.9 years      $0.061      394,737        $0.061
                          $ 0.062      389,610     2.9 years      $0.062      389,610        $0.062
                          $ 0.062      389,610     3.0 years      $0.062      389,610        $0.062
                          $ 0.070    2,000,000     2.7 years      $0.070           --        $   --
                          $ 0.072      335,196     2.9 years      $0.072      335,196        $0.072
                          $ 0.076      631,912     2.8 years      $0.076      631,912        $0.076
                          $ 0.085      882,352     1.8 years      $0.085      882,352        $0.085
                          $ 0.096    1,384,786     2.8 years      $0.096    1,384,786        $0.096
                          $ 0.100    4,000,000     1.4 years      $0.100    4,000,000        $0.100
                          $ 0.110    7,100,000     2.3 years      $0.110    3,100,000        $0.110
                          $ 0.118    2,000,000     2.2 years      $0.118    1,000,000        $0.118
                          $ 0.140      430,000      .9 years      $0.140      430,000        $0.140
                          $ 0.150    2,500,000     1.4 years      $0.150    2,500,000        $0.150
                        ---------  ------------   ------------   -------  ------------   --------------
                                    25,889,331                             15,889,331
                                   ============                           ============

NOTE 12 - RELATED PARTY TRANSACTIONS


On January 29, 2007, the Company's President and Chief Executive Officer who resigned, also surrendered his stock appreciation rights, any unpaid severance under his employment agreement, forgave $525,738 of notes payable and accrued interest, and relinquished his rights to $471,583 of unpaid and accrued salary.
The Company recorded the forgiveness of such liabilities which aggregated
$947,321 as a contribution to capital. The cancellation of the stock appreciation rights did not have an accounting impact.

On February 12, 2007, a Director of the Company resigned from the Board of Directors and waived his rights to any accrued consulting and director fees owed to him which aggregated to $330,000 by the Company. The Company recorded the forgiveness of such liabilities as a contribution to capital.

In January 2007, the Board of Directors approved the appointment of a new
President and CEO. In connection with this employment, the President and CEO will be paid $9,000 per month. In addition, the Company issued 2,000,000 shares of the Company's common stock and granted warrants to purchase 2,000,000 shares of the Company's common stock. The warrants are exercisable at $0.11 per share, have a life of three years and vest over two years. In addition, the employment agreement will provide for certain performance-based cash incentives. During the year ended December 31, 2007, the Company issued the 2,000,000 shares of common stock at a fair value of $220,000 and granted the warrants at a fair value of $125,200. The warrants were valued using the Black-Scholes option valuation model and are charged to operations ratably over the vesting period. On
September 28, 2007, the Company amended the terms of the warrants previously granted to the President and CEO to include a cashless exercise provision. As of December 31, 2007, the terms of the employment agreement have not been executed.

On September 5, 2007, the Board of Directors approved the appointment of a Chief
Financial Officer. In connection with this employment, the Chief Financial
Officer will be paid $5,000 per month. On December 14, 2007 in connection with the employment the Company granted 2,000,000 shares and issued 1,000,000 shares of commons stock. The remaining shares are to be issued after the first anniversary of employment. The Company recorded a stock based compensation charge of $40,000 for the fair value associated with the 1,000,000 shares. In addition on September 28, 2007 the Company granted warrants to the Chief
Financial Officers in connection with this employment. The warrants are exercisable at $0.07 per share and have a cashless exercise provision. The warrants have a life of 3 years and 1,000,000 shares vest at the first anniversary of employment and the balance after two years. The fair value of the warrants of $25,100 will be amortized ratably over the two year vesting period.
The employment agreement will provide for certain performance-based cash incentives. As of December 31, 2007, the terms of the Chief Financial Officers' employment agreement have not been executed.


                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued
NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

In March 2007, the Chief Executive Officer and a Director each made loans of $50,000 each to the Company. The loans pay simple interest at the rate of 10% per annum and are due and payable in 120 days. The loans to the Chief Executive Officer and the Director carry an option that if the loans are not repaid by June 14, 2007 and June 29, 2007, respectively, such option will entitle the lenders to convert their debt to common stock at a price equal to 50% of the average closing price of the Company's common stock over the three previous business days before demand for conversion is made. On the maturity date of the loan the Company recorded a charge of $113,000 for the embedded conversion option. Under accounting guidance provide by EITF 00-19, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability. Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period. In January 2008 the Chief Executive Officer converted her note plus accrued interest of $53,658 into 2,146,324 shares of the Company's common stock.

In December 2007, the Company sold to the Chief Financial Officer 1,973,684 shares of common stock and 394,737 warrants to purchase common stock for proceeds of $100,000 which approximated market value. The warrants are exercisable at $0.0608 per share and have a life of 3 years.

In April 2007, the Company entered into an employment agreement with theVice President of sales and marketing. The executive will be compensated at an annual salary of $84,000 and is eligible for a performance based incentive bonus up to 50% of the employee's most recent base salary. In addition, the Company will issue in the aggregate 1,500,000 shares of common stock of which 500,000 will vest immediately and the remaining 1,000,000 shares will vest over three years. The Company also granted a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.11 per share. The warrants will have a life of three years and vest equally over two years. Under the terms of the employment agreement, the Company issued 500,000 shares of common stock to the executive valued at $51,000 and granted warrants the warrants valued at $105,800 using the Black Scholes option valuation model and will be charged to operations over the vesting term of two years. On February 8, 2008, the Board of directors authorized the management team to negotiate a termination agreement with the executive (See Note 16).

NOTE 13 - INCOME TAXES

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

The Company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in primarily New York and various other state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

For the year ended December 31, 2007 and 2006, no provision for income taxes has been provided for, as a result of continued net operating losses. The Company is subject to certain state and local taxes based on capital. The state and local taxes based on capital were immaterial for each of the years ended December 31, 2007 and 2006.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate for the years ended December 31, 2007 and 2006 is as follows:

                                                         2007          2006
                                                     -----------   ------------
          Federal statutory rate                            34.0%         34.0%
          State tax benefit, net of federal tax              6.0           6.0
          Permanent differences                             (4.9)        (17.8)
          Valuation allowance                              (35.1)        (22.2)
                                                     -----------   ------------
          Effective rate                                     0.0%          0.0%
                                                     ===========   ============


The Company has net operating loss carry-forwards for federal income tax purposes totaling approximately $24,000,000 at December 31, 2007. These carry-forwards expire between the years 2009 through 2027. Utilization of these loss carry-forwards may be limited under Internal Revenue Code Section 382. The deferred tax asset arising from the net operating loss carry-forwards has been offset by a corresponding valuation allowance.

The valuation allowance primarily relates to the federal and state net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of $9,500,000 is provided. The valuation allowance increased approximately $750,000 during 2007 related to increased net operating losses.


NOTE 14 - MAJOR CUSTOMERS / CREDIT RISK

During the year ended December 31, 2007, the Company had no sales. During the year ended December 31, 2006, the Company sold two units to one customer and recognized revenues of $115,000.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. As of December 31, 2007, the uninsured cash balance was approximately $347,000. The Company believes it is not exposed to any significant credit risk for cash.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS
                                    Continued


NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company maintains its principal place of business at 68 South Service Road, Melville, New York 11747. The Company leases 270 square feet in such building at $3,502 per month on an annual basis, the lease is through March 31, 2008. On October 25, 2007, the Company signed a lease for a facility located at 25 Middlesex Turnpike, Essex, CT. The rent is $1,529 per month. The term of the lease is one year beginning October 1, 2007 and the Company has two one-year renewal options to extend this lease.

For the years ended December 31, 2007 and 2006 rent expense approximated to $45,000 and $32,000 respectively.


LITIGATION

On July 14, 2006, Funding Group, Inc. filed a complaint with the Supreme Court of the State of New York in New York County seeking damages due to an alleged breach of contract related to a $25,000 loan made by the plaintiff to the Company. On October 11, 2006, the Company filed a counter claim against Funding Group, Inc. with the Supreme Court of the State of New York. On February 9, 2008 the Company prevailed in its counter claim against Funding Group, Inc. by a decision handed down by the Supreme Court of the State of New York Summary Judgment was granted to the Company and the Court dismissed Funding Group, Inc's claim against the Company in its entirety.

RESEARCH AND DEVELOPMENT

On December 14, 2007, the Company entered into an agreement for services involving the research and development of its product. The agreement provides for consideration of $5,000 per month and is for a one year term, the agreement is automatically renewable on an annual basis. In addition the Company granted 3,000,000 warrants. The warrants are exercisable at $0.054 per share have a life of 4 years and vest over 3 years. This options was initially valued at approximately $80,600 utilizing the Black Scholes option pricing model and is being charged to operations over the vesting period in accordance with EITF 96-18. On a quarterly basis, the Company adjusts the unvested value on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization, since inception, is reflected in the current period amortization. As of December 31, 2007, the fair value of the unamortized portion of the option was approximately $80,000.


NOTE 16 - SUBSEQUENT EVENTS

In January 2008, the Company issued 8,408,670 shares of common stock for the settlement of $258,851 of debt principal and accrued interest.

In January 2008, the Chief Executive Officer converted approximately $53,658 of notes payable and accrued interest into 2,146,324 shares of common stock.

In January 2008, the Company issued 1,250,000 shares of common stock under the October 11, 2007 settlement agreement (See Note 5b) for the settlement of $276,467 of principal and accrued interest. The Company will issue the remaining 1,250,000 shares of common stock under the terms of the settlement agreement during the second quarter ended June 30, 2008. As of April 11, 2008, the Company has not issued the remaining 1,250,000 shares of common stock.

In January 2008, the Company issued 2,255,639 shares of common stock for the $100,000 received in December 2007.

In the first quarter of 2008, the Company issued 10,728,409 shares of common stock for total $500,000 received through private placement.

On February 8, 2008, the Board of directors authorized the management team to negotiate a termination agreement (the Agreement) with the Vice President of sales and marketing. The Agreement was finalized on February 12, 2008. The Company agreed to pay the Vice President eight months salary by the payment of the sum of $7,000 each and every month commencing on February 12, 2008. Such eight months payment constitutes six months severance pay and two months' regular salary during 60 days notice period. The Company will continue to contribute 80% of the health insurance premium for the 60 days notice period and, thereafter, 80% of the health insurance premium due under COBRA for a

                                WATER CHEF, INC.

            (A Development Stage Company Commencing January 1, 2002)

                          NOTES TO FINANCIAL STATEMENTS


period of six months following the effective date of termination. One third of the one million shares (333,333 shares) that the Company granted on April 23, 2007 will vest immediately. The balance of 666,367 shares will be forfeited. On March 26, 2008, the Company issued 333,333 shares of common stock to the Vice President per the agreement. The warrant the Company awarded on April 23, 2007 will be voided. In replacement and per the Agreement, the Company will issue a warrant to purchase 666,666 shares of the Company's common stock at an exercise price of $0.11 per share with a term of three years, effective from the original date of grant. The Company agreed to pay the additional sum of $7,000 in two installments representing repayment for all advances made by the Vice President on behalf of the Company to the date as of February 12, 2008.

On March 14, 2008, the Board approved the appointment of a Director to the board of directors. In connection with the appointment, the Director will receive cash payment of $8,000 annually, 250,000 shares of common stock upon the one year anniversary of the appointment, and a warrant to purchase 500,000 shares of company's common stock. The warrant will fully vest on the first anniversary of the appointment, has a term of three years and is exercisable at $0.0667 per share.

On March 19, 2008 a Warrant holder requested to exercise the warrant to purchase 110,000 shares of common stock at $0.085 per share. On March 26, 2008, the Company issued 110,000 shares of common stock for $9,350 of cash proceeds received.

On April 8, 2008, the Company entered into a seven year lease for 5,300 square feet of leased space in Plainview Long Island. The facility will replace the Company's current headquarters to serve as executive offices, showroom and an assembly area.