Form 10-Q
period 2008-03-31
WATER CHEF INC
filed 2008-05-19
CIK 764839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For the quarterly period ended March 31, 2008

                                       or

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

     For the transition period from _________________ to __________________

                         Commission file number 1-09478

                                WATER CHEF, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    86-0515678
   --------------------------------         --------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

       68 South Service Road, Suite 100, Melville, New York        11747
-------------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code.)

                                  631-577-7915
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer   [ ]                Acceleratedfiler   [ ]
  Non-accelerated filer     [ ]                Smaller reporting company   [X]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).      Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 13, 2008, there were 251,435,807 shares of common stock, $0.001 par value per share, outstanding.

                                WATER CHEF, INC.
                                     INDEX


                                                                        PAGE
                                                                        -----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheet
            At March 31, 2008 (Unaudited)
            and December 31, 2007                                         2-3

          Condensed Statements of Operations (Unaudited)
            For the Three Months Ended March 31, 2008 and 2007 and
            for the Period January 1, 2002 to March 31, 2008                4

          Condensed Statement of Stockholders' Deficiency (Unaudited)
            For the Three Months Ended March 31, 2008                     5-6

          Condensed Statements of Cash Flows (Unaudited)
            For the Three Months Ended March 31, 2008 and 2007 and
            for the Period January 1, 2002 to March 31, 2008                7

          Notes to Condensed Financial Statements (Unaudited)            8-14

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   15-16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       16

Item 4T.  Controls and Procedures                                          17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                18

Item. 1A  Risk Factors                                                  18-22

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      22

Item 3.   Defaults Upon Senior Securities                                  23

Item 4.   Submission of Matters to a Vote of Security Holders              23

Item 5.   Other Information                                                23

Item 6.   Exhibits                                                         23

SIGNATURES

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)


                                                      March 31,   December 31,
                                                         2008         2007
                                                      ----------  -------------
                                   ASSETS

CURRENT ASSETS:
Cash                                                  $  264,054  $     415,400
Prepaid expenses and other current assets                 37,134         41,988
                                                      ----------  -------------
    Total Current Assets                                 301,188        457,388
                                                      ----------  -------------

FIXED ASSETS:
  Property and equipment  net of accumulated
    depreciation of $3,115 and $2,063,
    respectively                                          17,935         18,987
                                                      ----------  -------------

OTHER ASSETS
  Patents and trademarks, net of accumulated
    amortization of $14,135 and $13,275 respectively      37,463         38,323
  Deferred financing fees, net of accumulated
    amortization of $7,530 and $5,020 respectively            --          2,510
  Other assets                                             9,419          9,419
                                                      ----------  -------------

    Total Other Asse                                      46,882         50,252
                                                      ----------  -------------

TOTAL ASSETS                                          $  366,005     $  526,627
                                                      ==========  =============


                  See notes to condensed financial statements.

                                        WATER CHEF, INC.
                    (A Development Stage Company Commencing January 1, 2002)

                                     CONDENSED BALANCE SHEET
                                           (UNAUDITED)


                                                                     March 31,     December, 31,
                                                                       2008            2007
                                                                   -------------  ---------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $    334,104   $      492,825
  Accrued compensation                                                   99,000          104,000
  Accrued consulting and director fees                                  178,334          166,000
  Convertible notes payable to officer and director
    (including accrued interest of $5,000 and 7,425 respectively         55,000          107,425
  Notes payable
    (including accrued interest of $268,667 and $417,542                592,548          895,077
     Respectively)
  Convertible promissory note
    (including accrued interest of $0 and $7,945 and net of
     Debt discount of $0 and $67,900 respectively)                           --          190,045
  Fair value of detachable warrants and options                         771,100          170,900
  Fair value of embedded conversion options                             155,500          239,300
  Accrued dividends payable                                             190,270          190,270
                                                                   -------------  ---------------

TOTAL CURRENT LIABILITIES                                          $  2,375,856   $    2,555,842
                                                                   -------------  ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
  Preferred stock  $.001 par value; 10,000,000 shares
    Authorized; 185,194 shares issued and outstanding,
    (liquidation preference $2,402,725 and $2,375,650 as of
     March 31, 2008 and December 31, 2007, respectively)                    185              185
  Common stock  $.001 par value; 340,000,000 shares authorized;
    230,410,181 shares issued and 230,405,781 shares outstanding
    As of March 31, 2008; 204,177,806 shares issued and
    204,173,406 shares outstanding as of December 31, 2007              230,410          204,177
  Additional paid-in capital                                         27,193,282       26,129,184
  Treasury stock, at cost - 4,400 shares of common stock            (     5,768)     (     5,768)
  Accumulated deficit (includes 14,356,364 and $13,285,397
    of deficit accumulated during development stage as of
    March 31, 2008 and December 31, 2007, respectively              (29,427,960)     (28,356,993)
                                                                   -------------  ---------------

TOTAL STOCKHOLDERS' DEFICIENCY                                      ( 2,009,851)     ( 2,029,215)
                                                                   -------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    366,005      $    526,627
                                                                   =============  ===============


                  See notes to condensed financial statements.

                                             WATER CHEF, INC.
                         (A Development-Stage Company Commencing January 1, 2002)
                                    CONDENSED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                                         For the Three Months Ended
                                                                 March 31,                For the Period
                                                   ----------------------------------   January 1,2002 to
                                                         2008              2007          March 31, 2008
                                                   ----------------  ----------------  -------------------
Sales                                              $            --   $            --   $          471,290
                                                   ----------------  ----------------  -------------------

Costs and Expenses (Income)

    COST OF SALES                                               --            15,000              575,680

    SELLING, GENERAL AND ADMINISTRATIVE
    Including stock based compensation of
    $107,072 and $0 for the three months ended
    March 31, 2008 and 2007, respectively and
    $2,289,077 for the period January 1, 2002 to
    March 31, 2008, respectively                           478,614           162,537            7,492,560

NON-DILUTION AGREEMENT TERMINATION COSTS                        --                --            2,462,453

RESEARCH AND DEVELOPMENT                                   111,521                --              546,884

INTEREST EXPENSE - including interest expense
  to a related party of $1,233 and $397 for the
  three months ended March 31, 2008 and 2007,
  respectively and $120,970 for the period
  January 1, 2002 through March 31, 2008                    79,499           107,275            1,503,127

FINANCING COSTS - EXTENSION OF WARRANTS                         --                --               74,700

INEREST EXPENSE - CONVERSION PROVISION                          --                --              113,000

(GAIN) LOSS ON SETTLEMENT OF DEBT                         (226,467)               --            2,387,550

CHANGE IN FAIR VALUE OF WARRANTS AND EMBEDDED
  CONVERSION OPTION                                        627,800           112,500              211,700
                                                   ----------------  ----------------  -------------------
                                                         1,070,967           397,312           15,367,654
                                                   ----------------  ----------------  -------------------
NET LOSS                                                (1,070,967)         (397,312)         (14,896,364)
                                                   ----------------  ----------------  -------------------
DEEMED DIVIDEND ON PREFERRED STOCK                              --                --           (2,072,296)

PREFERRED STOCK DIVIDENDS                                  (27,075)             (139)            (644,841)
                                                   ----------------  ----------------  -------------------
                                                           (27,075)             (139)          (2,717,137)
                                                   ----------------  ----------------  -------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS         $    (1,098,042)  $      (397,451)  $      (17,613,501)
                                                   ================  ================  ===================

BASIC AND DILUTED LOSS PER COMMON SHARE            $         (0.01)  $         (0.00)
                                                   ================  ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                    218,163,033        189,766,250
                                                   ================  ================


                  See notes to condensed financial statements.

                                                    WATER CHEF, INC.
                                (A Development Stage Company Commencing January 1, 2002)

                                     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                       (UNAUDITED)


                                                                                                    Additional
                                                   Preferred Stock            Common Stock           Paid-in
                                                 Shares      Amount       Shares       Amount        Capital
                                               ----------  -----------  -----------  -----------  --------------
FOR THE THREE MONTHS ENDED MARCH 31, 2008

BALANCE - JANUARY 1, 2008                         185,194  $       185  204,177,806  $   204,177  $   26,129,184

Proceeds from Sale of Common Stock:

  ($0.0357 per share) February 29, 2008                --           --    1,401,869        1,402          48,598

  ($0.0350 per share) March 7, 2008                    --           --    2,857,142        2,857          97,143

  ($0.0350 per share) March 13, 2008                   --           --    1,428,571        1,429          48,571

  ($0.0343 per share) March 13, 2008                   --           --    2,912,622        2,913          97,087

  ($0.0900 per share) March 26, 2008                   --           --    1,666,667        1,667         148,333

  ($0.1083 per share) March 26, 2008                   --           --      461,538          462          49,538

Stock for compensation:
  ($0.0500 per share) March 13, 2008                   --           --    1,000,000        1,000          49,000

  ($0.0400 per share) March 26, 2008                   --           --      333,333          333          13,000

Common stock issued in repayment of debt:
  ($0.02943 per share) January 9, 2008                 --           --      947,119          947          26,927

  ($0.02500 per share) January 17, 2008                --           --    2,146,324        2,146          51,512

  ($0.22117 per share) January 17, 2008                --           --    1,250,000        1,250          48,750

  ($0.03108 per share) January 22, 2008                --           --    6,899,269        6,899         207,530

  ($0.02943 per share) February 1, 2008                --           --      562,282          562          15,986

Reclassification of derivative liability               --           --           --           --         111,400

Amortization of warrants and option
over the vesting  period for employees and
non employees                                          --           --           --           --          43,739

Issuance of common stock for $100,000 of
  subscription payable($0.0443 per share)
  January 4, 2008                                      --           --    2,255,639        2,256          (2,256)

Issuance of shares for the exercise of
  Warrants ($0.0850 per share) March 26, 2008          --           --      110,000          110           9,240

Net loss                                               --           --           --           --              --
                                               ----------  -----------  -----------  -----------  --------------

BALANCE - March 31, 2008                          185,194  $       185  230,410,181  $   230,410  $   27,193,282
                                               ==========  ===========  ===========  ===========  ==============


                  See notes to condensed financial statements.

                                    WATER CHEF, INC.
                (A Development Stage Company Commencing January 1, 2002)

                    CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                      (UNAUDITED)
                                      (CONTINUED)


                                              Treasury                        Total
                                                Stock      Accumulated    Stockholders'
                                              - at cost      Deficit       Deficiency
                                             -----------  -------------  ---------------
FOR THE THREE MONTHS ENDED
MARCH 31, 2008

BALANCE - DECEMBER 31, 2007                  $   (5,768)  $(28,356,993)  $   (2,029,215)

Proceeds from Sale of Common Stock:
  ($0.0357 per share) February 29, 2008              --             --           50,000
  ($0.0350 per share) March 7, 2008                  --             --          100,000
  ($0.0350 per share) March 13, 2008                 --             --           50,000
  ($0.0343 per share) March 13, 2008                 --             --          100,000
  ($0.0900 per share) March 26, 2008                 --             --          150,000
    ($0.1083 per share) March 26, 2008               --             --           50,000

Stock for compensation:
  ($0.0500 per share) March 13, 2008                 --             --           50,000
  ($0.0400 per share) March 26, 2008                 --             --           13,333

Common stock issued in repayment of debt:
  ($0.02943 per share) January 9, 2008               --             --           27,874
  ($0.02500 per share) January 17, 2008              --             --           53,658
  ($0.22117 per share) January 17, 2008              --             --           50,000
  ($0.03108 per share) January 22, 2008              --             --          214,429
  ($0.02943 per share) February 1, 2008              --             --           16,548


Surrender and cancellation of common stock           --             --               --

Reclassification of derivative liability             --             --          111,400

Amortization of warrants and option over
  the vesting  period for employees and
  non employees                                      --             --           43,739

Issuance of common stock for $100,000 of
  subscription payable($0.0443 per share)
  January 4, 2008                                    --             --               --

Issuance of shares for the exercise of
  Warrants($0.0850 per share) March 26, 2008         --             --            9,350


Net loss                                             --     (1,070,967)      (1,070,967)
                                             -----------  -------------  ---------------

BALANCE - MARCH 31, 2008                     $   (5,768)  $(29,427,960)    $ (2,009,851)
                                             ===========  =============  ===============


                  See notes to condensed financial statements.

                                           WATER CHEF, INC.
                       (A Development-Stage Company Commencing January 1, 2002)
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                      For the Three Months Ended       For the Period
                                                              March 31,               January 1, 2002
                                                  ----------------------------------   (Inception) to
                                                        2008              2007         March 31, 2008
                                                  ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $    (1,070,967)  $      (397,312)  $   (14,896,364)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                          1,052                --             3,115
      Amortization of patents                                 860               463            12,753
      Interest expense - deferred financing                 2,510             4,687            22,530
      Stock-based compensation                            107,072                --         2,289,077
      Interest expense - conversion provision                  --                --           113,000
      Accretion of debt discount                           67,900            69,800           565,321
      Change in fair value of warrants and
        embedded conversion option                        627,800           112,500           211,700
     (Gain)/loss on settlement of debt                   (226,467)               --         2,387,550
      Non-dilution agreement termination cost                  --                --         2,462,453
      Inventory reserve                                        --                --           159,250
      Write-off of stock subscription receivable               --                --            21,800
      Financing cost - warrant extension                       --                --            74,700
  Changes in assets and liabilities:
    Prepaid expenses                                        4,853            12,449            13,109
    Security deposits                                          --            (3,198)               --
    Inventory                                                  --                --                --
    Accounts payable, accrued expenses, accrued
      dividends, accrued compensation, accrued
      Consulting and director fees, and
      other current liabilities                          (146,655)           40,283         1,496,276
                                                  ----------------  ----------------  ----------------
      NET CASH USED IN OPERATING ACTIVITIES              (632,042)         (160,328)       (5,063,730)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                           --                --           (21,050)
  Patent costs                                                 --                --           (25,543)
                                                  ----------------  ----------------  ----------------
      NET CASH USED  IN INVESTING ACTIVITIES                   --                --           (46,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction in stock subscription receivable                   --                --            65,700
  Proceeds from sale of preferred stock                        --                --         1,130,127
  Proceeds from sale of common stock                      500,000                --         3,190,560
  Proceeds from sale of common stock
    to be issued                                               --                --           300,000
  Proceeds from the exercise of warrants                    9,350                --             9,350
  Deferred financing costs                                     --                --           (22,530)
  Proceeds from convertible promissory note                    --                --           800,000
  Proceeds from officers and director loans                                 100,000           100,000
  Repayment of notes payable                              (28,654)               --          (234,341)
                                                  ----------------  ----------------  ----------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES           480,696           100,000         5,338,866
                                                  ----------------  ----------------  ----------------
NET (DECREASE) INCREASE IN CASH                          (151,346)          (60,328)          228,543

CASH AT BEGINNING OF PERIOD                               415,400            99,716            35,511
                                                  ----------------  ----------------  ----------------
CASH AT END OF PERIOD                             $       264,054   $        39,388   $       264,054
                                                  ================  ================  ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Cash paid during the period for:
    interest                                      $         1,868   $            --   $       369,355
                                                  ================  ================  ================
  Compensation satisfied by issuance of
    common stock                                  $            --   $            --   $        55,250
                                                  ================  ================  ================
  Common stock issued in
    satisfaction of liabilities                   $       362,509   $       181,013   $     7,037,871
                                                  ================  ================  ================
  Reclassification of derivative liabilities
    upon conversion of debt                       $       111,400   $        20,900   $       707,600
                                                  ================  ================  ================
  Reclassification of equity instruments to
    liabilities upon issuance of debt             $            --   $            --   $       288,900
                                                  ================  ================  ================
  Reclassification of derivative liabilities
    upon conversion of preferred stock            $            --   $         3,000   $         3,000
                                                  ================  ================  ================
  Cancellation of debt for no consideration       $            --   $     1,327,321    $     1,327,321
                                                  ================  ================  ================


                  See notes to condensed financial statements.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: DESCRIPTION OF BUSINESS

Water Chef, Inc. (the "Company"), is a Delaware Corporation engaged in the design and development of its technology to be used in the marketing and sale of water purification systems both in and outside the United States. The Company's corporate headquarters is in Melville, New York.

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

The operating results for the three month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 15, 2008, for the year ended December 31, 2007.

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

NOTE 2: BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

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

NOTE 3: GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $29,428,000 and $28,357,000 as of March 31, 2008 and December 31, 2007, respectively and has a working capital deficiency of approximately $2,075,000and $2,098,000 as of March 31, 2008 and December 31, 2007, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt. The Management plans to raise an additional 10 million dollars in the next twelve months to fund the completion of the First Response Water Trauma System ("FRWTS") prototype, to launch the new marketing program, to establish sales and marketing network, to start production and build inventory units, and to provide on-going working capital. The management anticipates that by the 4th quarter of 2008, we will be fully commercially operational and cease to be a development stage entity. However, should the Company not be successful in obtaining the necessary financing to fund its operations it would need to curtail certain of its business activities. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4: RECENT ACCOUNTING STANDARDS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 "("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments. (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and its impact on the condensed financial statements has not yet been determined.

NOTE 5: CONVERTIBLE PROMISSORY NOTES

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

NOTE 6: NET LOSS PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the three months ended March 31, 2008 and 2007 were as follows:

                                             March 31,
                                           2008       2007
                                        ----------  ---------
          Warrants                      27,542,806   7,812,350
          Convertible promissory notes   1,980,611   4,464,667
          Convertible preferred stock    1,587,760   1,622,800
                                        ----------  ----------
          Total                         31,111,177  13,899,817
                                        ==========  ==========

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 7: STOCKHOLDERS' DEFICIENCY

Debt
During the three months ended March 31, 2008, the Company issued 10,554,994 shares of common stock for $312,509 of debt principal and accrued interest.

In January 2008, the Company issued 1,250,000 shares of common stock for the settlement of approximately $276,000 of principal and accrued interest under a settlement agreement with a note holder. Under accounting guidance provided by Emerging Issues Task Force ("EITF") No 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" the Company recognized a gain of approximately $226,000 for the settlement.

Cash
During the three months ended March 31, 2008, the Company raised $500,000 through the sale of 10,728,409 shares of common stock.

On January 4, 2008, the Company issued 2,255,639 shares of common stock for $100,000 of subscription payable (0.0443 per share).

During the three months ended March 31, 2008, a warrant holder exercised 110,000 shares for cash proceeds of $9,350.

Services
During the three months ended March 31, 2008, the Company issued 1,000,000 shares of common stock to a consultant for services. The Company incurred a stock based compensation charge of $50,000.

During the three months ended March 31, 2008, the Company issued 333,333 shares of common stock to an employee per a Termination Agreement dated February 12, 2008. The Company incurred a stock based compensation charge of $13,333.

NOTE 8: RELATED PARTY TRANSACTIONS

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

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 8: RELATED PARTY TRANSACTIONS (CONTINUED)

On February 8, 2008, the Board of directors authorized the management team to negotiate a termination agreement (the Agreement) with the Vice President of sales and marketing. The Agreement was finalized on February 12, 2008. The Company agreed to pay the Vice President eight months salary by the payment of the sum of $7,000 each and every month commencing on February 12, 2008. Such eight months payment constitutes six months' severance pay and two months' regular salary during 60 days notice period. The Company will continue to contribute 80% of the health insurance premium for the 60 days notice period and, thereafter, 80% of the health insurance premium due under COBRA for a period of six months following the effective date of termination. One third of the one million shares (333,333 shares) that the Company granted on April 23, 2007 will vest immediately. The balance of 666,367 shares will be forfeited.
On March 26, 2008, the Company issued 333,333 shares of common stock to the Vice President per the agreement and recorded a charge to operations of approximately $13,300. The warrant the Company awarded on April 23, 2007 was voided and in replacement, the Company will issued a warrant to purchase 666,666 shares of the Company's common stock at an exercise price of $0.11 per share with a term of three years, effective from the original date of grant. The replacement warrant was fully vested on the date of the grant and accordingly the Company recorded a charge to operations of approximately $8,500. The Company agreed to pay the additional sum of $7,000 in two installments representing repayment for all advances made by the Vice President on behalf of the Company to the date as of February 12, 2008.

On March 14, 2008, Malcolm Hoenlein was appointed as Director to the Company. In connection with his appointment, he is to receive $8,000 cash compensation per year. In addition, Mr. Hoenlein will receive 250,000 restricted shares of the Company's common stock upon the one year anniversary of his appointment and a Stock Purchase Warrant to purchase 500,000 shares of the Company's common stock. The warrant is exercisable for a three-year period following the one-year anniversary of his appointment to the Board at an exercise price of $0.0667 per share and will vest annually over three years. Accordingly the Company will amortize the fair value of the warrant of approximately $17,000 over the vesting period.

NOTE 9: CREDIT RISK

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. As of March 31, 2008, the uninsured cash balance was approximately $164,000.
The Company believes it is not exposed to any significant credit risk for cash.

NOTE 10: SUBSEQUENT EVENTS

In April 2008, Leslie J. Kessler, the Chief Executive Officer, Terry R. Lazar, the Chief Financial Officer of the Company and a consultant for the Company, each and individually entered into Stock Purchase, Loan and Security Agreements with the Company.

Under the agreements, the Company will loan each individual aggregate amount of funds. The obligations to repay the Loans are evidenced by the non-recourse promissory notes signed by each above mentioned individual. The Notes bear interest at a rate of 6% per annum. The Notes mature in April 2011, at which time all unpaid principal and interest are due. The funds are to be used exclusively for the purchase of the Company's common stock. The Purchase Price of the stock is based on the average closing price of the Common Stock during the 30 trading days immediately preceding the date of the Agreement which equaled $0.0843. The following table represents the breakdown of the Notes amount and number of shares to be purchased per the agreements:

                                  Loan Amount   Number of Shares
                                  ------------  ----------------
                                                to be purchased
                                                ----------------
          Leslie J. Kessler, CEO  $    547,950         6,500,000
          Terry R. Lazar, CFO     $    547,950         6,500,000
          Shaul Kochan            $    337,200         4,000,000

                                WATER CHEF, INC.
            (A Development Stage Company Commencing January 1, 2002)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 10: SUBSEQUENT EVENTS (CONTINUED)

On April 16, 2008, the Board of the Company approved the appointments of Peter Hayden and Gal Luft as Special Advisors to the Board. In connection with their appointments, Mr. Hayden and Mr. Luft will each receive a four year warrant to purchase 45,000 shares of the Company's common stock. The warrants are to be vested at the rate of 15,000 warrants per year at each anniversary of the appointments. The exercise price for both warrants is $0.0853.

Subsequent to March 31, 2008, the Company issued 4,544,657 shares of common stock and warrants to purchase 908,930 shares of common stock at average price of $0.01188 per share for total consideration of $450,000 received through private placement. The warrants have a life of 3 years and are exercisable at prices from $0.11 to $0.13 per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and related Footnotes.

                           FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission ("SEC"). Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

                                  INTRODUCTION

Until the fourth quarter of 2001, Water Chef was engaged in the manufacture and marketing of water coolers and water purification and filtration products. In the fourth quarter of 2001, this business was sold so that the Company could concentrate on the further development, manufacturing, and marketing of their patented line of "PureSafe" water purification systems. In 2007 new management made a strategic decision that the existing PureSafe System had not produced any significant sales. New management further recognized that the existing unit required significantly more engineering. In 2007, the Company signed a contract with Bircon Ltd.an Israel based engineering consulting company to design our new "First Response Water Trauma System" (FRWTS) line of new water decontamination systems. The Company believes the "FRWTS" will be the product by which the company's first significant sales be produced since 2001. The Company expects to recognize initial sales of the FRWTS in the fourth quarter of 2008. At which time the Company will cease being a development stage enterprise.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and related Footnotes.

                           FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission ("SEC"). Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

                                  INTRODUCTION

Until the fourth quarter of 2001, Water Chef was engaged in the manufacture and marketing of water coolers and water purification and filtration products. In the fourth quarter of 2001, this business was sold so that the Company could concentrate on the further development, manufacturing, and marketing of their patented line of "PureSafe" water purification systems. In 2007 new management made a strategic decision that the existing PureSafe System had not produced any significant sales. New management further recognized that the existing unit required significantly more engineering. In 2007, the Company signed a contract with Bircon Ltd.an Israel based engineering consulting company to design our new "First Response Water Trauma System" (FRWTS) line of new water decontamination systems. The Company believes the "FRWTS" will be the product by which the company's first significant sales be produced since 2001. The Company expects to recognize initial sales of the FRWTS in the fourth quarter of 2008. At which time the Company will cease being a development stage enterprise.

                             RESULTS OF OPERATIONS

Sales for the three months ended March 31, 2008 and 2007 were $0 and $0, respectively. The new management of the Company made a strategic decision to focus the Company's efforts and capital to produce a new technology that can penetrate the market place with a water purification and delivery system when natural and man-made disasters occur. In the past there was very little capital invested in product development. The sales in 2006 of two pure safe water system units did not assure new management that there was an ongoing market for the existing system. While the marketplace has a demand for a permanent solution, management believes that significant re-engineering will be required to create a permanent solution from the existing Pure Safe Water System.

The year 2007 was primarily focused on identifying a market need and the methodology to serve that market with a new and unique product. The strategic relationship with Bircon and Gil Tenne started in the third quarter of 2007 to design our new "First Response Water Trauma System" ("FRWTS"). The FRWTS unit is an extension of the Company's patented technology which incorporates additional purification techniques in a mobile, trailerable and self-contained unit. This simple, reliable system is designed to provide clean, potable water
in all situations requiring immediate response.   The management of the Company
believes that the 4th quarter of 2008 will be the defining time when the First Response Water Trauma System achieves sales. The Company will re-address the permanent system in 2009.

Cost of sales for the three months period ended March 31, 2008 and 2007 was $0 and $15,000, respectively. An analysis of the components of cost of sales in the 2007 and 2006 periods follows:

                                                  Rent and
                                                  Overhead
                                      Product    Payments to
          Costs of Sales Period         CGS     Manufacturer   Total
          For the three months ended
            March 31, 2008            $     --  $          --  $    --
          For the three months ended
            March 31, 2007            $     --  $      15,000  $15,000

Selling, general and administrative expenses for the three months ended March 31, 2008 were $478,614 compared to $162,537 for the three months ended March 31, 2007, an increase of $316,077 or 194% The increase of selling, general and administrative expenses are the result of many factors. Comparing with period ended March 31, 2007, consulting fees increased $66,620 from $9,000 to $75,620; Audit Fees increased $53,500 from $10,000 to $63,500; Change in fair value of warrants increased $515,300 from $112,500 to $627,800; Gain on discharge of debt increased $205,467 from $21,000 to $226,467; For the period ended March 31, 2008, we incurred $107,072 stock based compensation comparing $0 for the same period ended 2007. Under our service agreement with Bircon, we also incurred $111,521 in Research and development in the first quarter of 2008 comparing $0 for the same period ended 2007.

The net loss for the three months ended March 31, 2008 was $1,070,967 compared to $397,312 in the same period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had a working capital deficiency of approximately $2,075,000. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $29,428,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt. The Management plans to raise an additional 10 million dollars in the next twelve months to fund the completion of the FRWTS prototype, to launch the new marketing program, to establish sales and marketing network, to start production and build inventory units, and to provide on-going working capital. The management anticipates that by the 4th quarter of 2008, we will be fully commercially operational and cease to be a development stage entity. However, should the Company not be successful in obtaining the necessary financing to fund its operations it would need to curtail certain of its business activities. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 "("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments. (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and its impact on the condensed financial statements has not yet been determined.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market-risk instruments or purchase hedging or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange rate, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts and do not use derivative financial instruments for speculative trading purposes.

ITEM 4T.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their stated goals under all potential future conditions.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company had no legal proceedings during the quarter ended March 31, 2008 other than the dismissal of the Funding Group, Inc.'s claim against the Company in February 2008, which dismissal was disclosed in Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 and is hereby incorporated into this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

     AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, INCLUDING UNDER "FORWARD-LOOKING STATEMENTS" IN ITEM 2 OF PART I OF THIS REPORT, BEFORE MAKING AN INVESTMENT IN OUR COMMON STOCK.

                         RISKS RELATED TO OUR BUSINESS

     WE HAVE A HISTORY OF LOSSES. WE COULD CONTINUE TO INCUR LOSSES IN THE FUTURE, AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

     We had net losses of $1.7 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively. We had a net loss of approximately $1.1 million for the three months ended March 31, 2008. Our accumulated deficit as of March 31, 2008 was approximately $29.4 million. We were not profitable during the last two years and we may not be profitable in fiscal 2008. Uncertainties still exist regarding whether or not we will attain profitability in the future. We can provide no assurance that we will be able to achieve profitable operations in the future.

WE MAY NEED ADDITIONAL CAPITAL TO FINANCE EXISTING OBLIGATIONS AND TO FUND OUR OPERATIONS AND GROWTH, AND WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL UNDER TERMS ACCEPTABLE TO US OR AT ALL.

     Our capital requirements in connection with our marketing efforts, continuing product development and purchases of inventory and parts are expected to be significant for the foreseeable future. In addition, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, therefore, creating the need for additional capital. Historically, cash generated from operations has not been sufficient to fund our capital requirements, and we have relied upon sales of securities to fund our operations. We cannot assure you that we will have sufficient funds available to meet our working capital requirements, or that we will be able to obtain additional capital to finance operations on favorable terms or at all. If we do not have, or are otherwise unable to secure, necessary working capital, we may be unable to fund the manufacture of PureSafe systems, and we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, any of which could harm our business.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We have limited cash resources and have a working capital deficit. Our independent registered public accountants have stated in their report for the year ended December 31, 2007 that there exists a substantial doubt about our ability to continue as a going concern. By being categorized in this manner, we may find it more difficult in the short term to either locate financing for future projects or to identify lenders willing to provide loans at attractive rates, which may require us to use our cash reserves in order to expand. Should this occur, and unforeseen events also require greater cash expenditures than expected, we could be forced to cease all or a part of our operations. As a result, you could lose your total investment.

OUR REVENUES ARE DEPENDENT UPON SALES OF A SINGLE PRODUCT, AND OUR BUSINESS WILL FAIL IF WE DO NOT INCREASE SALES OF THAT PRODUCT.

     Our revenues are derived from sales of a single product, the PureSafe. If we are not able to increase sales of this product, our business will fail. The PureSafe is a relatively new product in the emerging market for water purification systems and it is difficult to predict when or if sales of the PureSafe will increase substantially or at all. We face a substantial risk that our sales will continue to not cover our operating expenses and that we will continue to incur operating losses.

WE DEPEND ON OUR KEY PERSONNEL AND THE LOSS OF THEIR SERVICES WOULD ADVERSELY AFFECT OUR OPERATIONS.

     If we are unable to maintain our key personnel and attract new employees with high levels of expertise in those areas in which we propose to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs. If our current chief executive officer was unable or unwilling to continue in her present position, or we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition may be materially adversely affected.

WE PLAN TO EXPAND AND WE MAY BE UNABLE TO MANAGE OUR GROWTH.

     We intend to grow our business, but we cannot be sure that we will successfully manage our growth. In order to successfully manage our growth, we must:

     -    expand  and  enhance  our  administrative  infrastructure;

     - improve our management, financial and information systems and controls;

     -    expand,  train  and  manage  our  employees  effectively;  and

     -    successfully  retain  and  recruit  additional  employees.

     Continued growth could place a further strain on our management, operations and financial resources. We cannot assure you that our operating and financial control systems, administrative infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our business may be harmed.

DIFFICULTIES PRESENTED BY INTERNATIONAL FACTORS COULD NEGATIVELY AFFECT OUR BUSINESS.

     A component of our strategy is to expand our international sales revenues. We believe that we face risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

     -    export  license  requirements  for  our  products;

     -    exchange  rate  fluctuations  or  currency  controls;

     -    the  difficulty  in  managing  a  direct  sales  force  from  abroad;

     - the financial condition, expertise and performance of our international distributors and any future international distributors;

     -    domestic  or  international  trade  restrictions;  and

     -    changes  in  tariffs.

     Any of these factors could damage our business results.

TECHNOLOGICAL CHANGE AND COMPETITION MAY RENDER OUR POTENTIAL PRODUCTS OBSOLETE.

     The water purification industry continues to undergo rapid change, competition is intense and we expect it to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production and development capabilities than we have. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than we can for technologies and products that are more effective and/or affordable than any that we are developing.

IF OUR SOLE-SOURCE SUPPLIER IS UNABLE TO MEET OUR DEMANDS, OUR BUSINESS RESULTS WILL SUFFER.

     We purchase certain key components for some of our products from a single contract management supplier. For some of these components, there are relatively few alternative sources of supply. Establishing additional or replacement suppliers for any of the numerous components used in our products, if required, may not be accomplished quickly and may involve significant additional costs. Any supply interruption from our supplier or failure to obtain alternative vendors for any of the components used to manufacture our products would limit our ability to manufacture our products. Any such limitation on our ability to manufacture our products would cause our business results to suffer.

PRODUCT LIABILITY EXPOSURE MAY EXPOSE US TO SIGNIFICANT LIABILITY.

     We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. Although we believe our insurance coverage to be adequate, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance and condition.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS MAY FORCE US TO INCUR UNANTICIPATED COSTS.

     Our success will depend, in part, on our ability to obtain and maintain protection in the United States and other countries for certain intellectual property incorporated into our water purification systems and our proprietary methodologies. We may be unable to obtain patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to prevent competitors from marketing similar solutions that limit the effectiveness of our patent protection and force us to incur unanticipated costs. In addition, existing laws of some countries in which we may provide services or solutions may offer only limited protection of our intellectual property rights.

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, AND THIRD PARTIES MAY INFRINGE OUR PROPRIETARY RIGHTS, EITHER OF WHICH MAY RESULT IN LAWSUITS, DISTRACTION OF MANAGEMENT AND THE IMPAIRMENT OF OUR BUSINESS.

     As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims. Third parties may assert infringement claims against us in the future. Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to us. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, may result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Our failure to develop or license a substitute technology may prevent us from selling our products.

                       RISKS RELATING TO OUR COMMON STOCK

EXERCISE OF OUR WARRANTS OR THE ISSUANCE OF SHARES OF OUR COMMON STOCK UNDER A CREDIT LINE OR CONVERSION OF OUR CONVERTIBLE PREFERRED STOCK WILL DILUTE THE OWNERSHIP INTEREST OF EXISTING STOCKHOLDERS.

     The exercise of our warrants into shares of our common stock or the issuance of shares of our common stock under our line of credit with Brittany Capital Management Limited will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon exercise of our warrants or conversion of our convertible preferred stock could adversely affect prevailing market prices of our common stock. In addition, the existence of the warrants or the convertible preferred stock may encourage short selling by market participants due to this dilution or facilitate trading strategies involving the notes and our common stock.

FUTURE SALES OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT THE TRADING PRICE OF SHARES OF OUR COMMON STOCK AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

     Future sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and, as a result, the value of the notes. As of March 31, 2008, we had 230,405,781 shares of common stock outstanding.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK.

     We, by reason of our anticipated financial status and our contemplated financial requirements, do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the earnings, financial conditions, capital requirements and other factors that the board of directors may think are relevant. As a result, you may never receive a stream of cash payments from dividends, which could adversely affect the price of our stock.

ALTHOUGH WE ARE SUBJECT TO THE INFORMATION AND REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, OUR COMMON STOCK IS NOT QUOTED OR TRADED ON A NATIONAL EXCHANGE AND INVESTORS IN OUR COMMON STOCK WILL BE SUBJECT TO RISKS ASSOCIATED WITH THE PUBLIC TRADING MARKET GENERALLY.

     We cannot predict the extent to which a trading market will develop or how liquid that market might become. If you exercise your warrants and receive common stock, you will pay a price that was not established in the public trading markets. You may suffer a loss of your investment.

A SIGNIFICANT NUMBER OF OUR SHARES WILL BE AVAILABLE FOR FUTURE SALE AND COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

     As of March 31, 2008, there were 230,405,781 shares of common stock outstanding, outstanding warrants to purchase 582,524 shares of our common stock at an exercise price of $0.0412 per share, outstanding warrants to purchase 857,142 shares of our common stock at an exercise price of $0.0420 per share, outstanding warrants to purchase 280,374 shares of our common stock at an exercise price of $0.0428 per share, outstanding warrants to purchase 902,256 shares of our common stock at an exercise price of $0.0532 per share, outstanding warrants to purchase 3,000,000 shares of our common stock at $0.054 per share which will vest over three year period starting on December 14, 2007 at the rate of 1/3 per year , outstanding warrants to purchase 394,737 shares of our common stock at an exercise price of $0.0608 per share, outstanding warrants to purchase 389,610 shares of common stock at an exercise price of $0.0616 per share, outstanding warrants to purchase 500,000 shares of our common stock at an exercise price of $0.0667 per share which will vest over three year period starting on March 14, 2009 at the rate of 1/3 per year, outstanding warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.0700 per share which 50% of the warrant will vest on September 28, 2008 and 50% will vest on September 28, 2009, outstanding warrants to purchase 335,196 shares of our common stock at an exercise price of $0.0716 per share, outstanding warrants to purchase 631,912 shares of our common stock at an exercise price of $0.076 per share, outstanding warrants to purchase 389,610 shares of our common stock at an exercise price of $0.0762 per share, outstanding warrants to purchase 772,352 shares of our common stock at an exercise price $0.0850 per share, outstanding warrants to purchase 1,384,786 shares of our common stock at $0.096 per share, outstanding warrants to purchase 4,000,000 shares of our common stock at $0.10 per share, outstanding warrants to purchase 333,333 shares of our common stock at $0.108 per share, outstanding warrants to purchase 2,000,000 shares of our common stock at $0.11 per share which 50% vested on March 29, 2008 and 50% will vest on March 29, 2009, outstanding warrants to purchase 3,766,666 shares of our common stock at $0.11 per share, outstanding warrants to purchase 2,000,000 shares of our common stock at $0.1175 per share, outstanding warrants to purchase 92,308 shares of our common stock at $0.13 per share, outstanding warrants to purchase 430,000 shares of our common stock at $0.14 per share, and outstanding warrants to purchase 2,500,000 shares of our common stock at $0.15 per share. All warrants, unless otherwise specified, fully vested. As of March 3, 2008, there were 1,587,760 shares of common stock issuable upon conversion of our Series F convertible preferred stocks. As of March 31, 2008 there were 1,980,611 shares of common stock issuable for the conversion of certain convertible debt. Sales of large amounts of our common stock in the market could adversely affect the market price of the common stock and could impair our future ability to raise capital through offerings of our equity securities. A large volume of sales by holders exercising the warrants or stock appreciation rights or converting outstanding promissory notes could have a significant adverse impact on the market price of our common stock.

WE MAY NOT HAVE SUFFICIENT AUTHORIZED SHARES FOR THE CONVERSION OF OUR AUTHORIZED CONVERTIBLE SECURITIES.

     As of March 31, 2008, we had outstanding notes convertible into an undeterminable amount of shares of our common stock. In addition, we have outstanding warrants to purchase shares of our common stock. As of March 31, 2008 there were 1,980,611 shares of common stock issuable for the conversion of certain convertible debt. As a result, we may not have sufficient authorized shares for the conversion of our outstanding convertible debt or the exercise of our outstanding warrants.

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE, LEADING TO THE POSSIBILITY OF ITS VALUE BEING DEPRESSED AT A TIME WHEN YOU WANT TO SELL YOUR HOLDINGS.

     The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 2005 and March 31, 2008, the closing bid price of our common stock has ranged between $0.29 and $0.01. Many factors could cause the market price of our common stock to fluctuate substantially, including:

     - future announcements concerning us, our competitors or other companies with whom we have business relationships;

     -    changes  in  government  regulations  applicable  to  our  business;

     -    changes  in  market  conditions  for  our  industry;

     - overall volatility of the stock market and general economic conditions;

     -    changes  in our earnings estimates or recommendations by analysts; and

     -    changes  in  our  operating  results  from  quarter  to  quarter.

     In addition, the stock market in recent years has experienced significant price and volume fluctuations for reasons unrelated to operating performance. These market fluctuations may adversely affect the price of our common stock at a time when you want to sell your interest in us.

YOUR ABILITY TO INFLUENCE CORPORATE DECISIONS MAY BE LIMITED BECAUSE OUR MAJOR STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR COMMON STOCK.

     Our significant stockholders own a substantial portion of our outstanding stock. As a result of their stock ownership, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire. In addition, as the interests of our majority and minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with your best interests or the best interests of us as a whole.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, the Company issued 11,804,994 shares of common stock for $425,000 of debt principal and $163,976 of accrued interest.

During the three months ended March 31, 2008, the Company raised $500,000 through the sale of 10,728,409 shares of common stock.

During the three months ended March 31, 2008, a warrant holder exercised 110,000 shares for cash proceeds of $9,350.

During the three months ended March 31, 2008, the Company issued 1,000,000 shares of common stock to a consultant for services. The Company incurred a stock based compensation charge of $50,000.

During the three months ended March 31, 2008, the Company issued 333,333 shares of common stock to an employee per a Termination Agreement dated February 12, 2008. The Company incurred a stock based compensation charge of $13,333.

On January 4, 2008, the Company issued 2,255,639 shares of common stock for $100,000 of subscription payable (0.0443 per share).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

     Exhibit No.  Description
     -----------  ---------------------------------------------------------------------------------------------------
        31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WATER CHEF, INC.
                                       (Company)

Date:  May 15, 2008
                                       ----------------------------------------
                                       Leslie J. Kessler
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  May 15, 2008
                                       ----------------------------------------
                                       Terry R. Lazar
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)