Form 10-Q
period 2008-06-30
WATER CHEF INC
filed 2008-08-19
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 1-09478

WATER CHEF, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Fairchild Avenue, Suite 250, Plainview, New York	11803
(Address of principal executive offices)

516 208 8250

(Registrant’s telephone number, including area code)

68 South Service Road, Suite 100, Melville, NY 11747

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 13, 2008, there were 255,653,634 shares of common stock, $0.001 par value per share, outstanding.

WATER CHEF, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet At June 30, 2008 (Unaudited) and December 31, 2007	2-3

	Condensed Statements of Operations (Unaudited) For the three and six months ended June 30, 2008 and 2007 and for the period January 1, 2002 to June 30, 2008	4

	Condensed Statement of Stockholders' Deficiency (Unaudited) For the Six Months Ended June 30, 2008	5-6

	Condensed Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2008 and 2007 and for the Period January 1, 2002 to June 30, 2008	7

	Notes to Condensed Financial Statements (Unaudited)	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16-17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item. 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WATER CHEF, INC.
 (A Development Stage Company Commencing January 1, 2002)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(UNAUDITED)

CURRENT ASSETS:
Cash	$319,398	$415,400
Prepaid expenses and other current assets	32,225	41,988

Total Current Assets	$351,623	457,388

FIXED ASSETS:
Property and equipment net of accumulated depreciation of $4,376 and $2,063, respectively	118,565	18,987

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $15,335 and $13,275 respectively	59,417	38,323
Deferred financing fees, net of accumulated amortization of $7,530 and $5,020 respectively	--	2,510
Other assets	26,860	9,419

Total Other Assets	86,277	50,252

TOTAL ASSETS	$556,465	$526,627

See notes to condensed financial statements.

WATER CHEF, INC.
(A Development Stage Company Commencing January 1, 2002)

CONDENSED BALANCE SHEETS

	June 30,	December, 31,
	2008	2007
	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$399,983	$492,825
Accrued compensation	99,000	104,000
Accrued consulting and director fees	178,000	166,000
Convertible notes payable to officer and director (including accrued interest of $6,233 and $7,425 respectively)	56,233	107,425
Notes payable (including accrued interest of $271,259 and $417,542 Respectively)	565,836	895,077
Convertible promissory note (including accrued interest of $0 and $7,945 and net of debt discount of $0 and $67,900 respectively)	--	190,045
Fair value of detachable warrants and options	904,000	170,900
Fair value of embedded conversion options	133,700	239,300
Accrued dividends payable	190,270	190,270

TOTAL CURRENT LIABILITIES	$2,527,022	$2,555,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
Preferred stock $.001 par value; 10,000,000 shares authorized; 185,194 shares issued and outstanding (liquidation preference $2,429,800 and $2,375,650 as of June 30, 2008 and December 31, 2007, respectively)	185	185
Common stock $.001 par value; 340,000,000 shares authorized 254,292,571 shares issued and 254,288,171 shares outstanding as of June 30, 2008; 204,177,806 shares issued and 204,173,406 shares outstanding as of December 31, 2007	254,287	204,177
Additional paid-in capital	29,269,920	26,129,184
Treasury stock, at cost - 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable – related party (including accrued interest of $11,542)	(1,444,642)	--
Accumulated deficit (includes $15,512,943 and $13,825,397of deficit accumulated during development stage as of June 30, 2008 and December 31, 2007, respectively)	(30,044,539)	(28,356,993)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,970,557)	(2,029,215)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$556,465	$526,627

See notes to condensed financial statements.

WATER CHEF, INC.
(A Development Stage Company Commencing January 1, 2002)

CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the period January 1, 2002 to June 30,
	2008	2007	2008	2007	2008

Sales	$-	$-	$-	$0	$471,290

Cost And Expenses:

Cost of Sales	--	8,000	--	23,000	575,680

Selling, General and Administrative – Including stock based compensation of $131,115 and $503,838 for the three months ended June 30, 2008 and 2007 and $238,188 and $503,838 for the six months ended June 30, 2008 and 2007, and $2,420,192 for the period January 1, 2002 to June 30, 2008, respectively	479,952	757,718	958,566	920,255	7,972,512

Non-Dilution Agreement Termination Cost	--	--	--	--	2,462,453

RESEARCH AND DEVELOPMENT	54,404	--	165,925	--	601,288

Interest expense - Including interest expense to related parties of $0 and $2,466 for the three months ended June 30, 2008 and 2007 and $0 and $ 2,863 for the six months ended June 30, 2008 and 2007, and $126,765 for the period January 1, 2002 through June 30, 2008, respectively	4,823	31,925	84,322	139,200	1,507,950

Financing Costs – Extension of Warrants	--	--	--	--	74,700

(Gain) /Loss on Settlement of Debt	--	--	(226,467)	--	2,387,550

Interest Expense - Conversion Provision	--	113,000	--	113,000	113,000

Change in fair value of warrants and embedded conversion option	77,400	(94,100)	705,200	18,400	289,100
Total Expenses	616,579	816,543	1,687,546	1,213,855	15,984,233

Net Loss	(616,579)	(816,543)	(1,687,546)	(1,213,855)	(15,512,943)

Deemed dividend on Preferred Stock	--	--	--	--	(2,072,296)

Preferred Stock Dividends	(27,075)	(74)	(54,150)	(213)	(671,916)

Net Loss Applicable to Common Stockholders	$(643,654)	$(816,617)	$(1,741,696)	$(1,214,068)	$(18,257,155)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	242,948,162	185,852,398	230,555,597	187,799,075

See notes to condensed financial statements.

WATER CHEF, INC.
(A Development Stage Company Commencing January 1, 2002)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital
FOR THE SIX MONTHS ENDED JUNE 30, 2008

BALANCE - JANUARY 1, 2008	185,194	$185	204,177,806	$204,177	$26,129,184

Proceeds from Sale of Common Stock:

($0.0357 per share) February 29, 2008	--	--	1,401,869	1,402	48,598

($0.0350 per share) March 7, 2008	--	--	2,857,142	2,857	97,143

($0.0350 per share) March 13, 2008	--	--	1,428,571	1,429	48,571

($0.0343 per share) March 13, 2008	--	--	2,912,622	2,913	97,087

($0.0900 per share) March 26, 2008	--	--	1,666,667	1,667	148,333

($0.1083 per share) March 26, 2008	--	--	461,538	462	49,538

($0.1000 per share) April 11, 2008	--	--	1,000,000	1,000	99,000

($0.1083 per share) May 5, 2008	--	--	923,077	923	99,077

($0.0917 per share) May 15, 2008	--	--	545,455	545	49,455

($0.0963 per share) May 15, 2008	--	--	519,031	519	49,481

($0.0963 per share) May 12, 2008	--	--	1,557,094	1,557	148,443

($0.1000 per share) May 23, 2008	--	--	500,000	500	49,500

($0.0840 per share) June 30, 2008	--	--	833,333	833	69,167

Stock for Subscriptions Receivable –related party:

($0.0843 per share) May 12, 2008	--	--	17,000,000	17,000	1,416,100
Accrued interest	--	--	--	--	--

Stock for compensation:
($0.0500 per share) March 13, 2008	--	--	1,000,000	1,000	49,000

($0.0400 per share) March 26, 2008	--	--	333,333	333	13,000

($0.1000 per share) May 29, 2008	--	--	1,000,000	1,000	99,000

Common stock issued in repayment of debt:
($0.02943 per share) January 9, 2008	--	--	947,119	947	26,927

($0.02500 per share) January 17, 2008	--	--	2,146,324	2,146	51,512

($0.22117 per share) January 17, 2008	--	--	1,250,000	1,250	48,750

($0.03108 per share) January 22, 2008	--	--	6,899,269	6,899	207,530

($0.02943 per share) February 1, 2008	--	--	562,282	562	15,986

Reclassification of derivative liability	--	--	--	--	77,700

Amortization of warrants and option over the vesting period for employees and non employees	--	--	--	--	74,854

Issuance of common stock for $100,000 of subscription payable($0.0443 per share) January 4, 2008	--	--	2,255,639	2,256	(2,256)

Issuance of shares for the exercise of Warrants ($0.0850 per share) March 26, 2008	--	--	110,000	110	9,240

Net loss	--	--	--	--	--

BALANCE – June 30, 2008	185,194	$185	254,288,171	$254,287	$29,269,920

See notes to condensed financial statements.

WATER CHEF, INC.
(A Development Stage Company Commencing January 1, 2002)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)
(CONTINUED)

	Treasury			Total
	Stock	Subscription	Accumulated	Stockholders'
	- at cost	Receivable	Deficit	Deficiency
FOR THE SIX MONTHS ENDED
JUNE 30, 2008

BALANCE – JANUARY 1, 2008	$(5,768)	--	$(28,356,993)	$(2,029,215)

Proceeds from Sale of Common Stock:
($0.0357 per share) February 29, 2008	--	--	--	50,000
($0.0350 per share) March 7, 2008	--	--	--	100,000
($0.0350 per share) March 13, 2008	--	--	--	50,000
($0.0343 per share) March 13, 2008	--	--	--	100,000
($0.0900 per share) March 26, 2008	--	--	--	150,000
($0.1083 per share) March 26, 2008	--	--	--	50,000
($0.1000 per share) April 11, 2008	--	--	--	100,000
($0.1083 per share) May 5, 2008	--	--	--	100,000
($0.0917 per share) May 15, 2008	--	--	--	50,000
($0.0963 per share) May 15, 2008	--	--	--	50,000
($0.0963 per share) May 12, 2008	--	--	--	150,000
($0.1000 per share) May 23, 2008	--	--	--	50,000
($0.0840 per share) June 30, 2008	--	--	--	70,000

Stock for Subscriptions Receivable –related party
($0.0843 per share) May 12, 2008	--	(1,433,100)	--	--
Accrued interest		(11,542)		(11,542)

Stock for compensation:
($0.0500 per share) March 13, 2008	--	--	--	50,000
($0.0400 per share) March 26, 2008	--	--	--	13,333
($0.1000 per share) May 29, 2008	--	--	--	100,000

Common stock issued in repayment of debt:
($0.02943 per share) January 9, 2008	--	--	--	27,874
($0.02500 per share) January 17, 2008	--	--	--	53,658
($0.22117 per share) January 17, 2008	--	--	--	50,000
($0.03108 per share) January 22, 2008	--	--	--	214,429
($0.02943 per share) February 1, 2008	--	--	--	16,548

Reclassification of derivative liability	--	--	--	77,700

Amortization of warrants and option over the vesting period for employees and non employees	--	--	--	74,854

Issuance of common stock for $100,000 of subscription payable($0.0443 per share) January 4, 2008	--	--	--	--

Issuance of shares for the exercise of Warrants($0.0850 per share) March 26, 2008	--	--	--	9,350

Net loss	--	--	(1,687,546)	(1,687,546)

BALANCE – JUNE 30, 2008	$(5,768)	$(1,444,642)	$(30,044,539)	$(1,970,557)

See notes to condensed financial statements.

WATER CHEF, INC.
(A Development-Stage Company Commencing January 1, 2002)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended		For the Period January 1, 2002
	June 30,		(Inception) to
	2008	2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,687,546)	$(1,213,855)	$(15,512,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,313	234	4,376
Amortization of patents	2,060	927	13,953
Interest expense - deferred financing	2,510	4,687	22,530
Stock-based compensation	238,188	503,838	2,420,193
Interest expense – conversion provision	--	113,000	113,000
Accretion of debt discount	67,900	69,800	565,321
Change in fair value of warrants and embedded conversion option	705,200	18,400	289,100
(Gain)/loss on settlement of debt	(226,467)	--	2,387,550
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing cost - warrant extension	--	--	74,700
Changes in assets and liabilities:
Prepaid expenses	(1,779)	(11,403)	6,477
Security deposits	(17,441)	(3,198)	(17,441)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	(77,287)	136,661	1,565,644
NET CASH USED IN OPERATING ACTIVITIES	(992,349)	(380,909)	(5,424,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(101,891)	(14,040)	(122,941)
Patent costs	(23,154)	--	(48,697)
NET CASH USED IN INVESTING ACTIVITIES	(125,045)	(14,040)	(171,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	1,070,000	450,000	3,760,560
Proceeds from sale of common stock to be issued	--	--	300,000
Proceeds from the exercise of warrants	9,350	--	9,350
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	--	--	800,000
Proceeds from officers and director loans	--	100,000	100,000
Repayment of notes payable	(57,958)	(39,638)	(263,645)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,021,392	510,362	5,879,562
NET (DECREASE) INCREASE IN CASH	(96,002)	115,413	283,887

CASH AT BEGINNING OF PERIOD	415,400	99,716	35,511
CASH AT END OF PERIOD	$319,398	$215,129	$319,398
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: interest	$2,866	$--	$370,353

NON-CASH INVESTING ACTIVITIES:
Notes Receivable for common stock issued	$1,433,100	--	$1,433,100
NON-CASH FINANCING ACTIVITIES:
Compensation satisfied by issuance of common stock	$--	$--	$55,250
Common stock issued in satisfaction of liabilities	$362,509	$311,078	$7,037,871
Reclassification of derivative liabilities upon conversion of debt	$77,700	$140,800	$219,200
Reclassification of equity instruments to liabilities upon issuance of debt	$--	$247,100	$288,900
Reclassification of derivative liabilities upon conversion of preferred stock	$--	$3,200	$3,200
Cancellation of debt for no consideration	$--	$1,327,321	$1,327,321

See notes to condensed financial statements.

WATER CHEF, INC.
(A Development Stage Company Commencing January 1, 2002)

NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1: DESCRIPTION OF BUSINESS

Water Chef, Inc. (the "Company"), is a Delaware corporation engaged in the design and development of  technology to be used in the marketing and sale of water purification systems both in and outside the United States. The Company's corporate headquarters is in Melville, New York.

NOTE 2: BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.

The operating results for the three and six month periods ended June 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 15, 2008, for the year ended December 31, 2007.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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
(A Development Stage Company Commencing January 1, 2002)

NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2: BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION

The Company reports stock based compensation under Statements of Financial Accounting Standards No. 123R (“SFAS123R”) “Share Based Payment.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

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

NOTE 3: GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $30,045,000 and $28,357,000 as of June 30, 2008 and December 31, 2007, respectively, and has a working capital deficiency of approximately $2,175,000 and $2,098,000 as of June 30, 2008 and December 31, 2007, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt. Management plans to raise an additional 10 million dollars in the next twelve months to fund the completion of the PureSafe First Response Water Station prototype, to launch the new marketing program, to establish sales and marketing network, to start production and build inventory units, and to provide on-going working capital. No assurance that such financing will be available in terms advantageous to the Company, or at all.  Management anticipates that by the 4th quarter of 2008, the Company will be fully commercially operational and cease to be a development stage entity. However, should the Company not be successful in obtaining the necessary financing to fund its operations it would need to curtail certain of its business activities. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

WATER CHEF, INC.
(A Development Stage Company Commencing January 1, 2002)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4: RECENT ACCOUNTING STANDARDS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 "("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and its impact on the condensed financial statements has not yet been determined.

NOTE 5: CONVERTIBLE PROMISSORY NOTES

On September 7, 2007, the Company entered into an agreement (the “Loan Agreement”), pursuant to which the Company sold and issued convertible notes in the aggregate principal amount of $250,000 at an interest rate of 10% per annum.  In addition, the Company issued 1,384,786 warrants to purchase common stock at an exercise price of $0.096 per share in connection with the sale and issuance of the convertible notes.  The notes matured on March 5, 2008.  The holders of the notes are entitled to convert all or a portion of the notes into shares of common stock at a conversion price equal to the lower of $0.12 per share or 82.5% of the average of the three lowest closing bid prices for the 10 trading days immediately preceding the conversion date. The notes and warrants provide rights to the holders to convert the notes or exercise the warrants. However, such actions cannot result in the holders being the beneficial owner of more than 4.99% of the Company’s outstanding common stock at that time.

The Company accounted for the September 7, 2007 transaction in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Accordingly, the warrants and the embedded conversion option are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds of $250,000 were recorded net of a discount of $203,000.  The debt discount consisted of $68,400 related to the fair value of the warrants and $135,300 related to the fair value of the embedded conversion option.  The debt discount is charged to interest expense ratably over the life of the loan.

In January, 2008, the holders of the notes exercised the right to convert entire principal amount of $250,000 and accrued interest of $8,851.  The Company issued 8,408,670 shares of common stock as a result of such conversion.

NOTE 6: NET LOSS PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the three months ended June 30, 2008 and 2007 were as follows:

	June 30,
	2008	2007
Warrants	28,718,403	16,912,352
Convertible promissory notes	1,632,937	1,749,272
Convertible preferred stock	1,587,760	1,612,760
Total	31,939,100	20,274,384

WATER CHEF, INC.
 (A Development Stage Company Commencing January 1, 2002)

NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 7: STOCKHOLDERS' DEFICIENCY

Debt
During the six months ended June 30, 2008, the Company issued 10,554,994 shares of common stock in exchange for $312,509 of then outstanding debt principal and accrued interest to three note holders including Ms. Kessler, the Company’s CEO.

In January 2008, the Company issued 1,250,000 shares of common stock in settlement of approximately $276,000 of principal and accrued interest under a settlement agreement with a note holder.  Under accounting guidance provided by EITF No 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”,  and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recognized a gain of approximately $226,000 in connection with such settlement.

Cash
During the six months ended June 30, 2008, the Company raised $1,070,000 through the sale of 16,606,399 shares of common stock.

On January 4, 2008, the Company issued 2,255,639 shares of common stock for $100,000 of subscription payable (0.0443 per share).

During the six months ended June 30, 2008, a warrant holder exercised certain warrants and received 110,000 shares for cash proceeds of $9,350.

Services
During the six months ended June 30, 2008, the Company issued 1,000,000 shares of common stock to a consultant for services rendered. The Company incurred a stock based compensation charge of $50,000.

During the six months ended June 30, 2008, the Company issued 333,333 shares of common stock to an employee pursuant to a Termination Agreement dated February 12, 2008.  The Company incurred a stock based compensation charge of $13,333.

During the six months ended June 30, 2008, the Company issued 1,000,000 shares of common stock to  the Company’s CFO, pursuant to an employment agreement with the officer.  The Company incurred a stock based compensation charge of $100,000.

NOTE 8: RELATED PARTY TRANSACTIONS
In March 2007, the Chief Executive Officer and a director each made loans of $50,000 to the Company. The loans pay simple interest at the rate of 10% per annum and were due and payable in 120 days. The loans from the Chief Executive Officer and the director carry an option that, if the loans were not repaid by June 14, 2007 and June 29, 2007, respectively, such options would entitle the lenders to convert their debt to common stock at a price equal to 50% of the average closing price of the Company’s common stock over the three previous business days before demand for conversion is made. Under accounting guidance provide by EITF 00-19, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability. Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period. In January 2008, the Chief Executive Officer converted her note plus accrued interest of $53,658 into 2,146,324 shares of  common stock. The $50,000 loan and $6,233 accrued interest owed to the director are still outstanding as of August 18, 2008.

WATER CHEF, INC.
 (A Development Stage Company Commencing January 1, 2002)

NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 8: RELATED PARTY TRANSACTIONS (Continued)

On February 8, 2008, the Board of Directors authorized  management to negotiate a termination agreement (the Agreement) with the Company’s then Vice President of Sales and Marketing.  The Agreement was finalized on February 12, 2008.  The Company agreed to pay the former officer eight months’ salary by the payment of the sum of $7,000 each and every month commencing on February 12, 2008.  Such eight months’ payment constitutes six months’ severance pay and two months’ regular salary during 60 days notice period. The Company will continue to contribute 80% of the health insurance premium for the 60 days notice period and, thereafter, 80% of the health insurance premium due under COBRA for a period of six months following the effective date of termination. One third of the one million shares (333,333 shares) that the Company granted the former officer on April 23, 2007 will vest immediately.  The balance of 666,367 shares will be forfeited.  On March 26, 2008, the Company issued 333,333 shares of common stock to the former officer and recorded a charge to operations of approximately $13,300. The warrant the Company awarded on April 23, 2007 was voided and in replacement, the Company issued  a warrant to purchase 666,666 shares of the Company’s common stock at an exercise price of $0.11 per share with a term of three years, effective from the original date of grant. The replacement warrant was fully vested on the date of the grant and accordingly the Company recorded a charge to operations of approximately $8,500. The Company agreed to pay the additional sum of $7,000 in two installments representing repayment for all advances previously made by the former officer on behalf of the Company.

On March 14, 2008, Malcolm Hoenlein was appointed as director to the Company.  He is to receive $8,000 cash compensation per year.  In addition, Mr. Hoenlein will receive 250,000  restricted shares of the Company’s common stock upon the one year anniversary of his appointment and a Stock Purchase Warrant to purchase 500,000 shares of the Company’s common stock.  The warrant is exercisable for a three-year period following the one-year anniversary of his appointment to the Board at an exercise price of $0.0667 per share and will vest annually over three years. Accordingly, the Company will amortize the fair value of the warrant of approximately $17,000 over the vesting period.

In April 2008, Leslie J. Kessler, the Chief Executive Officer, Terry R. Lazar, the Chief Financial Officer and a consultant for the Company, each and individually entered into Stock Purchase, Loan and Security Agreements with the Company.  Under these April 2008 agreements, the Company loaned the individuals approximately $1.4 million in the aggregate.  The obligations to repay the loans were evidenced by non-recourse promissory notes signed by each above mentioned individual.  The notes called for interest at a rate of 6% per annum and were to mature in April 2011, at which time all unpaid principal and interest are due.  The loan funds were to be used exclusively for the purchase of the Company’s common stock.  The purchase price of the stock was based on the average closing price of the Common Stock during the 30 trading days immediately preceding the date of the April 2008 agreements which equaled $0.0843.  The following table sets forth the obligator of each note, the principal amount of each note and number of shares purchased under these agreements:

	Loan Amount	Number of Shares purchased
Leslie J. Kessler, CEO	$547,950	6,500,000
Terry R. Lazar, CFO	$547,950	6,500,000
Shaul Kochan	$337,200	4,000,000

The Company has included the notes receivable as part of stockholders’ deficiency.

In August, 2008, after concerns were raised over the structure of the consideration for the purchase of such shares by the Company’s CEO and CFO utilizing promissory notes, and following consultations with its current attorneys and outside professionals,   the Company and management determined to rescind the transactions contemplated by the April 2008 agreements with Ms. Kessler and Mr. Lazar.  On August 18, 2008, Ms. Kessler and Mr. Lazar each entered into a letter agreement with the Company pursuant to which the Company and each of such officers agreed that the transactions contemplated by their April 2008 agreement, including the sale and issuance of the 6,500,000 shares to each of Ms. Kessler and Mr. Lazar and the notes they delivered to the Company be rescinded in their entireties, ab initio.

The Company originally sought advice from its then outside attorneys in structuring the transactions contemplated by the April 2008 agreements.  The Company has terminated its relationship with such former attorneys.

Accordingly, for legal purposes, the consummation of the transactions contemplated by the August 2008 agreements has resulted, among other matters, in the following:
1)
the April 2008 agreements being deemed rescinded in all respects ab initio and it being deemed as if the April 2008 agreements were never entered into, and that all mutual promises, covenants and/or agreements contained in the April 2008 agreements being of no force and/or effect;

2)
Ms. Kessler’s and Mr. Lazar’s notes, as well as their respective obligations  to repay the amounts due under their respective notes, being deemed cancelled in all respects ab initio, and it being deemed as if the  notes were never entered into, that   they each have  no obligation to repay the amounts due under their respective notes and that all mutual promises, covenants and/or agreements contained in their respective notes being of no force and/or effect; and

3)	the aggregate 13 million shares issued to Ms. Kessler and Mr. Lazar being deemed cancelled in all respects ab initio and it being deemed as if the shares were never issued or outstanding.

However, for accounting purposes, the transactions are reflected as occurring as the shares were issued and outstanding until August 18, 2008, the date the rescission agreements were entered into.

The Company cannot determine with certainty the effect of the entering into and rescission of these transactions nor has the Company consulted with its newly retained counsel as to the potential liabilities that may result from entering into the transactions contemplated by the April 2008 agreements regardless of the rescission of such transactions.  Accordingly, as of June 30, 2008, the Company has not accrued any liability that may be imposed, including, but not limited to, fines and penalties by appropriate governmental authorities,in the accompanying condensed financial statements.

On April 16, 2008, the Board of the Company approved the appointments of Peter Hayden and Gal Luft as Special Advisors to the Board.  In connection with their appointments, Mr. Hayden and Mr. Luft each received a four year warrant to purchase 45,000 shares of the Company’s common stock.  The warrants are to vest at the rate of 15,000 warrants per year on each anniversary of the appointments.  The exercise price for both warrants is $0.0853. The Company determined that the fair value associated with these warrants was nominal and has not accrued the cost. The Company has not yet executed the warrant agreements with the special advisors.

NOTE 9: CREDIT RISK

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. As of June 30, 2008, the uninsured cash balance was approximately $219,000.  The Company believes it is not exposed to any significant credit risk for cash.

NOTE 10: COMMITMENTS AND CONTINGENCIES

On April 8, 2008, the Company entered into a seven year lease for 5,300 square feet of leased space in Plainview,New York. The facility will replace the Company's current headquarters to serve as executive offices, sales office, showroom and an assembly area. The lease term commenced on July 1, 2008.

The minimum lease payments are as follows:

2009	$60,400
2010	62,200
2011	64,100
2012	66,000
2013	68,000
2014 and thereafter	142,200
Total	$462,900

On June 9, 2008, the Company entered into a consulting agreement with Hidell-Eyster International Inc. forstrategic planning, continued development, and marketing of its product. The agreement provides for a fixed fee of $90,000 plus out of pocket expenses and is payable at $15,000 per month.

NOTE 11: SUBSEQUENT EVENT

Subsequent to June 30, 2008, the Company sold and issued 1,369,863 shares of common stock and warrants to purchase 273,973 shares of common stock for total consideration of $100,000 received through a private placement. The warrants expire on March 18, 2011 and are exercisable at a price of $0.0876 per share.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related notes.

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

Introduction

Until the fourth quarter of 2001, Water Chef was engaged in the manufacture and marketing of water coolers and water purification and filtration products. In the fourth quarter of 2001, this business was sold so that the Company could concentrate on the further development, manufacturing, and marketing of their patented line of “PureSafe” water purification systems.  In 2007, new management made a strategic decision that the existing PureSafe System had not produced any significant sales.  New management further recognized that the existing unit required significantly more engineering.  In 2007, the Company signed a contract with Bircon Ltd., an Israeli-based engineering consulting company to design the Company’s new  “PureSafe First Response Water Trauma System” (“FRWTS”) line of new water decontamination systems.  The Company believes the FRWTS will be the product by which the Company’s first significant sales be produced since 2001.  The Company expects to recognize initial sales of the FRWTS in the fourth quarter of 2008.  The Company will cease being a development stage enterprise at the time of the Company’s recognition of significant revenue from the sale of FRWTS units.

Results of Operations

Sales for the three and six months ended June 30, 2008 and 2007 were $0 and $0, respectively.  The new management of the Company made a strategic decision to focus the Company’s efforts and capital to produce a new technology that management believes can penetrate the market place with a water purification and delivery system when natural and man-made disasters occur.  In the past, there was very little capital invested in product development.  The sales in 2006 of two pure safe water system units did not assure new management that there was an ongoing market for the existing system. While the Company believes the marketplace demands a permanent solution, the Company further believes that significant re-engineering will be required to create a permanent solution from the existing Pure Safe Water System.

The year 2007 was primarily focused on identifying a market need and the methodology to serve that market with a new and unique product. The strategic relationship with Bircon and Gil Tenne started in the third quarter of 2007 to design the FRWTS.  The FRWTS unit is an extension of the Company’s patented technology which incorporates additional purification techniques in a mobile, trailerable and self-contained unit.  This simple, reliable system is designed to provide clean, potable water in all situations requiring immediate response.   In June 2008, the Company signed a consulting agreement with Hidell-Eyster International.  Under the agreement, Hidell-Eyster will assist the Company in regulatory and licensing issues, strategic planning, marketing, quality assurance, manufacturing, logistics, financial planning, monitoring of water testing,  and sales and distribution.  The management of the Company believes that the 4th quarter of 2008 will be the defining time when the FRWTS achieves sales.

Cost of sales for the three months ended June 30, 2008 and 2007 was $0 and $8,000, respectively; Cost of sales for the six months period ended June 30, 2008 and 2007 was $0 and $23,000, respectively. In 2007, the Company paid $23,000 to Davis Water Products, manufacturer of the Company’s then PureSafe Water Station for the storage fee for one unit and manufacturing overhead for three units that the Company commissioned Davis Water Products to produce.  Ms. Kessler, the CEO and President of the Company, following  a number of experts’ opinions and advice on the quality of the system, terminated the production and relationship with Davis Water Products in 2007.  The Company has no further obligation to Davis Water Products.

Selling, general and administrative expenses for the three months ended June 30, 2008 was $479,952 compared to $757,718 for the 2007 comparable period, a decrease of $277,766 or 37%.  A more detailed analysis showed the overall change was the result of the following; professional fees which includes legal fees, audit fees and accounting fees increased $37,757, compared with the same period of 2007, a 46% increase.  Marketing expense was $23,121 for the three months ended June 30, 2008 compared $0 in 2007.   Director fees were reduced from $6,250 for three months ended June 30, 2007 to $2,000 for the same period in 2008, a 68% decrease.  Rent expense was increased by $15,103 from $11,026 in 2007 to $26,129 in 2008, a 137% increase. The increase of rent was due to the fact that the Company paid rent for both the Melville office and the Connecticut facility in the first six months of 2008 compared to paying for only one facility in 2007.  Salaries expense for the three months ended June 30, 2008 was $96,750 compared with $19,133 incurred in the same period of 2007, a $77,617 increase or 406%.  The Company recorded one-time adjustment of reduction of $15,000 deferred compensation in 2008, for the three months ended June 30, 2008 compared with $27,000 incurred in the same period of 2007, a $42,000 reduction or 156% decrease.  Ms. Kessler, CEO of the Company chose to defer all of her 2007 compensation and in 2008 she elected to receive salary.  Therefore, comparing the same period, deferred compensation incurred in 2008 was much less than in 2007.  Stock based compensation for the three months ended June 30, 2008 was $131,115 compared with $503,838 incurred in the same period of 2007, $372,723 decrease or 74% decrease.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $958,566 compared to $920,255 for the six months ended June 30, 2007, an increase of $38,311 or 4%.  A more detailed analysis showed that the Company incurred $132,260 in audit fees in the six months of 2008, a 120% increase when compared with $60,000 incurred in the same period of 2007; legal fees jumped from $42,657 in 2007 to $92,030 in 2008, a 115% increase; consulting fees increased $89,152, or 206% from $43,300 to $132,452;  change in fair value of warrants increased $686,800 from $18,400 to $705,200;  during the six months ended June 30, 2007, the Company recognized a gain on discharge of debt of $226,467; the Company incurred $238,187 stock based compensation comparing $503,838 for the same period ended 2007, a decrease of $265,651 or 53%.  Under the Company’s service agreement with Bircon, the Company also incurred $165,925 in research and development in the first six months of 2008 comparing $0 for the same period ended 2007.The net loss for the three months ended June 30, 2008 was $616,579 compared to $816,543 in the same period ended June 30, 2007.

Research and development for the three months ended June 30, 2008 and 2007 were $54,504 and $0; for the six months ended June 30, 2008 and 2007 were $165,925 and $0.  The R&D expenses incurred in 2008 was the result of management’s decision in 2007 to  retain Bircon Ltd., an Israeli-based engineering consulting company to design the Company’s  new  “FRWTS” line of new water decontamination systems to replace the then existing model, following expert opinions that the old model needed major reengineering.

Interest expense (non conversion related) for the three months ended June 30, 2008 and 2007 was $4,823 and $31,925, respectively; for the six months period ended June 30, 2008 and 2007 were $84,322 and $139,200, respectively.

The decrease of the interest expenses from 2007 to 2008 was the result of three major events.

a.)	In October 2007, the Company settled an outstanding debt of $702,933, including $302,933 interest expenses with a note holder. The Company stopped accruing interest expense.

b.)	In January 2008, the Chief Executive Officer of the Company converted $58,658 of notes payable into 2,146,324 shares of common stock.

c.)
In 2007, the Company paid $110,000 to a note holder which significantly reduced the outstanding principal.  The Company continued to pay $10,000 each month to the note holder until the entire debt, including accrued interests were paid off in July 2008.

The conversion related interest expense for the three months ended June 30, 2008 and 2007 were $0 and $113,000, respectively; for the six months ended June 30, 2008 and 2007 were $0 and $113,000, respectively.

(Gain) Loss on settlement of debt:
In the first quarter of 2008, the Company issued 1,250,000 shares of common stock to a note holder to retire $276,467 of outstanding debt.  The fair market value of 1,250,000 shares of common stock on the issuance date was $50,000.   The Company recognized a one-time gain on discharge of debt of $226,467.

Change in fair value of warrants and embedded conversion option for the three months ended June 30, 2008 and 2007 were $133,400 and $94,100, respectively; for six months ended June 30, 2008 and 2007 were $494,400 and $18,400, respectively.    The increase in fair value of warrants and embedded conversion option in 2008 was primarily from the fluctuation of the market during the first six months of 2008 and the issuance of  warrants in 2007 and 2008 to purchase approximately 21,000,000 shares of common stock at various exercise prices for the settlement of debt, for service rendered, in conjunction with private placements, and in conjunction with employment agreements that the Company entered into.

The warrants and the embedded conversion options are recorded as derivative liabilities at their fair market value, in accordance with EITF issue No. 00-19, and marked to market through earnings at the end of each reporting period.  The upward fluctuation in the first six months of 2008 significantly increased the liability the Company obliged from all the outstanding warrants and instruments that carry embedded conversion options.  For all the above-stated reasons, the net loss for three months ended June 30, 2008 and 2007 were $616,579 and $816,543, respectively; for six months ended June 30, 2008 and 2007 were $1,687,546 and $1,213,855, respectively.

Liquidity and Capital Resources

At June 30, 2008, the Company had a working capital deficiency of approximately $2,175,000. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $30,045,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  Management plans to seek an additional 10 million dollars in financing over the next twelve months.  The proceeds of such financing, if any, will be used for the following purposes:  to complete  Company’s PureSafe First Response Water Station prototype, to launch  a new marketing program, to establish sales and marketing network, to start production and build inventory units, and to provide on-going working capital. No assurance that such financing will be available in terms advantageous to the Company, or at all.   Should the Company not be successful in obtaining the necessary financing to fund its operations, it would need to curtail certain of its business activities and may be required to cease all activities. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133"("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and its impact on the condensed financial statements has not yet been determined.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

On April 16, 2008, the Company entered into a Stock Purchase, Loan and Security Agreement with each of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to which the Company issued to each of such executive officers 6.5 million shares of the Company’s common stock.  The officers paid for such shares by each delivering to the Company a non-recourse promissory note in the principal amount of $547,950.  The Company and such officers determined, on August 18, 2008, following consultations with the Company’s current attorneys and outside professionals, to rescind the transactions contemplated by the two April 2008 agreements after concerns were raised over the structure of the consideration utilized in purchasing the shares.  The Company originally had sought the advice of its then outside attorneys in structuring the transactions contemplated by the April 2008 agreements.  The Company determined that the Company’s reliance on the former outside attorneys to be a material weakness and as a result has terminated its relationship with such former outside attorneys and has retained new counsel.  Management believes such new counsel is better qualified to advise the Company on structuring future issuance of its securities which would remediate the material weakness.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company had no legal proceedings during the quarter ended June 30, 2008 other than the dismissal of the Funding Group, Inc.’s claim against the Company in February 2008, which dismissal was disclosed in Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and is hereby incorporated into this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS
Not applicable

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2008, the Company raised $570,000 through the sale of 5,877,990 shares of common stock and 1,175,597 warrants to 16 investors.

During the three months ended June 30, 2008, the Company issued 1,000,000 shares of common stock to Terry Lazar, the Company’s Chief Financial Officer and director.

All of the 6,877,990 shares of common stock issued during the three months ended June 30, 2008 are exempt from registration requirement and are “restricted” Shares under the definition of Rule 144 of the Securities and Exchange Commission, and the sale of these securities is prohibited for  minimum of six months after purchase.

The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under.  These shares were offered to less than 35 “non-accredited” investors and were purchased for investment purposes with no view to resale.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1	Consulting Agreement, dated as of June 6, 2008, by and between Water Chef, Inc., and Hidell-Eyster International.
10.2	Form of Stock Subscription Agreement utilized in the sale of common stock and warrants from October 26, 2007 through July 18, 2008.
10.3	Form of Warrant issued to investors in connection with the sale of common stock and warrants from October 26, 207 through July 18, 2008.
10.4
Letter Agreement, dated August 18, 2008, between Water Chef, Inc. and Leslie J. Kessler. [Incorporated by reference to Exhibit 10.3 of the Corporation’s Current Report on Form 8-K (Date of Report: August 18, 2008), filed with the Commission on August 18, 2008.]

10.5
Letter Agreement, dated August 18, 2008, between Water Chef, Inc. and Terry R. Lazar. [Incorporated by reference to Exhibit 10.4 of the Corporation’s Current Report on Form 8-K (Date of Report: August 18, 2008), filed with the Commission on August 18, 2008.]

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATER CHEF, INC.
(Company)

Date: August 19, 2008
Leslie J. Kessler
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2008
Terry R. Lazar
Chief Financial Officer
(Principal Financial and Accounting Officer)