Form 10-Q
period 2008-09-30
WATER CHEF INC
filed 2008-11-14
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-09478

Water Chef, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Fairchild Avenue - Suite 250, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)

(516) 208-8250
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2008, 244,803,634 shares of common stock of the issuer were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
Water Chef, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Balance Sheets
	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash	$37,601	$415,400
Prepaid expenses and other current assets	29,390	41,988
Total current assets	66,991	457,388
Fixed assets
Property and equipment, net of accumulated depreciation of $10,712 and $2,063, respectively	147,196	18,987
Other assets
Patents and trademarks, net of accumulated amortization of $16,565 and $13,275, respectively	58,187	38,323
Deferred financing fees, net of accumulated amortization of $7,530 and $5,020, respectively	--	2,510
Other assets	26,860	9,419
Total other assets	85,047	50,252
Total Assets	$299,234	$526,627

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$457,751	$492,825
Accrued compensation	113,000	104,000
Accrued consulting and director fees	178,000	166,000
Convertible notes payable to officer and director, including accrued interest of $7,466 and $7,425, respectively	57,466	107,425
Convertible promissory note, including accrued interest of $0 and $7,945 and net of debt discount of $0 and $67,900, respectively	--	190,045
Notes payable, including accrued interest of $273,851 and $417,542, respectively	557,073	895,077
Fair value of warrants and options	246,100	170,900
Fair value of embedded conversion options	78,400	239,300
Accrued dividends payable	190,270	190,270
Total current liabilities	1,878,060	2,555,842
Stockholders' deficiency
Preferred stock, $.001 par value; 10,000,000 shares authorized;185,194 shares issued and outstanding (liquidation preference of $2,456,875 and $2,375,650 as of September 30, 2008 and December 31, 2007, respectively)	185	185
Common stock $.001 par value; 340,000,000 shares authorized;244,808,034 shares issued and 244,803,634 shares outstanding as of September 30, 2008 and 204,177,806 shares issued and 204,173,406 outstanding as of December 31, 2007	244,807	204,177
Additional paid-in capital	28,413,004	26,129,184
Treasury stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscription receivable - (including accrued interest of $7,815)	(345,015)	--
Accumulated deficit, including $15,354,443 and $13,825,397 of deficit accumulated during the development stage as of September 30, 2008 and December 31, 2007, respectively	(29,886,039)	(28,356,993)
Total stockholders’ deficiency	(1,578,826)	(2,029,215)
Total Liabilities and Stockholders' Deficiency	$299,234	$526,627
See notes to condensed financial statements

Water Chef, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Statements of Operations

					January 1,
	Three Months Ended		Nine Months Ended		2002 to
	September 30,		September 30,		September
	2008	2007	2008	2007	30, 2008
Sales	$--	$--	$--	$--	$471,290
Costs and expenses (income) -
Cost of sales	--	--	--	$23,000	575,680
Selling, general and administrative, including stock based compensation of $149,504 and $46,539 for the three months ended September 30, 2008 and 2007 and $387,691 and $550,377 for the nine months ended September 30, 2008 and 2007 and $2,569,696 for the period of January 1, 2002 to September 30, 2008	$477,604	$346,873	$1,449,019	1,267,128	8,462,965
Non-dilution agreement termination costs	--	--	--	--	2,462,453
Research and development	90,062	75,000	255,987	75,000	691,350
Interest expense, including interest expense to a related party of $0 and $2,466 for the three months ended September 30, 2008 and 2007, $0 and $5,329 for the nine months ended September 30, 2008 and 2007 and $126,765 for period of January 1, 2002 to September 30, 2008	7,282	38,057	78,507	177,257	1,502,135
Financing costs - extension of warrants	--	--	--	--	74,700
Interest expense - conversion provision	--	22,550	--	135,550	113,000
(Gain) loss on settlement of debt	--	--	(226,467)	--	2,387,550
Change in fair value of warrants and embedded conversion option	(733,200)	(270,800)	(28,000)	(252,400)	(444,100)
Total cost and expenses (income)	(158,252)	211,680	1,529,046	1,425,535	15,825,733

Net income (loss)	158,252	(211,680)	(1,529,046)	(1,425,535)	(15,354,443)
Deemed dividend on preferred stock	--	--	--	--	(2,072,296)
Preferred stock dividends	(27,075)	--	(81,225)	(213)	(698,991)

Net income (loss) attributable to common stockholders	$131,177	$(211,680)	$(1,610,271)	$(1,425,748)	$(18,125,730)

Basic net income (loss) attributable to common stockholders per common share	*	*	*	*

Diluted income (loss) attributable to common stockholders per common share	*	*	*	*

Weighted average number of common shares outstanding - basic	238,391,755	190,196,243	237,627,738	188,606,912

Weighted average number of common shares outstanding - diluted	243,009,074	190,196,243	237,627,738	188,606,912
_____
*	Less that $0.01.
See notes to condensed financial statements

Water Chef, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Statement of Stockholders’ Deficiency
(Unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	at Cost	Receivable	Deficit	Deficiency

Balance at December 31, 2007	185,194	$185	204,177,806	$204,177	$26,129,184	$(5,768)	--	$(28,356,993)	$(2,029,215)

Proceeds from sale of common stock:
$0.0357 per share - February 29, 2008	--	--	1,401,869	1,402	48,598	--	--	--	50,000
$0.0350 per share - March 7, 2008	--	--	2,857,142	2,857	97,143	--	--	--	100,000
$0.0350 per share - March 13, 2008	--	--	1,428,571	1,429	48,571	--	--	--	50,000
$0.0343 per share - March 13, 2008	--	--	2,912,622	2,913	97,087	--	--	--	100,000
$0.0900 per share - March 26, 2008	--	--	1,666,667	1,667	148,333	--	--	--	150,000
$0.1083 per share - March 26, 2008	--	--	461,538	462	49,538	--	--	--	50,000
$0.1000 per share - April 11, 2008	--	--	1,000,000	1,000	99,000	--	--	--	100,000
$0.1083 per share - May 5, 2008	--	--	923,077	923	99,077	--	--	--	100,000
$0.0917 per share - May 15, 2008	--	--	545,455	545	49,455	--	--	--	50,000
$0.0963 per share - May 15, 2008	--	--	519,031	519	49,481	--	--	--	50,000
$0.0963 per share - May 12, 2008	--	--	1,557,094	1,557	148,443	--	--	--	150,000
$0.1000 per share - May 23, 2008	--	--	500,000	500	49,500	--	--	--	50,000
$0.0840 per share - June 30, 2008	--	--	833,333	833	69,167	--	--	--	70,000
$0.0730 per share - July 25, 2008	--	--	1,369,863	1,370	98,630	--	--	--	100,000
Stock for receivables:
$0.0843 per share - May 12, 2008	--	--	17,000,000	17,000	1,416,100	--	$(1,433,100)	--	--
$0.0843 per share - August 31, 2008	--	--	(13,000,000)	(13,000)	(1,082,900)	--	1,095,900	--	--
Accrued interest	--	--	--	--	--	--	(7,815)	--	(7,815)

Stock for compensation:
$0.0500 per share - March 13, 2008	--	--	1,000,000	1,000	49,000	--	--	--	50,000
$0.0400 per share - March 26, 2008	--	--	333,333	333	13,000	--	--	--	13,333
$0.1000 per share - May 29, 2008	--	--	1,000,000	1,000	99,000	--	--	--	100,000
$0.0500 per share - September 18, 2008	--	--	2,150,000	2,150	105,350	--	--	--	107,500

(Continued on following page)

Water Chef, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Statement of Stockholders’ Deficiency
(Unaudited)
(Continued From Previous Page)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	at Cost	Receivable	Deficit	Deficiency
Common stock issued in repayment of debt:
$0.02943 per share - January 9, 2008	--	--	947,119	947	26,927	--	--	--	27,874
$0.02500 per share - January 17, 2008	--	--	2,146,324	2,146	51,512	--	--	--	53,658
$0.02212 per share - January 17, 2008	--	--	1,250,000	1,250	48,750	--	--	--	50,000
$0.03108 per share - January 22, 2008	--	--	6,899,269	6,899	207,530	--	--	--	214,429
$0.02943 per share - February 1, 2008	--	--	562,282	562	15,986	--	--	--	16,548
Reclassification of derivative liability	--	--	--	--	57,700	--	--	--	57,700
Amortization of warrants and option over the vesting period for employees and non-employees	--	--	--	--	116,858	--	--	--	116,858
Issuance of common stock for $100,000 of subscription payable ($0.0443 per share) - January 4, 2008	--	--	2,255,639	2,256	(2,256)	--	--	--	--
Issuance of shares upon exercise of warrants
($0.0850 per share) - March 26, 2008	--	--	110,000	110	9,240	--	--	--	9,350
Net loss	--	--	--	--	--	--		(1,529,046)	(1,529,046)

BALANCE - SEPTEMBER 30, 2008	185,194	$185	244,808,034	$244,807	$28,413,004	$(5,768)	$(345,015)	$(29,886,039)	$(1,578,826)

See notes to condensed financial statements

Water Chef, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Statements of Cash Flow
(Unaudited)

			January
	Nine Months Ended		1, 2002
	September 30,		to September
	2008	2007	30, 2008
Cash Flows from Operating Activities:
Net Loss	$(1,529,046)	$(1,425,535)	$(15,354,443)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation	8,649	1,508	10,712
Amortization of patents	3,290	1,763	15,183
Interest expense - amortization of deferred financing	2,510	5,942	22,530
Stock based compensation	387,692	550,377	2,569,697
Interest expense - conversion provision	-	135,550	113,000
Stock subscription - interest receivable	(7,815)	--	(7,815)
Accretion of debt discount	67,900	81,200	565,321
Change in fair value of warrants and embedded conversion option	(28,000)	(252,400)	(444,100)
(Gain) loss on settlement of debt	(226,467)	--	2,387,550
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	12,598	(3,432)	20,854
Security deposit	(17,441)	(3,198)	(17,441)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	(1,693)	273,758	1,641,235
Net Cash Used in Operation Activities	(1,327,823)	(634,467)	(5,759,511)

Cash Flows from Investing Activities:
Purchase of property and equipment	(136,857)	(33,846)	(157,907)
Patent costs	(23,155)	(25,543)	(48,698)
Net Cash Used in Investing Activities	(160,012)	(59,389)	(206,605)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	1,170,000	450,000	3,860,560
Proceeds from exercise of warrants	9,350	--	9,350
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	(7,530)	(22,530)
Proceeds from convertible promissory note	--	250,000	800,000
Proceeds from officers’ and directors’ loans	--	100,000	100,000
Repayment of notes payable	(69,314)	(57,835)	(275,001)
Net Cash Provided by Financing Activities	1,110,036	734,635	5,968,206

(Continued on following page)

Water Chef, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Statements of Cash Flow
(Unaudited)
(Continued From Previous Page)

			January
	Nine Months Ended		1, 2002
	September 30,		to September
	2008	2007	30, 2008
Net (Decrease) Increase in Cash	(377,799)	40,779	2,090
Cash at Beginning of Year	415,400	99,716	35,511

Cash at end of period	$37,601	$140,495	$37,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$2,866	$9,083	$370,353

NON-CASH INVESTING ACTIVITIES:
Notes receivable for common stock issued	$337,200	--	$337,200

NON-CASH FINANCING ACTIVITIES:
Compensation satisfied by issuance of common stock	--	--	$55,250
Common stock issued in satisfaction of liabilities	$362,509	$311,078	$7,037,871
Reclassification of derivative liabilities upon conversion of debt	$67,400	$140,000	$208,900
Reclassification of equity instruments to liabilities upon issuance of debt	--	$247,100	$288,900

Cancellation of debt for no consideration	--	$1,327,321	$1,327,321

See notes to condensed financial statements

Water Chef, Inc.
(A Development Stage Company Commencing January 1, 2002)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS.

Water Chef, Inc. (the "Company") is a Delaware corporation engaged in the design and development of technology to be used in the marketing and sale of water purification systems, both with in and outside of the United States. The Company's corporate headquarters is located in Plainview, New York.

NOTE 2: BASIS OF PRESENTATION AND ACCOUNTING POLICIES.

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
The operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008.

Development Stage Company

The Company is  in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") Statement No. 7, "Accounting and Reporting for Development Stage Companies." Since January 1, 2002, the Company has generated limited sales and has devoted its efforts primarily to developing its products, implementing its business and marketing strategy and raising working capital through equity financing and short- and long-term borrowings.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets) and contingencies, as well as the recording and presentation of the Company’s common stock, preferred stock, option and warrant issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Stock Based Compensation

The Company reports stock based compensation under SFAS No. 123R “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”), which require that each such equity instruments are recorded at its fair value on the measurement date, which is typically the date the services are performed.

The Black-Scholes option valuation model is used to estimate the fair values of equity instruments. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the subject equity instrument.

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $29,886,000 and $28,357,000 as of September 30, 2008 and December 31, 2007, respectively, and has a working capital deficiency of approximately $1,811,000 and $2,098,000 as of September 30, 2008 and December 31, 2007, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company plans to raise an additional $10 million in the next twelve months to fund the completion of the Company’s PureSafe First Response Water Station (the “PureSafe product”) prototype, launch a marketing program for the PureSafe product, establish a sales and marketing network, start production and build inventory units of the PureSafe product and provide working capital for the Company.  No assurance that such financing will be available on terms advantageous to the Company, or at all.  The Company anticipates that by the first quarter of 2009, the Company will be fully commercially operational and cease to be a development stage entity. However, should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain of its operational activities. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4: RECENT ACCOUNTING STANDARDS.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, the Company is evaluating the implications of SFAS 161 and its impact on the Company’s condensed financial statements has not yet been determined.

In April 2008, FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company believes that the implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes the implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company believes the implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

In October 2008, FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 5: CONVERTIBLE PROMISSORY NOTES.

On September 7, 2007, the Company entered into an agreement with two entities not affiliated with the Company, pursuant to which the Company sold and issued to such entities convertible notes in the aggregate principal amount of $250,000 bearing interest at the rate of 10% per annum.  In addition, the Company issued to the entities warrants to purchase an aggregate of 1,384,786 shares of the Company’s common stock at an exercise price of $0.096 per share in connection with the sale and issuance of such convertible notes.  The convertible notes had a stated maturity date of March 5, 2008.  The holders of the convertible notes were entitled to convert all or a portion of the amount due (principal and interest) under the convertible notes into shares of the common stock, par value $0.001 per share (the “Common Stock”), of the Company, at a per share conversion price equal to the lower of $0.12 or 82.5% of the average of the three lowest closing bid prices of the Common Stock for the ten trading days immediately preceding the conversion date.

The Company accounted for the September 7, 2007 transaction in accordance with EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Accordingly, the warrants and the embedded conversion option have been recorded as derivative liabilities at their fair values and are marked to market through earnings at the end of each reporting period. The gross proceeds of $250,000 were recorded net of a discount of $203,700.  The net discount consisted of $68,400 related to the fair value of the warrants and $135,300 related to the fair value of the embedded conversion option.  The debt discount was charged to interest expense ratably over the life of the loan.

In January 2008, the holders of the convertible notes elected to convert the entire principal amount of $250,000 and accrued interest of $8,851 due under the convertible notes into an aggregate of 8,408,670 shares of Common Stock.

NOTE 6: NET LOSS PER SHARE OF COMMON STOCK.

Basic income (loss) per share is computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The following table sets forth the components used in the computation of basic and diluted income per common share:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2008			2007		2008		2007
Numerator:
Net income (loss)		$158,252			$(211,680)		$(1,529,046)		$(1,425,535)
Preferred stock dividends		(27,075)			--		(81,225)		(213)
Numerator for basic earnings per share – net income (loss) attributable to common stockholders - as reported		131,177			(211,680)		(1,610,271)		(1,425,748)
Effect of dilutive securities -
Interest on convertible promissory notes		2,489			--		--		--
Preferred stock dividends		13,108			--		--		--
Numerator for basic earnings per share - net income (loss) attributable to common stockholders - as adjusted		$146,774			$(211,680)		$(1,610,271)		$(1,425,748)

Denominator:
Denominator for basic earnings per share–weighted average shares		238,391,755			190,196,243		237,627,738		188,606,912
Effect of dilutive securities -
Warrants		356,722			--		--		--
Assumed conversion of -
Series F preferred stock		1,587,760			--		--		--
Convertible promissory notes		2,672,837			--		--		--
Dilutive potential common shares		4,617,319			--		--		--
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions		243,009,074			190,196,243		237,627,738		188,606,912

Net income (loss) to common stockholders -
Basic:	$		*	$	*	$	*	$	*
Diluted:	$		*	$	*	$	*	$	*
_____
*	Less that $0.01.

The following table sets forth the common share equivalents that were excluded from the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Warrants	28,435,654	18,297,138	28,792,376	18,297,138
Convertible promissory notes	-	8,210,375	2,672,837	8,210,375
Convertible preferred stock	-	1,622,760	1,587,760	1,622,760
Total	28,435,654	28,130,273	33,052,973	28,130,273

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

During the nine months ended September 30, 2008, the Company issued 10,554,994 shares of Common Stock in exchange for cancellation of $312,509 of outstanding debt principal and accrued interest owed to three note holders, including Leslie Kessler, the Company’s Chief Executive Officer.

In January 2008, the Company issued 1,250,000 shares of Common Stock in settlement of approximately $276,000 of principal and accrued interest due an unaffiliated party.  Under accounting guidance provided by EITF No 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recognized a gain of approximately $226,000 in connection with such settlement.

Cash

During the nine months ended September 30, 2008, the Company raised $1,070,000 through the sale of an aggregate of 16,606,399 shares of Common Stock.

In addition, in July, 2008, the Company sold and issued an aggregate of 1,369,863 shares of Common Stock and warrants to purchase an additional aggregate 273,973 shares for total consideration of $100,000. The warrants expire on July 18, 2011 and are each exercisable at a price of $0.0876 per share.

On January 4, 2008, the Company issued 2,255,639 shares of Common Stock for the settlement of a $100,000 subscription payable.

During the nine months ended September 30, 2008, the Company issued 110,000 shares of Common Stock upon exercise of outstanding warrants issued in October 2006 and received gross cash proceeds of $9,350.

Services

During the nine months ended September 30, 2008, the Company issued the following securities of the Company as compensation for services rendered:

1.	1,000,000 shares of Common Stock to a consultant incurring a stock based compensation charge of $50,000;
2.
100,000 shares of Common Stock and three-year warrants to purchase an additional 250,000 shares, at $0.058 per share, to a consultant incurring a stock based compensation charge of $5,000 and $8,100, respectively;

3.	333,333 shares of Common Stock to an employee pursuant to a termination agreement, dated February 12, 2008, incurring a stock based compensation charge of $13,333;
4.
1,000,000 shares of Common Stock to the Company’s Chief Financial Officer in connection with entering into an employment agreement with the officer incurring a stock based compensation charge of $100,000; and

5.
50,000 shares of Common Stock and three-year warrants to purchase an additional 50,000 shares, at $0.058 per share, to an employee incurring a stock based compensation charge of $2,500 and $1,600, respectively.

During the nine months ended September 30, 2008, the Company approved and granted 2,000,000 shares of Common Stock to each of the Company’s Chief Executive Officer and Chief Financial Officer with 1,000,000 shares vesting immediately and 1,000,000 shares vesting in one year, provided the officer remains employed by the Company.  In connection the issuance of the first 2,000,000 shares, the Company incurred a stock based compensation charge of $200,000.

NOTE 8: RELATED PARTY TRANSACTIONS.

(a)
In March 2007, the Company’s Chief Executive Officer and a former director each made loans of $50,000 to the Company. The loans pay simple interest at the rate of 10% per annum and were due and payable 120 days after funding. The loans from the Chief Executive Officer and the director carry an option that, if the loans were not repaid by June 14, 2007 and June 29, 2007, respectively, such options would entitle the lenders to convert their debt into shares of Common Stock at a price equal to 50% of the average closing price of the Common Stock over the three previous business days preceding the date of demand for conversion is made. Under accounting guidance provide by EITF 00-19, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability. Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period.  In January 2008, the Chief Executive Officer converted her note plus accrued interest of $53,658 into 2,146,324 shares of Common Stock. The $50,000 loan and $7,466 accrued interest owed to the former director are still outstanding.

(b)
On February 8, 2008, the Board of Directors authorized  management to negotiate a termination agreement (the “Termination Agreement”) with the Company’s then Vice President of Sales and Marketing.  The Termination Agreement was finalized on February 12, 2008, pursuant to which the Company agreed to pay the former officer eight months’ salary at the rate of $7,000 per month commencing on February 12, 2008.  In addition, the Company is obligated to continue to contribute 80% of the health insurance premium with respect to the former officer through October 12, 2008. One third of the one million shares of Common Stock that the Company granted the former officer on April 23, 2007 vested immediately upon the execution of the Termination Agreement.  The balance of 666,367 shares has been forfeited.  On March 26, 2008, the Company issued 333,333 shares of common stock to the former officer and recorded a charge to operations of approximately $13,300. The warrants the Company awarded the officer on April 23, 2007 was voided and in replacement, the Company issued warrants to purchase 666,666 shares of Common Stock at an exercise price of $0.11 per share exercisable through April 23, 2010. In connection with the issuance of the replacement warrants, the Company recorded a charge to operations of approximately $8,500. The Company agreed to pay an additional sum of $7,000, representing repayment for all advances previously made by the former officer on behalf of the Company, in two installments which were paid prior to September 30, 2008.

(c)
On March 14, 2008, Malcolm Hoenlein was appointed as director to the Company.  He is to receive $8,000 cash compensation per year.  In addition, Mr. Hoenlein will receive 250,000 shares of Common Stock upon the one year anniversary of his appointment and warrants to purchase an additional 500,000 shares, exercisable for a three-year period following the one-year anniversary of his appointment to the Board at an exercise price of $0.0667 per share. The right to exercise these warrants will vest annually over three years. Accordingly, the Company will amortize the fair value of these warrants of approximately $17,000 over the vesting period.

(d)
In April 2008, Leslie J. Kessler, the Company’s Chief Executive Officer, Terry R. Lazar, the Company’s Chief Financial Officer and a consultant for the Company, each individually entered into Stock Purchase, Loan and Security Agreements with the Company.  Under these April 2008 agreements, the Company loaned the individuals approximately $1.4 million in the aggregate.  The obligations to repay the loans were evidenced by non-recourse promissory notes.  The notes called for interest at a rate of 6% per annum and were to mature in April 2011, at which time all unpaid principal and interest are due.  The loan funds were to be used exclusively for the purchase of the Common Stock.  The purchase price of the stock was based on the average closing price of the Common Stock during the 30 trading days immediately preceding the date of the April 2008 agreements which equaled $0.0843.

In August 2008, after concerns were raised over the structure of the consideration for the purchase of such shares by the Company’s two senior executive officers utilizing promissory notes, and following consultations with its current attorneys and outside professionals, the Company and such executive officers determined to rescind the transactions contemplated by the April 2008 agreements with Ms. Kessler and Mr. Lazar.  On August 18, 2008, Ms. Kessler and Mr. Lazar each entered into a letter agreement with the Company pursuant to which the Company and each of such officers agreed that the transactions contemplated by their April 2008 agreements, including the sale and issuance of the 6,500,000 shares to each of Ms. Kessler and Mr. Lazar and the notes they delivered to the Company, be rescinded in their entireties ab initio.

The Company originally sought advice from its then outside attorneys in structuring the transactions contemplated by the April 2008 agreements.  The Company has terminated its relationship with such former attorneys.

Accordingly, for legal purposes, the consummation of the transactions contemplated by the August 2008 agreements has resulted, among other matters, in the following:

1.
The April 2008 agreements being deemed rescinded in all respects ab initio and it being deemed as if the April 2008 agreements were never entered into, and that all mutual promises, covenants and/or agreements contained in the April 2008 agreements being of no force and/or effect;

2.
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

3.	The aggregate 13 million shares issued to Ms. Kessler and Mr. Lazar being deemed cancelled in all respects ab initio and it being deemed as if the shares were never issued or outstanding.

However, for accounting purposes, the transactions are reflected as occurring as the shares were issued and outstanding until August 18, 2008, the date the rescission agreements were entered into.

The Company cannot determine with certainty the effect of the entering into and rescission of these transactions nor the potential liabilities that may result from entering into the transactions contemplated by the April 2008 agreements regardless of the rescission of such transactions.  Accordingly, as of September 30, 2008, the Company has not accrued any liability that may be imposed, including, but not limited to, fines and penalties by appropriate governmental authorities, in the accompanying condensed financial statements.

As of September 30, 2008, the Company has included the outstanding note receivable and accrued interest  due from the consultant, totaling approximately $345,000, as part of stockholders’ deficiency.

(e)
On April 16, 2008, the Company approved the appointments of Peter Hayden and Gal Luft as special advisors to the Company’s Board of Directors.  In connection with their appointments, Mr. Hayden and Mr. Luft each received four-year warrants to purchase 45,000 shares of the Common Stock.  The exercise price for both warrants is $0.0853.  The warrants are to vest at the rate of 15,000 warrants per year on each anniversary of the appointments.  The Company determined that the fair value associated with these warrants was nominal and has not accrued any cost related to the issuance of these warrants. The Company has not yet delivered warrant certificates evidencing the warrants granted these special advisors.

NOTE 9: CREDIT RISK.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk with respect to its cash deposits.

NOTE 10: COMMITMENTS AND CONTINGENCIES.

On April 8, 2008, the Company entered into a seven year lease for 5,300 square feet of space in Plainview, New York. The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area. The lease term commenced on July 1, 2008.

The minimum lease payments are as follows for the twelve months ended September 30,

2009	$61,000
2010	63,000
2011	64,000
2012	66,000
2013	68,000
Thereafter	131,000
$453,000

On June 9, 2008, the Company entered into a six month consulting agreement with Hidell-Eyster International Inc. for strategic planning and the continued development and marketing of the PureSafe product. The agreement provides for a fixed fee of $90,000, plus out of pocket expenses, and is payable at $15,000 per month.

NOTE 11: SUBSEQUENT EVENTS AND OTHER ITEMS.

The Board of Directors of the Company (the “Board”) approved an equity incentive plan, the Water Chef, Inc. 2008 Equity Incentive Plan, subject to stockholder approval.  The purpose of the 2008 plan is to enable the Company to attract and retain highly qualified personnel. Stockholder approval is being sought at the Company’s annual meeting of stockholders scheduled for November 20, 2008.

The Board has approved, subject to stockholder approval, an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Common Stock to 450 million from 340 million. Stockholder approval is being sought at the Company’s annual meeting of stockholders scheduled for November 20, 2008.

The Board has approved, subject to stockholder approval, an amendment to the Company’s Certificate of Incorporation to change the name of the Company to “PureSafe Water Systems Inc.” Stockholder approval is being sought at the Company’s annual meeting of stockholders scheduled for November 20, 2008.

In October 2008, the Company’s Chief Executive Officer and the Chief Financial Officer each made loans of $50,000 to the Company. The loans pay simple interest at the rate of 10% per annum and are due upon demand. These loans carry an option that would entitle the lenders to convert the amount due the lenders under the loans into Common Stock at a conversion price equal to $0.039 per share.

In October, the Company wrote off $156,647 outstanding payables owed to a service provider per the mutual release and agreement entered into on October 24, 2008 between Water Chef and such provider.  The Company recorded the transaction as gain on settlement of debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Comment

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited financial statements and related notes at and for the year ended December 31, 2007 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “should,” “intend,” “estimate,” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

•	the Company’s ability to raise capital to finance its research and development and operations, when needed and on terms advantageous to the Company;
•	the Company’s ability to manage growth, profitability and marketability of the Company’s products;
•	general economic and business conditions;
•
the effect on the Company’s business of recent credit-tightening throughout the United States and the world, especially with respect to federal, state, local and foreign government procurement agencies, as well as quasi-public, charitable and private emergency response organizations;

•
the effect on the Company’s business of recently reported losses within the financial, banking and other industries and the effect of such losses on the income and financial condition of the Company’s potential clients;

•	the impact of developments and competition within the industries in which the Company intends to compete
•	adverse results of any legal proceedings;
•
the impact of current, pending or future legislation and regulation on water safety, including, but not limited to, changes in zoning and environmental laws and regulations within the Company’s target areas of operations;

•	the Company’s ability to maintain and enter into relationships with suppliers, vendors and contractors of acceptable quality of goods and services on terms advantageous to the Company;
•	the volatility of the Company’s operating results and financial condition;
•	the Company’s ability to attract and retain qualified senior management personnel; and
•	the other risks and uncertainties detailed in this Form 10-Q and, from time to time, in the Company’s other filings with the SEC.

Readers of this Quarterly Report on Form 10-Q should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those provided in forward-looking statements.  Readers should not place undue reliance on forward-looking statements contained in this Form 10-Q.  The Company does not undertake any obligation to publicly update or revise any forward-looking statements the Company may make in this Form 10-Q or elsewhere, whether as a result of new information, future events or otherwise.

Results of Operations

Sales.  The Company recorded zero sales for the three and nine months ended September 30, 2008 and 2007.

Until the fourth quarter of 2001, the Company was engaged in the manufacture and marketing of water coolers and water purification and filtration products.  In the fourth quarter of 2001, such business was sold so that the Company could concentrate on the further development, manufacturing, and marketing of a patented line of “PureSafe” water purification systems.  In 2007, new management made a strategic decision that the existing PureSafe system had not produced any significant sales.  New management further recognized that the existing unit required significantly more engineering.  In 2007, the Company signed a contract with Bircon Ltd., an Israeli-based engineering consulting company, to design the Company’s new “PureSafe First Response Water Station” (the “PureSafe product”) line of water decontamination systems.  The Company believes the PureSafe product will result in the Company’s first significant sales since 2001.  The Company currently expects to recognize the first sales of the PureSafe product in the first quarter of 2009.  The Company will cease being a development stage enterprise at the time of the Company’s recognition of significant revenue from the sale of the PureSafe product.

The PureSafe product utilizes  an extension of the Company’s patented technology and incorporates additional purification techniques in a mobile, trailerable and self-contained unit.  This simple, reliable system is designed to provide clean, potable water in all situations requiring immediate response.  In June 2008, the Company signed a six-month consulting agreement with Hidell-Eyster International.  Under the agreement, Hidell-Eyster will assist the Company in regulatory and licensing issues, strategic planning, marketing, quality assurance, manufacturing, logistics, financial planning, monitoring of water testing and sales and distribution.

Cost of sales.  The Company recorded zero cost of sales for the three months ended September 30, 2008 and 2007; Cost of sales for the nine months period ended September 30, 2008 and 2007 was $0 and $23,000, respectively. In 2007, the Company paid $23,000 to Davis Water Products, manufacturer of the Company’s then PureSafe Water Station for the storage fee for one unit and manufacturing overhead for three units that the Company commissioned Davis Water Products to produce.  The Company, following  a number of experts’ opinions and advice on the quality of the system, terminated the production and relationship with Davis Water Products in April 2007.  The Company has no further obligation to Davis Water Products.

Selling, general and administrative.  The Company incurred selling, general and administrative expenses for the three months ended September 30, 2008 of $477,604 compared to $346,873 for the 2007 comparable period, a increase of $130,731 or 38%.  A more detailed analysis showed the following items were the main contribution for the change on the professional fees which includes legal fees, audit fees and accounting fees for the three months ended September 30, 2008 was $23,720 compared $105,089 in 2007, a $81,369, or 77% decrease.  During the three months ended September 30, 2007, the Company consummated a number of debt/equity financing transactions that incurred substantial legal and accounting cost.  There were no similar financing transactions in the comparable period of 2008.  Marketing expense was $53,171 for the three months ended September 30, 2008 compared $2,000 in 2007, a $51,171 or 2559% increase.  The increase of marketing expense was primarily due to (a) the decision to focus on the development of a business and marketing plan for the PureSafe product and (b) the retention of Hidell-Eyster International, a consulting firm, in June 2008 to assist the Company in developing such a business and marketing plan.  Rental expense was increased by $11,324 from $13,753 in 2007 to $25,077 in 2008, a 82% increase.  The increase of rent was due to (x) the Company moving to a larger facility in the third quarter of 2008 in anticipation of the Company commencing commercial operations of the PureSafe product and (y) the Company incurring additional rent expense in 2008 for an Israeli office being subleased from Bircon Ltd., the entity assisting the Company in the development of the PureSafe product.  The lease for the Israeli office is on an oral, month to month basis.  Salary expenses, including deferred compensation, for the three months ended September 30, 2008 was $82,134 compared with $37,500 incurred in the same period of 2007, a $44,634 or 119% increase.  The increase was due to the hiring of chief financial officer and controller in the third quarter and fourth quarter of 2007, respectively.  Stock based compensation expense for the three months ended September 30, 2008 was $149,504 compared with $46,539 incurred in the same period of 2007, a $102,965 or 221% increase, reflects the fair market value of 2,150,000 shares of company’s common stock awarded to various parties, including the Chief Executive Officer and Chief Financial Officer of the Company, during the three month period. The factors that influence the total stock based compensation include the number of shares granted and the market price on the date of the grant.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $1,449,019 compared to $1,267,128 for the same period in 2007, an increase of $181,891 or 14%.  Main contributors to such increase include the following: audit fees for the nine months ended September 2008 was $144,760 compared $107,000 in 2007, a $37,760 or 35% increase; auto expenses for the nine months ended September 2008 was $11,153 compared to $2,525 in 2007, an $8,628 or 342% increase, relating to rental of autos for executives and increased travel by the Company’s consultants.  Consulting fees increased by $61,607, or 56%, from $109,100 to $170,707 between the comparable none-month periods due to (a) one-time consulting fee paid to a firm to conduct Sarbane-Oxley compliance review in the first quarter of 2008 and (b) the hiring of a director of production in August 2008.  Insurance expenses for the nine months ended September 2008 was $34,200 compared $44,782 in 2007, a $10,582 or 24% decrease.  The decrease of insurance resulted from a decrease in the Company’s portion of the total health insurance premiums for the Company’s employees.  The Company dropped a secondary health insurance policy in 2008 that was in force in 2007.  Office expenses increased by $8,900 in the first nine months of 2008 compared with the same period in 2007. The reason for the increase was mainly due to the addition of staff and increased general office activities. Marketing expenses for the nine months ended September 30, 2008 was $76,292 compared $2,000 in 2007, a $74,292 or 3715% increase.  The increase of marketing expense was primarily due to (a) the decision to focus on the development of a business and marketing plan for the PureSafe product and (b) the retention of Hidell-Eyster International, a consulting firm, in June 2008 to assist the Company in developing such a business and marketing plan.  Rent expenses for the nine months ended September 2008 was $66,743 compared $33,403 in 2007, a $33,340 or100% increase.  The increase of rent was due to the fact that (x) the Company is paying more rent for a much larger facility in the first nine months of 2008 comparing with the rent paid for the office we occupied in the same period of 2007, (y) from the fourth quarter of 2007 until the end of the second quarter of 2008, the Company was paying rent for a facility located in Connecticut that was used as the Company’s sales office and showroom, and (z) the Company was incurring additional rent expense in 2008 for an Israeli office being subleased from Bircon Ltd.  Salary expenses, including deferred compensation for the nine months ended September 30, 2008 was $246,067 compared with $155,383 incurred in the same period of 2007, a $90,684 or 58% increase.  The increase was due to the hiring of chief financial officer and controller in the third quarter and fourth quarter of 2007.  Stock based compensation expense for the nine months ended September 30, 2008 was $387,691 compared with $550,377 incurred in the same period of 2007, a $162,686 or 30% decrease.  The average price for the Company’s common stock in the nine month period ended September 2008 was substantially lower compared with the same period of 2007.  This  decrease in the market price of the Company’s common stock was the main contributor for the overall decrease of stock based compensation in 2008 even though the Company granted more shares to various party in 2008 compared to 2007.  The factors that influence the total stock based compensation include the number of shares granted during the period and the market value for the securities granted on the date of the grant.

Research and development for the three months ended September 30, 2008 and 2007 was $90,062 and $75,000, respectively; and, for the nine months ended September 30, 2008 and 2007 was $255,987 and $75,000, respectively.  The $180,987 or 241% increase in research and development expenses was the result of management’s decision in third quarter of 2007 to retain Bircon Ltd., an Israeli-based engineering consulting company to design the Company’s new line of water decontamination systems to replace the then existing model, following expert opinions that the old model needed major reengineering.

Interest expense (non-conversion related) for the three months ended September 30, 2008 and 2007 was $7,282 and $38,057, respectively.  The $30,775 or 81% decrease in interest expense mainly was  the result of retiring and conversion of several promissory notes, resulting in no further accruing of interest in the third quarter of 2008.  For the nine months period ended September 30, 2008 and 2007 interest expense (non-conversion related) was $78,507 and $177,257, respectively.  The main factors causing the $98,750 or 56% decrease of interest expenses for the nine month comparable periods were (a) the conversion of a promissory note in the principal amount of $50,000 that was accruing 10% simple interest until its conversion in January 2008, (b) the retiring of a promissory note in the principal amount of $200,000 that was repaid in July 2008, and (c) the settlement of a then existing debt in the amount of $400,000 that resulted in no further accruing of interest effective October 2007.

The conversion related interest expense for the three months ended September 30, 2008 and 2007 was $0 and $22,550, respectively; for the nine months ended September 30, 2008 and 2007 were $0 and $135,000, respectively.  All loan discounts were amortized fully in 2007.  There were no new financial transactions that resulted in the accrual of a loan discount in the first nine months of 2008.

In the first quarter of 2008, the Company issued 1,250,000 shares of the common stock par value $0.001 (the “Common Stock”), of the Company to a note holder to retire $276,467 of outstanding debt.  The fair market value of 1,250,000 shares of common stock on the issuance date was $50,000.   The Company recognized a one-time gain on discharge of debt of $226,467.

Change in fair value of warrants and embedded conversion option for the three months ended September 30, 2008 and 2007 were ($733,200) and ($270,800), respectively; for nine months ended September 30, 2008 and 2007 such change in fair value was ($28,000) and ($252,400), respectively.  The decrease in fair value of warrants and embedded conversion option in 2008 primarily resulted from the decreased fair value of the Common Stock during the third quarter period of 2008.

The warrants and the embedded conversion options are recorded as derivative liabilities at their fair market value, in accordance with EITF issue No. 00-19, and marked to market through earnings at the end of each reporting period.  The downward fluctuation in the three months ended September 30, of 2008 significantly decreased the liability the Company reports on all outstanding warrants and instruments of the Company that carry embedded conversion options.

For all the above-stated reasons, the net income (loss) for three months ended September 30, 2008 and 2007 was $158,252 and ($211,680), respectively; and the net (loss) for nine months ended September 30, 2008 and 2007 was ($1,529,046) and ($1,425,535), respectively.

Liquidity and Capital Resources

At September 30, 2008, the Company had a working capital deficit of approximately $1,811,000. The Company recorded $158,252 of net income for the third quarter of 2008, but such net income was primarily due changes in the fair value of outstanding detachable warrants, options and embedded conversion options liabilities.  Absent fluctuations due to market to market changes in the Company’s outstanding detachable warrants, options and embedded conversion option liabilities, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $29,886,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company plans to raise an additional $10 million in the next twelve months to fund the completion of the PureSafe product prototype, launch a marketing program for the PureSafe product, establish a sales and marketing network, start production and build inventory units of the PureSafe product and provide working capital for the Company.  No assurance that such financing will be available on terms advantageous to the Company, or at all.  The Company anticipates that by the first quarter of 2009, the Company will be fully commercially operational and cease to be a development stage entity. However, should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain of its operational activities. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, the Company is evaluating the implications of SFAS 161 and its impact on the Company’s condensed financial statements has not yet been determined.

In April 2008, FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company believes that the implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes the implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company believes the implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

In October 2008, FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The Company is currently in development stage as defined by SFAS No. 7.  The following is a list of what we believe are the most critical estimations that we make when preparing our financial statements.

Stock-Based Compensation

The Company reports stock based compensation under Statements of Financial Accounting Standards (“SFAS”) No. 123R (“123R”) “Share Based Payment.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”), which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

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

The Company has issued equity instruments in the past to raise capital and as a means of compensation to employees and for the settlement of debt.

Derivative Financial Instruments

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature which provided for a conversion of the convertible promissory notes into shares of the Company’s common stock at a rate which was determined to be variable. The Company determined that the conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of issuing the convertible promissory notes, the Company was required to reclassify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of the instruments at each balance sheet date. If the classification required under EITF Issue No. 00-19 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Registration Payment Arrangements

The Company accounts for registration rights agreements in accordance with FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.

Income taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses.”

The Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Reference is hereby made to Item 3 of the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008 (Commission File No.: 0-5418), and to the references made in such Item, for a discussion of all material pending legal proceedings to which the Company is a party.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Effective July 25, 2008, the Company sold 1,369,863 shares of Common Stock and warrants to purchase an additional 273,973 shares of Common Stock to one investor for gross proceeds of $100,000.

Effective September 18, 2008, the Company issued 1,000,000 shares of Common Stock to Leslie J. Kessler, President, Chief Executive Officer and a director of the Company.  The Company incurred stock base compensation charge of $50,000  in connection with such stock issuance.

Effective September 18, 2008, the Company issued 1,000,000 shares of Common Stock to Terry Lazar, Chief Financial Officer and a director of the Company.  The Company incurred stock base compensation charge of $50,000 in connection with such stock issuance.

Effective September 18, 2008, the Company issued 100,000 shares of Common Stock to an outside consultant who serves as the Company’s director of production.  The Company incurred stock base compensation charge of $5,000 in connection with such stock issuance.

Effective September 18, 2008, the Company issued 50,000 shares of Common Stock to an employee.  The Company incurred stock base compensation charge of $2,500 in connection with such stock issuance.

The Company believes the issuances of the securities noted in this Item 2 were each exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act’), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the subject issuance was a transaction not involving any public offering.

Item 3.       Defaults Upon Senior Securities.

None

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

None

Item 6.       Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description
10.1
Consulting Agreement, dated as of June 6, 2008, by and between Water Chef, Inc., and Hidell-Eyster International.  [Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 19, 2008.]

10.2
Form of Stock Subscription Agreement utilized in the sale of common stock and warrants from October 26, 2007 through July 18, 2008.  [Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 19, 2008.]

10.3
Form of  Warrant issued to investors in connection with the  sale of common stock and warrants from October 26, 207 through July 18, 2008.  [Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 19, 2008.]

10.4
Letter Agreement, dated August 18, 2008, between Water Chef, Inc. and Leslie J. Kessler. [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: August 18, 2008), filed with the Commission on August 18, 2008.]

10.5
Letter Agreement, dated August 18, 2008, between Water Chef, Inc. and Terry R. Lazar.  [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: August 18, 2008), filed with the Commission on August 18, 2008.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	Water Chef, Inc.

By:
Leslie J. Kessler
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

By:
Terry R. Kessler
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)