Form 10-K
period 2008-12-31
PureSafe Water Systems, Inc.
filed 2009-04-15
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30544

PureSafe Water Systems, Inc.
(Name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Fairchild Avenue - Suite 250, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (516) 208-8250

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Redeemable Common Stock Purchase Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐  Yes     ☒  No

Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes     ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the closing sale price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $16,769,119, assuming that all stockholders, other than executive officers, directors and 5% stockholders of the registrant, are non-affiliates.

As of April 8, 2009, 252,702,714 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refers to PureSafe Water Systems, Inc., f/k/a Water Chef, Inc.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate” “expect,” “hope,” “intend,” “may,” “plan,” “potential,” “product,” “seek,” “should,” “will,” “would” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

•	our ability to raise capital to finance our research and development and operations, when needed and on terms advantageous to us;
•	our ability to manage growth, profitability and marketability of our products;
•	general economic and business conditions;
•
the effect on our business of recent credit-tightening throughout the United States and the world, especially with respect to federal, state, local and foreign government procurement agencies, as well as quasi-public, charitable and private emergency response organizations;

•	the effect on our business of recently reported losses within the financial, banking and other industries and the effect of such losses on the income and financial condition of our potential clients;
•	the impact of developments and competition within the industries in which we intend to compete
•	adverse results of any legal proceedings;
•
the impact of current, pending or future legislation and regulation on water safety, including, but not limited to, changes in zoning and environmental laws and regulations within our target areas of operations;

•	our ability to maintain and enter into relationships with suppliers, vendors and contractors of acceptable quality of goods and services on terms advantageous to us;
•	the volatility of our operating results and financial condition;
•	our ability to attract and retain qualified senior management personnel; and
•	the other risks and uncertainties detailed in this Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers of this Annual Report on Form 10-K should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements.  Readers should not place undue reliance on forward-looking statements contained in this Form 10-K.  We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-K or elsewhere, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

Organizational Structure

Our company was incorporated in Delaware in 1987.  Our business predecessor was incorporated in Arizona in 1985.  In 1993, our business predecessor, then known as Auto Swap, U.S.A., Inc., merged with and into our company, although the business predecessor was treated as the surviving corporation for accounting purposes.  Following the effectiveness of such merger, the surviving corporation changed its name to “Water Chef, Inc. and began operating the businesses previously conducted by the business predecessor, the manufacture and marketing of water coolers and filters.  The manufacture and marketing of water coolers and filters constituted a substantial part of our business from 1993 until the fourth quarter of 2001, at which time such operations were sold and we began concentrating on the further development, manufacturing and marketing of a patented line of water purification systems.  In 2007, we signed a contract with Bircon Ltd., an Israeli-based engineering consulting company (“Bircon”), to design our “PureSafe™ First Response Water System” line of mobile water decontamination and purification systems (the “PureSafe FRWS”).  In 2008, we changed our name to “PureSafe Water Systems, Inc.”

We have generated nominal revenues since we sold our water coolers and filters operations.  Accordingly, we are deemed for accounting purposes to be a development stage enterprise since January 1, 2002 and are subject to a number of risks similar to those of other companies in an early stage of development.  The accompanying financial statements have been prepared assuming our company will continue as a going concern.  We believe the PureSafe FRWS will be the product line by which we will generate our first significant sales since 2001.  Upon generating significant sales, we will cease being deemed a development stage enterprise.

Products

In 1998, searching for a “killer application,” our management focused on the worldwide need for safe drinking water for populations who are not served by municipal water treatment facilities, or are served by municipal systems that have malfunctioned because of improper maintenance or faulty design.  The result of that activity was the development of the PureSafe Water Station, a turn-key unit that converts “gray,” or bathing grade, water into EPA grade drinking water.  The PureSafe Water Station was designed to eliminate all living pathogens that pollute non-processed water (e.g., bacteria, cysts, viruses, parasites, etc.) at an affordable cost for the emerging economies of the world.

From 1998 to 2007, we continued to concentrate our efforts on the further development, manufacturing and marketing of the PureSafe Water Station.

While the PureSafe Water Station gained considerable attention and received appropriate approvals by various governmental and non-governmental agencies, it became clear to our management that the economics of the PureSafe Water Station, primarily the power requirements to operate the unit, made sales much more difficult than anticipated.  In addition, prior management found it difficult to penetrate markets in third world countries.

In 2007, new management made a strategic decision that the Pure Safe Water Station was not a viable product that could produce significant sales revenues.  Our management recognized that the existing unit required significantly more engineering.  In 2007, new management signed a contract with Bircon to design our new PureSafe FRWS product line.

The PureSafe FRWS is designed as a rapid deployment water treatment and bottling system providing immediate drinking water to emergency first responders from almost any source of raw water.  The PureSafe FRWS also is intended to provide drinking water to the immediately affected population of a disaster on a short term basis.

The PureSafe FRWS utilizes our patent pending technology  which is comprised of a water extraction boom that extracts water from streams, ponds, pools of floodwater or a failed municipal distribution system.  The extracted water is then treated by the application of advanced water treatment technologies which employ multiple stage filtration, multiple stage sanitation (including ozone, chlorine and ultraviolet purification techniques), reverse osmosis membranes, mineralization and final polishing to meet the standard drinking water requirements of the U.S. Environmental Protection Agency (the “EPA”).  The system provides redundancy at the filtration and sanitation stations and on site bottling of drinking water. Key components utilized in the system are manufactured by others and are NSF International certified. The overall PureSafe FRWS will require NSF certification as an integrated system.  NSF Internationl, a not-for-profit, non-governmental organization, is a world leader in standards development,  product certification, education and risk-management for public health and safety.  Focusing on food, water, indoor air and the environment, NSF International develops national standards, provides learning opportunities and providies third-party conformity assessment services.  A basic system provide up to 10,000 gallons of drinking water, enough to provide water to 10,000 people per day.

In addition to its drinking water supply capability, the PureSafe FRWS is being designed to have an add-on module to serve as a mobile decontamination unit (the “DECON Module”).  The DECON Module was added, after a review of the competitive market, as a means to further distinguish the PureSafe FRWS from competitors.  The DECON Module is capable of decontaminating first responder personnel exposed to biological agents, fuel or other contaminants.  The DECON Module sprays the exposed individual with high concentrations of ozonated water or water containing solvents or surfactants to remove the contaminants.  The DECON Module consists of various chemical and water injectors that stream the decontaminants through a shower or spray head and a waste water collection/recovery pan where the decontaminants are stored or returned to the PureSafe FRWS for treatment and reuse.

Manufacturing

The Company plans to contract out the manufacturing process to sub-contractors who have not yet been identified.  In the future the Company may permit licensing agreements for manufacturing in other parts of the world.

Raw Materials

The PureSafe FRWS system has been designed to utilize readily available off-the-shelf components and sub-systems.  Sub-systems and components are available from multiple manufacturers.  Therefore, we do not believe that obtaining raw materials will be difficult once manufacturing commences.

Competition

We have identified the need for providing potable drinking water during emergencies as a market segment that requires solutions which we can provide.  We believe that dramatic changes in weather patterns, global warming and failing water infrastructures, provide an opportunity for our company to exploit the marketplace by providing rapidly deployable units to areas where populations require potable drinking water quickly. Populations that have little mobility because of infrastructure failures need drinking water immediately to sustain life.  It is anticipated that individual PureSafe FRWS units will be delivered by its owners to areas where the populations are clustered so that potable drinking water in disinfected portable containers can be provided in an efficient manner.

This is a far different market than that addressed by a large segment of the industry which has concentrated on the multi-billion dollar municipal water treatment sector, or the equally large residential sector.  The municipal solution requires significant investment for infrastructure development (e.g., building plants and laying miles of distribution pipes).  Products for residential markets do not offer the performance or features to meet the needs of the first response market or the needs of the underdeveloped nations of the world.

We have identified the following companies which manufacture water treatment equipment products.  We believe that these entities represent the major competitors in the water treatment industry.

•
Nirosoft – Israeli-based, privately owned company established in 1990 that specializes in the design, manufacture, installation, operation and maintenance of advanced water and waste water treatment systems and services for fixed and mobile applications.  According to Nirosoft, Nirosoft has produced and sold over 350 trailers to mostly third world countries in which the cost of the trailers was paid for by the United Nations and other relief agencies.

•
Global Water Group – US-based, Global Water Group is a manufacturer of water purification, waste water processing and waste water-effluent recycling equipment for municipalities, military, disaster relief agencies, industry, remote villages, homes and new residential and industrial developments.  Since 1990, Global has specialized in mobile, self-contained and fixed-based water purification systems for disaster relief and military use.

•
LifeKeeper – Sweden-based, LifeKeeper provides compact disaster relief equipment which provides electricity, water to drink and water for disinfection and sanitation.  The smallest unit is capable of supplying emergency drinking water for 300 people on a daily basis.

•
General Electric/Zenon – Zenon is the brand name used by the GE Water & Process Technologies unit of GE Infrastructure, a global supplier of water treatment, waste water treatment and process systems solutions.  For emergency water treatment or temporary mobile water filtration needs, Zenon offers a line of containerized membrane systems.

•
Tesla/Viwa – Czech Republic-based company that offers a branded automatic mobile drinking water treatment plant designed as a provisional source of drinking water.  The unit represents an integrated system, installed in a modified twenty-foot ISO-1C container, with a capacity of 5,000 liters per hour.

In all cases reviewed, most of these potential competitors do not maintain an inventory of units for immediate shipment, do not have flexible business models, do not have decontamination abilities, do not provide a water bottling station and can not provide units in less than eight weeks after orders are placed.  In addition, most of the potential competitors’ units were very limited in the types of water that they could treat successfully in emergency applications; only the very large units could handle contaminated water sources effectively.  The competitors’ units also were not designed to be portable and self contained or secure, in most instances.  The smaller units were generally “skid” mounted and not on trailers, while the larger units were on 50-foot trailers and not easily mobile for emergency first responder use.  In most instances, the competitors’ units could not be easily airlifted and dropped into strategic areas.  None of the units produced by these competitors were focused on first responder use.  Competitive units with specific reference to bottle washing and filling, portable by airlifting, trailer towing or on boats do not exist in the market, according to the research conducted on our behalf by Hidell-Eyster International.  In addition, our patented water extraction boom is a sophisticated particulate processor that prevents blockages from objects floating in floodwater from occurring in the extraction boom, a detriment, we believe, to the potential competitors’’ products.

For these reasons, we believe the combined capability of water decontamination and delivery system of our PureSafe FRWS is unique to the market.

The markets in which we intend to operate are highly competitive with respect to performance, quality and price.  We anticipate that we will directly compete with those competitors which we identified above, as well as with other local, regional and water treatment service and equipment providers.  In the future, we also may face further competition from new market entrants and possible alliances between existing competitors.  Some of our competitors have, or may have, greater financial, marketing and other resources than we have.  As a result, competitors may be able to respond more quickly to new or emerging trends and changes in technology, benefit from greater purchasing economies, offer more aggressive pricing to customers or devote greater resources to the promotion of their products than we are capable of accomplishing.  There can be no assurance that we will be able to successfully compete in the future with such competitors.  The failure to successfully compete could have an adverse effect on our operating results.

Marketing

According to studies performed by the World Health Organization (WHO) and the United Nations, major parts of Africa, the Middle East, Southeast Asia, the Indian sub-continent, Latin and South America, the Caribbean and much of Eastern Europe is in need of adequate supplies of pure water.  Parts of Florida, Georgia and other regions in the United States have also reported fresh water deficiencies.  Solving this problem has been a question of applying appropriate technology to decontaminate water and deliver pure potable drinking water to the affected area.

We believe that there are clearly two distinct markets, each requiring a different sub-set of marketing skills:

•	The Domestic US market. The entry into the US market will be our primary target during the first year of production of the PureSafe FRWS.

•	International Markets. The entry into foreign markets will require strategic partnerships with well established companies.

The United States domestic marketing program will focus on the primary needs of first responders, such as federal, state and local agencies entrusted with first response challenges during times of both national and man-made disasters, as well as potential terrorist attacks.

Governmental organizations that are involved in first response situations include the Homeland Security Agency, the Armed Forces, National Guard, municipalities, fire departments, the Red Cross and other emergency and health care agencies.

The market for our products also includes secondary markets, such as condominium developments, universities, hospitals, hotels, nursing homes, assisted living facilities or any private user that is concerned about the availability of pure, safe potable drinking water in times of natural or man-made disasters.

The international market includes governments who need to address the same needs as the United States domestic market.

Our management understands that, to be successful, we will need to create an effective sales organization to promote our brand and product attributes through a variety of outlets and formats with clear branding messages.  With this in mind, our marketing plan is based on the following key components:

•	Strategic Alliances – We intend to enter into strategic alliances with special advisors and organizations already integrated in the water industry both domestically and internationally.

•
Direct Marketing and Sales – We intend to assemble a highly qualified sales organization and representatives in the United States and Israel to market directly to local municipalities, first responders, national public emergency management agencies and military organizations that are responsible for first response emergency situations, including those involved in planning emergency preparedness plans.

•	Advertising – We plan to advertise in a number of leading trade magazines, such as Fire Chief, Fire House, SIGNAL Magazine,Homeland First Response, Journal and Disaster Management and Response.

•
Trade Show Participations –We plan to participate in key industry trade shows in the United States, Israel, Europe and other regions throughout the world.  We also plan to participate in Federal Emergency Management Agency (FEMA) and first responders conferences in the United States.

•
Onsite Demonstration – We plan to conduct onsite demonstrations with potential clients as required and when feasible.  We anticipate having fully functioning demonstration units available for demonstration in the United States by September 1, 2009

•
Web Based Marketing – We will utilize pay-per-click as well as natural Search Engine Optimization (SEO) optimization techniques to generate traffic to our website, www.puresafewatersystems.com.  We also plan to publish our website address in our public relations campaigns.  This strategy is expected to generate leads from potential clients for follow up by our direct sales organization.  The contents of our website do not constitute a part of this Annual Report on Form 10-K.

•
Clear Branding Message – We plan to convey clear differentiating brand marketing messages to highlight our brand and product attributes on our website and in our promotional campaigns.  The marketing messages will be designed for decision makers in our targeted markets.

•
Public and Investor Relations Campaign – We plan to implement an active public and investor relations campaign as part of our over-all marketing plan.  We recognize that a well coordinated public relations campaign is as valuable as or more valuable than paid advertising in a disorganized campaign.

Intellectual Property

The Company filed for U.S. patent protection for the PureSafe FRWS on April 9, 2008 and this patent application is currently pending.

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.  In addition, the laws of some foreign countries do not protect intellectual proprietary intellectual rights to as great an extent as do the laws of the United States.  Monitoring and identifying unauthorized use of broadly disseminated products is difficult.

There can be no assurance that our means of protecting our intellectual property rights will be adequate or that our competitors will not independently develop similar technology or duplicate our products or design around our patents or other intellectual property rights.  Further, there also can be no assurance that any issued patent will provide us with any competitive advantages.

We are not aware that the PureSafe FRWS materially infringes upon the proprietary rights of third parties.  There can be no assurance, however, that third parties will not claim such infringement by us.  Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or might require us to enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available on terms acceptable to us.

Litigation may be necessary to protect our proprietary technology.  Our competitors and potential competitors may resort to litigation as a means of competition.  Such litigation may be time consuming, costly and expose us to new claims that we may not have anticipated.  Although patent and intellectual property disputes have often been settled through licensing, cross-licensing or similar arrangements, costs associated with such arrangements may be substantial, if they may be obtained at all.  Any litigation involving us, whether as plaintiff or defendant, regardless of the outcome, may result in substantial costs and expenses to us and cause a significant diversion of effort by our technical and management personnel.  In addition, there can be no assurance that litigation, instituted either by or against us, will not be necessary to resolve issues that may arise from time to time in the future with other competitors.  Any such litigation could have a material adverse effect upon our business, operating results and financial condition.  In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology, obtain licenses to the technology which is the subject of the litigation on terms not advantageous to us, pay damages, and/or cease the use of any infringing technology.  There can be no assurance that we would have available funds sufficient to satisfy any cash awards.

Seasonality

The Company does not expect that the sales of the PureSafe FRWS will have some level of fluctuation due to seasonality of water trauma events such as hurricanes, tornados, tsunamis, storms, flooding or other natural or man-made disasters. Preparedness requires a readiness to address disasters prior to their occurrence. We do not view seasonality as an issue with respect to international markets.

Research and Development

The original design of the PureSafe FRWS was conducted under the supervision of Gil Tenne, President of Bircon. Ongoing research and development is being conducted as a team effort, which includes an engineer and hydrologist from Hidell Eyster International, Gil Tenne, and Alphonse Wolter, our Director of Production.

On December 14, 2007, the Company entered into an agreement for services involving the research and development of its product with Bircon, Ltd., an Israeli based company.  Under the agreement, Gil Tenne, the President of Bircon will serve as our Director of Research and Development, Design and Engineering. The agreement provides for consideration of $5,000 per month and currently is scheduled to terminate on December 31, 2009.  In addition, we granted Bircon warrants to purchse 3 million shares of our common stock. The warrants are exercisable at $0.054 per share, have a term of four years and vest over three years. The warrants were initially valued at approximately $80,600 utilizing the Black Scholes option pricing model and is being charged to operations over the vesting period.

Hidell-Eyster International Inc., a consulting company with whom  we entered into a six-month agreement on June 9, 2008, is providing strategic planning, product modification, and the continued development and marketing services of the PureSafe FRWS.  The agreement provides for a fixed fee of $90,000 plus out of pocket expenses, payable at $15,000 per month.  We have has incurred a charge of approximately $105,000, which has been included on the statement of operations as part of consulting fees and marketing expenses.  The agreement expired in December 2008. We continue to use the services of the consultant on a month to month basis.

On August 6, 2008, we entered into a six month consulting agreement with Designs and Project Development Corp. (“D&P) for planning and continued development of the PureSafe FRWS.  Under the agreement, the President of D&P, Al Wolter is to serve as our Director of Production.  The agreement provides for a fixed fee of $6,667 per month, plus reimbursement of expenses.  In addition to the fixed fee, we issued to D&P 100,000 shares of our common stock, valued at $5,000, and warrants to purchase an additional 250,000 shares of our common stock at $0.058 per share was granted to D&P’s president.  We recorded total a $13,100 stock-based compensation in connection with this transaction.  We have incurred a charge of approximately $67,000, which has been included on the statement of operations as part of research and development.

As of February 26, 2009, the aggregate cost of the design, prototyping and development of the PureSafe FRWS has been in excess of $705,000.

Insurance

The Company maintains a $ 4 million general business liability policy.We believe such insurance coverage to be adequate for its current requirements.  No assurance can be given that adequate insurance coverage, at reasonable cost or otherwise, will be available in the future.

Employees

As of April 8, 2009, we employed two executive officers, one full time administrative employee and one part time administrative employee in its headquarters.

We believe there are a sufficient number of qualified personnel available both for the marketing and sales function, administrative requirements and for our sub-contractor for production.   The Company has no collective bargaining agreement with any of its employees.

Item 1A.	Risk Factors.

Disclosure under Item 1A is not required of smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

Disclosure under Item 1B is not required of smaller reporting companies.

Item 2.	Properties.

We currently maintain our principal place of business at 25 Fairchild Avenue - Suite 250, Plainview, NY 11803 under a 7-year lease expiring in April 2015.  The lease calls for a monthly base rent of $5,000 through April 2009 with annual increases in the monthly base rent.  We are required to pay for all applicable utilities, maintenance costs and real estate taxes, which averaged approximately $1,700 per month during the period in 2008 in which we occupied the premises.  The facility has 5,300 square feet in space and serves as our headquarters, executive offices, and showroom.

Item 3.	Legal Proceedings.

We may become a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position or results of operations.

In March 2007, a then director, John Clarke provided a $50,000 loan to our company.  The loan pays simple interest at the rate of 10% per annum and the principal was due to be paid on June 29, 2007.  The loan carries an option provision that entitles the former director to convert his debt to shares of our common stock if the principal was not paid on the due date.  The conversion price is the 50% of the average closing price of common stock over the three previous business days before demand for conversion is made.  The former director has made a demand for conversion, but the date of the demand is currently in question.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded over-the-counter and has been available for quotation on the OTC Bulletin Board (the “OTC BB”) under the trading symbol “WTER.OB” ..  The following table sets forth the range of high and low bid prices for our common stock for the periods indicated as derived from the Yahoo Finance website.  The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
Quarter Ended	Bid Price	Bid Price
March 31, 2007	$0.19	$0.01
June 30, 2007	0.13	0.10
September 30, 2007	0.12	0.06
December 31, 2007	0.09	0.02

March 31, 2008	0.14	0.03
June 30, 2008	0.11	0.08
September 30, 2008	0.08	0.04
December 31, 2008	0.05	0.02
March 31, 2009	0.05	0.02

Holders

As of April 8, 2009, we had 791 stockholders of record.  We estimate that there are approximately 2,000 beneficial holders of our common stock, based on information collected with respect to our annual meeting of stockholders held on November 20, 2008.

Dividends

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.  Dividends on our common stock are subordinated to dividends and liquidation rights of the holders of our outstanding Series A and Series D preferred stock and the rights of the holders of our outstanding Series F convertible preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2008 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	0	n/a	30,000,000

Equity compensation plans not approved by security holders	20,156,666	$0.0995	0

Total	20,156,666	$0.0995	30,000,000

As of December 31, 2008, we have granted  warrants and other rights to purchase a total of 20,156,666 shares or our common stock with average exercise price of $0.0995. These  warrants and other rights were granted to multiple individuals for various reasons such as reward for consulting services, incentive to retain highly desired staff and employee performance rewards.  The grant of each of such  warrants and other rights were approved by our board of directors.  All the warrants were approved by our board of the directors but were not approved by our security holders.

We have set forth below additional information concerning the material features of each grant of  warrants and other rights under a plan not approved by our security holders.  For purposes of this disclosure, the term “Plan” includes all individual agreements that provide for equity compensation and include all individual option agreements, warrants and other contract rights payable in equity.

Date of Grant/Issuance	Number of Warrants Granted	Exercise Price	Expiration Date	Name of Holder, if a Director or Executive Officer
05/24/06	1,250,000	$0.1500	05/24/09	J. John Clarke (former director)
05/24/06	4,000,000	0.1000	05/24/09	Leslie Kessler, Director, President & CEO
05/24/06	1,250,000	0.1500	05/24/09	Marshall Sterman (former director)
03/29/07	2,000,000	0.1100	03/29/10	Leslie Kessler, Director, President & CEO
03/29/07	2,000,000	0.1175	03/29/10	Consultant
05/16/07	2,000,000	0.1100	05/16/10	Consultant
05/23/07	1,100,000	0.1100	05/23/10	Ronald Hart (former director)
09/28/07	2,000,000	0.0700	09/28/10	Terry Lazar, Director and CFO
12/14/07	3,000,000	0.0540	12/14/11	Consultant
04/23/07	2,000,000	0.1100	04/23/10	Employee
02/12/08	(2,000,000) Cancellation	0.1100		Employee
02/12/08	666,666	0.1100	04/23/10	Employee
03/14/08	500,000	0.0667	03/14/11	Malcolm Hoenlein, director
04/16/08	45,000	0.0853	04/16/11	Special Advisor to the Board
04/16/08	45,000	0.0853	04/16/11	Special Advisor to the Board
07/30/08	50,000	0.0580	07/30/11	Employee
07/30/08	250,000	0.0580	07/30/11	Consultant

In November 2008, our stockholders approved our company’s 2008 Equity Incentive Plan (the “2008 Plan”).  The purposes of the 2008 Plan are (a) to enable our company to attract and retain highly qualified personnel who will contribute to our success, and (b) to provide incentives to participants in the 2008 Plan that are linked directly to increases in stockholder value which will therefore inure to the benefit of all of our stockholders.

The 2008 Plan provides for its administrator (i.e., our board of directors, or a committee of the board in which each member will be an independent director) to have full authority, in its discretion, to:
•	select the persons to whom awards will be granted,
•	grant awards,
•	determine the number of shares to be covered by each award,
•	determine the type, nature, amount, pricing, timing and other terms of each award, and
•	interpret, construe and implement the provisions of the 2008 Plan, including the authority to adopt rules and regulations.

Participation in the 2008 Plan is limited to our:
•	employees, including officers,
•	directors,
•	consultants and
•	advisors.

Under the 2008 Plan, we are authorized to award:
•	stock options,
•	stock bonuses,
•	restricted stock,
•	stock appreciation rights, commonly referred to as “SARs,”
•	performance grants and
•	other types of awards.

The total number of shares of our common stock reserved and available for grant and issuance pursuant to the 2008 Plan is 30 million.  As of December 31, 2008 and through April 8, 2009, no options, warrants, and rights were awarded under 2008 Plan.

Item 6.	Selected Financial Data.

Disclosure under Item 6 is not required of smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

We have completed production of a fully functional prototype of the PureSafe FRWS. The system has been tested for its capability to decontaminate and purify contaminated waters with a variety of contaminants. All bench tests have been successful. Tests were performed under the supervision of Thomas Brewer PH.D, hydrologist with Hidell Eyster. All test results were independently verified by an outside independent laboratory. Test results have been published and have been disclosed to the public.

We have entered into a Letter of Intent with Mekorot Development and Enterprise Ltd (“Mekorot D&E”), a wholly owned subsidiary of Mekorot National Water Company, the national water carrier of Israel, to create a working relationship with the goal of incorporating the PureSafe FRWS in the global water security initiative of Mekorot D&E.  Mekorot D&E, in turn, is seeking our help in marketing their water security program in the United States.

We have initiated discussion with various potential international partners concerning distribution and manufacturing rights.

We are seeking financing to move into the production stage for the PureSafe FRWS.

We also have begun to explore a joint venture relationship with a financial institution to provide lease financing for production units.  No assurance can be given that we will receive financing from any source or that such financing will be in a sufficient amount or on terms favorable to our company.  Any financing could have a dilutive effect to our then current stockholders.  Even if sufficient and on terms favorable to us, financing can not guaranty that we will generate revenues or be profitable at any time in the future.

Plan of Operations

Our plans for the next twelve months include:
•
The completion of 30 commercial PureSafe FRWS units, with full operational capability.  We believe that with acceptable levels of capital, 30 units can be produced of which 25 will be for sale and five will remain in inventory. The ramp up to full production capability of 80 units per month is targeted for the first quarter of 2010.

•	Filing of all required foreign patent applications for the PureSafe FRWS. We will identify all the potential markets in which we need patent protection.
•
Certification of the PureSafe FRWS by all applicable government and private entities.  The first two production units will be sent to the NSF for certification. Additional field testing will be performed on the units for durability and sustainability under harsh conditions.

•
Continuing capital raise with a total maximum target of $10 million, the amount of additional funds we believe is required for the next twelve months.  The capital raising process is an on-going endeavor, involving targeting individuals, private equity funds, foundations, and government sponsors.

•
Hiring a new Director of Sales.  We expect to hire an individual for such position by July 2009.  We anticipate that the individual hired will be a licensed engineer with strong experience in the water industry.

•
Initial penetration into target markets; we are participating in water industry conferences.  Our special advisors are contacting strategic potential customers and we are starting to identify strategic partners for selected international markets.

•
Locating special advisors as targeted resource personnel.  We expect to add special advisors to our management team that can help us penetrate specific markets, such as universities and hospitals. We already have quality access to the first response industry through a former Fire Chief of the New York City Fire Department.

•
Concluding agreements with strategic partners for international marketing and manufacturing.  We are identifying potential partners who have strong distribution capability, financial resources and market presence in selected countries. We plan to create joint venture partnerships with selected companies that will entail distribution rights, as well as manufacturing licensing.

•
Locating additional board members. We are seeking the addition of one director who can bring a level of professionalism, recognized success either in business or academia and an unquestionable level of ethical behavior.

•	Recognizing revenue produced by sales of PureSafe FRWS units. We believe that, as the production process moves in tandem with our marketing initiatives, we shall start to receive orders for the FRWS.
•
No assurance can be given that any of the above items will be completed during the next twelve months or at any time in the future. Further, completion of all of such items does not guaranty that we will generate any revenue or become profitable at any time in the future.

For the first two quarters of 2009, our main focus will be to produce PureSafe FRWS standardized commercial units, complete the certification process and initiate our marketing plan. We expect to recognize the first sales of the PureSafe FRWS by the end of the third quarter of 2009.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from the sale of PureSafe FRWS units.

The extent of these initiatives will be contingent upon the amount of capital raised.

Results of Operations

Revenues.  We recorded zero sales for the years ended December 31, 2008 and 2007.

Cost of goods sold.  Cost of goods sold for the years ended December 31, 2008 and 2007 were $0 and $23,000, respectively.  Even though we generated no sales in 2007, we incurred charges from January 2007 through April 2007 for storage space we rented from a manufacturer who was contracted to produce our old water station unit. We terminated the relationship with the sub-contractor in 2007.

Selling, general and administrative.  Selling, general and administrative expenses for the year ended December 31, 2008 was $1,909,982, compared to $1,356,895 for the 2007 fiscal year, an increase of $553,087 or 41% between the periods.  Legal fees incurred in 2008 was $100,971, compared to $164,555 in 2007.  The 39% decrease in legal fees is attributable to less legal services required in 2008.  Audit fees for 2008 was $177,260, compared to $120,500 for 2007.  Accounting fees increased by $22,520 or 82% from 2007 to 2008.  In 2008, our outside consultants spent more hours training our new controller, reviewing all transactions recorded by our controller and compiling our financial statements.  We expect the total accounting fees will decrease in 2009 as our controller gains more experience and knowledge of our operations.  Consulting services expenses in 2008 was $229,708, compared to $167,700 in 2007.  The 37% increase was primarily the result of the consulting fees paid to Bircon Ltd. for the PureSafe FRWS prototype project and consulting fees paid and accrued to retain the services of our Director of Production.  Office expenses increased $31,020 or 195% from $15,835 in 2007 to $46,855 in 2008.  In 2008, we incurred $19,337 in office expenses related to the 2008 annual shareholders’ meeting held in November.  Further, the volume of activities in general office functions increased compared with 2007.  Marketing expenses increased significantly.  Marketing expense in 2008 was $132,529 compared to $6,559 in 2007.  The main component of such 1920% increase in marketing expense relates to the $105,000 consulting fee paid to Hidell-Eyster International, Inc. (“HEI”).  On June 9, 2008, we signed an agreement with HEI to retain their services in the following areas: regulatory and licensing issues; marketing; quality assurance; manufacturing and logistics; financial planning and monitoring and sales and distribution.  We agreed to pay HEI a fixed fee of $15,000 per month plus approved out-of-pocket expenses.  We also incurred approximately $20,000 in various marketing projects, including preparation of a business plan and brochures.  Rent expense in 2008 was $85,833, compared to $44,791 in 2007.  The 92% rent increase is related to the increased rent at this new headquarters.  Total salaries paid and accrued in 2008 was $313,163, compared to $157,201 in 2007, an increase of $155,963 or 99%.  Salary increases are attributable to hiring a new Chief Financial Officer in September 2007 and a new Controller in October 2007.  Stock based compensation dropped from $636,926 in 2007 to $490,689 in 2008, a decrease of $146,227 or 23%.  The amount of warrants and shares we granted to various parties in 2008 were significantly less than 2007.  The average per share price of our common stock was approximately $.03 less in 2008 than the price in 2007.

Research and development.  Research and development expenses in 2008 was $270,405, compared to $435,363 in 2007, a decrease of $164,958 or 38%.  Most of the consulting fees, engineering fees, electrician fees, and cost of materials for the PureSafe FRWS prototype was incurred in 2007.  Although we do not foresee significant increases in research and development in 2009, expectations are that costs in 2009 will approximate those incurred in 2008.

Discharge of debt.  We realized a gain on discharge of debt from two transactions of $384,114. In the first quarter of 2008, we issued 1,250,000 shares of our common stock to a note holder to retire $276,467 of outstanding debt.  The fair market value of these 1,250,000 shares on the issuance date was $50,000 and we recognized a one-time gain on discharge of such debt of $226,467.  In October 2008, based on a mutual release and agreement, we wrote off $157,647 in outstanding debt to a vendor.  The write-off was treated as discharge of debt.

Interest expense (non-conversion related). We incurred $93,092 interest expense (non-conversion related) in 2008 compared to $430,067 in 2007.  The $336,975, a 78% drop in interest expense in 2008 was the result of retiring and converting several promissory notes in December 2007 and during first half year of 2008, resulting in no further accrued interest, as well as, the settlement and retirement of  existing debt in the amount of $400,000 in October 2007.

The conversion related interest expense for the years ended of December 31, 2008 and 2007 were $0 and $113,000, respectively.  All loan discounts were amortized fully in 2007.  There were no new financial transactions that resulted in the accrual of a loan discount in 2008.

Change in fair value of warrants and embedded conversion options.  Change in fair value of warrants and embedded conversion options for the years ended December 31, 2008 and 2007 were ($151,751) and ($544,200), respectively.  The fluctuation of price of our common stock in 2008 was relatively smaller than we experienced in 2007.  The average price of our common stock in 2008 was less than the average price in 2007.  Thus, in 2008,  we experienced less change in the fair value of outstanding warrants and embedded conversion options.  The warrants and the embedded conversion options are recorded as derivative liabilities at their fair market value, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, and marked to market through earnings at the end of each reporting period.

Liquidity and Capital Resources

As of December 31, 2008, we maintained a cash balance of $29,411 as compared to $415,400 at December 31, 2007.  The decrease in the cash balance of $385,989 was primarily due to the following:
(a)	$328,113 net cash used on operating activities, reduction of debt;
(b)	$120,252 net cash used on purchasing furniture, equipment and leasehold improvement; and
(c)	a $62,376 reduction in cash provided by financing activities.

We are currently seeking additional capital up to $10 million to support the production process, expand marketing and sales initiatives, and provide for administrative cost.  We sold a total of 6,357,079 shares of our common stock and warrants to purchase an additional 1,271,416 shares for gross proceeds of $195,000 during the first quarter of 2009 toward our financing efforts.

On October 14, 2008, Leslie J. Kessler, our President and Chief Executive Officer, and Terry R. Lazar, our Chief Financial Officer, each loaned our company the sum of $50,000.  The loans bear interest at the rate of 10% per annum.  In connection with such loans, we issued to each of such executive officers warrants to purchase 256,410 shares of common stock at an exercise price of $0.047 per share.  The loans are due and payable by or on October 14, 2009, provided, however, that the lenders have the right to demand payment of all amounts due under the loans at any time.  The loans were evidenced by convertible promissory notes, which grant the lender the right to convert principal and all accrued and unpaid interest into shares of our common stock at a conversion price of $0.039 per share, the closing market price of our common stock on the closing date of the loans.

On November 17, 2008, Leslie J. Kessler, our President and Chief Executive Officer, and Terry R. Lazar, our Chief Financial Officer, each loaned our company the sum of $50,000.  The loans bear interest at the rate of 10% per annum.  In connection with such loans, we issued to each of such executive officers warrants to purchase 250,000 shares of common stock at an exercise price of $0.048 per share.  The loans are due and payable by or on October 14, 2009, provided, however, that the lenders have the right to demand payment of all amounts due under the loans at any time.  The loans were evidenced by convertible promissory notes, which grant the lender the right to convert principal and all accrued and unpaid interest into shares of our common stock at a conversion price of $0.040 per share, the closing market price of our common stock on the closing date of the loans.

On December 17, 2008, an investor made a loan of $50,000 to our company.  The loan pays interest at the rate of 10% per annum.  In connection with such loan, we issued to the investor warrants to purchase 285,714 shares of our common stock at an exercise price of $.042 per share.  The loan is due and payable on December 17, 2009.  The loan is evidenced by a promissory note containing a conversion clause that allows the investor to convert the loan principal plus all accrued and unpaid interest due into common stock of the Company.  The conversion price was set at $.035 per share which was the closing market price of our common stock on the date of the loan.

Going Concern

At December 31, 2008, we had a stockholders’ deficiency of $1,676,483 as compared  to $2,029,215 at December 31, 2007.  Negative working capital was $1,907,742 at December 31, 2008 as compared to negative working capital of $2,098,454 at December 31, 2007.

We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $30,000,000.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.  The Independent Registered Public Accounting Firm’s report on our financial statements included elsewhere herein contains an explanatory paragraph about conditions that raise substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to bring our products to market and generate revenues, control costs, operate profitably and obtain additional financing, as required and on reasonable terms.  Our plans with respect to these matters include restructuring our existing debt and raising additional capital through future issuances of stock and/or debt.  We are seeking to raise an additional $10 million in the next twelve months to fund the following activities: the production of 30 commercialized PureSafe FRWS units; Submitting two commercialized units for all necessary certifications; launching a marketing program for the PureSafe FRWS, establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.  Provided we obtain such financing, we believe that there will be revenue recognition by the third quarter of 2009.

We have no assurance that such financing will be available on terms advantageous to us, or at all.  We anticipate that by the fourth quarter of 2009, we will be fully commercially operational and cease to be a development stage entity.  However, should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain of our operational activities.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses.  We are currently deemed in development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS 7”).

The following is a list of what we believe are the most critical estimations that we make when preparing our financial statements.

Development Stage Company

We discontinued our water cooler and filtration operations in November 2001.  We have refocused our efforts on raising capital and developing markets for its proprietary technology.  Pursuant to the provisions of SFAS 7, we are considered a development stage company.  We are subject to a number of risks similar to those of other early development stage companies.

Stock-Based Compensation

We report stock based compensation under Statements of Financial Accounting Standards No. 123R (SFAS “123R”) “Share Based Payment.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  During the year ended December 31, 2008 and 2007, we issued 4,483,333 and 3,500,000 shares of common stock and incurred a stock based compensation charge of approximately $ 271,000 and $325,000, respectively based on the fair value on the date of the award.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2008	2007
Risk-free interest rate	1%	5%
Expected life, in years	3	3
Expected volatility	83%	90%
Dividends	0%	0%

During the years ended December 31, 2008 and 2007, we granted warrants to purchase 833,333 and 14,100,000 shares of our common stock, respectively, to employees and consultants for services rendered.  We incurred charges for stock based compensation with respect to such grants of approximately $220,000 and $315,000, respectively.

We have issued equity instruments in the past to raise capital and as a means of compensation to employees and for the settlement of debt.

Derivative Financial Instruments

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature which provided for a conversion of the convertible promissory notes into shares of our common stock at a rate which was determined to be variable.  We determined that the conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The accounting treatment of derivative financial instruments requires that we record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible promissory notes, we were required to reclassify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  We reassess the classification of the instruments at each balance sheet date.  If the classification required under EITF Issue No. 00-19 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Registration Payment Arrangements

We account for registration rights agreements in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (FSP) No.  EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.

Income Taxes

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations.  Penalties would be recognized as a component of “General and administrative expenses.”

Our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  We file income tax returns in the United States (federal) and in various state and local jurisdictions.  We are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations.  As of December 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

Effects of Recent Accounting Policies

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective as of the beginning of the first fiscal year in 2008.  The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” and is effective for us for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have.  SFAS 141(R) would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations and cash flows.  However, SFAS 160 may affect future periods.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 “(“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, we are evaluating the implications of SFAS 161 and its impact on our financial statements has not yet been determined.

In April 2008, FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other US GAAP.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date.  Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  Early adoption is not permitted.  We are currently evaluating the impact of the adoption of FSP 142-3 on our financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with US GAAP.  Currently, US GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411.  We do not expect the adoption of SFAS 162 to have an impact on our financial statements.

In May 2008, FASB issued FSP Accounting Principles Board Opinion (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1).  FSB APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions.  The adoption of FSP APB 14-1 is not expected to have any impact on our financial statements; however it may impact the accounting for future debt issuances.

In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5).  The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments.  EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied.  The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings.  We are currently evaluating the impact of adopting EITF 07-5 on our financial statements.

On June 16, 2008, FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP No. EITF 03-6-1.  We are currently evaluating the requirements of FSP EITF 03-6-1 and have not yet determined the impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K and their location.

_____
*           Page F-1 follows page  to this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2008.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.  The reason that our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective was due to the material weaknesses in our internal control over financial reporting, as discussed in our Management's Annual Report on Internal Control Over Financial Reporting set forth below.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls also is based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company,
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria described in Internal Control – Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, due to the material weaknesses noted below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2008:

Entity Level.  We recognize the need to provide leadership and guidance to our employees regarding the maintenance and preparation of financial matters.  There is a weakness due to the fact that there aren’t documented policies and procedures in place for certain procedures.  An audit committee has not been previously established.

Financial Reporting.  There needs to be a more structured mechanism for evidence of review in the financial reporting process.

Officer and Director Loans.  On April 16, 2008, we entered into a Stock Purchase, Loan and Security Agreement with each of our Chief Executive Officer and Chief Financial Officer pursuant to which we issued to each of such executive officers 6.5 million shares of our common stock.  The officers paid for such shares by each delivering to us a non-recourse promissory note in the principal amount of $547,950.  We and such officers determined, on August 18, 2008, following consultations with our current attorneys and outside professionals, to rescind the transactions contemplated by the two April 2008 agreements after concerns were raised over the structure of the consideration utilized in purchasing the shares.  We originally had sought the advice of our then outside attorneys in structuring the transactions contemplated by the April 2008 agreements.  We determined that our reliance on the former outside attorneys to be a material weakness and, as a result, have terminated our relationship with such former outside attorneys and have retained new counsel.  Management believes such new counsel is better qualified to advise us on structuring future issuance of our securities which would remediate the material weakness.

Confidential Reporting Mechanism.  We recognize that we need to provide leadership and guidance to our employees, clients and vendors regarding business ethics and professional conduct. A confidential reporting mechanism must be in place for anonymous reporting of a breach to these ethics that will enable prompt and thorough investigation. In January 2009, we implemented a whistleblower program.  A toll-free number, as well as an email address, were posted on the homepage of our website to encourage our employee, contractors, sub-contractors, vendors to report any unethical or illegal behavior they suspect.

The entire staff consists of two officers, one controller and one receptionist.  Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s annual report on internal control over financial reporting in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal ontrol over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

		Principal Positions and	Director
Name	Age	Offices with our Company	Since
Leslie J. Kessler	61	President and Chief Executive Officer	2007
Terry R. Lazar	65	Chief Financial Officer and Director	2007
Malcolm Hoenlein	65	Director	2008

Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and qualify.  Our board of directors appoints our company’s officers, and their terms of office are at the discretion of our board, except to the extent governed by an employment contract.

Set forth below is a brief description of the background of each of our current directors and executive officers, based on information provided to us by them.

Leslie J. Kessler was retained as our President in January 2007 and was appointed our Chief Executive Officer and elected as a member of our board of directors in February 2007.  Since 1994, Ms. Kessler has served as President of LIK Capital, which specializes in consulting and assisting companies with financing their growth and development.  In 1996, Ms. Kessler co-founded CPC of America, Inc., a development stage publicly-traded company developing cardiologic and other medical devices, where she served as corporate secretary and a director from 1996 to 1998.  Ms. Kessler holds BA degrees in psychology and elementary education and an MA degree in elementary education from Hofstra University.

Terry Lazar was retained as our Chief Financial Officer in September 2007.  At such time, he also was elected as a member of our board of directors.  Mr. Lazar is a senior partner at the accounting firm Lazar Broder LLP, which was formed in 2009.  Prior to the formation of Lazar Broder LLP, he was a senior partner of Lazar Sanders Thaler & Associates, LLP, an accounting firm founded in 1977.  Mr. Lazar has served as a partner and the Chief Executive Officer of the Ambulatory Surgery Center of Brooklyn since 1987.  Mr. Lazar is a certified public accountant and holds a BBA degree from the City University of New York.

Malcolm Hoenlein was elected to our board of directors in March 2008.  Mr. Hoenlein is the Executive Vice Chairman and Chief Executive Officer of the Conference of Presidents of Major American Jewish Organizations, the coordinating body on national and international Jewish concerns for 52 national Jewish organizations, since 1968.  He served on the editorial board of ORBIS - The Journal of International Affairs from 1966 to 1968 and as a Middle East specialist at the Foreign Policy Research Institute from 1966 to 1968 Mr. Hoenlein serves as an advisor to many public officials and is frequently consulted on public policy issues.  He serves on the boards of various companies including Keryx Biopharmaceuticals Inc. (NasdaqGM: KERX), Manhattan Pharmaceuticals Inc. (OTCBB:  MHAN.OB) and Bank Leumi USA.  Mr. Hoenlein holds a BA degree in political science from Temple University and a MA degree from the University of Pennsylvania's Department of International Relations, as well as an honorary Doctorate of Laws from Touro College and an honorary Doctorate of Humane Letters from Yeshiva University.

We believe that Malcolm Hoenlein would meet the requirements to be considered an independent director under the rules of The Nasdaq Stock Market.  We further believe that Terry Lazar would meet the requirements to be considered an audit committee financial expert under the rules of the Securities and Exchange Commission, although he would not meet the requirements to be considered an independent director under the rules of The Nasdaq Stock Market.

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended December 31, 2007, with the following exceptions:.

•	Leslie J. Kessler failed to timely file five Forms 4 reporting a total of five transactions during our fiscal year ended December 31, 2008;
•	Terry R. Lazar failed to timely file thirteen Forms 4 reporting a total of 41 transactions during our fiscal year ended December 31, 2008.

Code of Ethics

On June 13, 2005, our board of directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.  Our Code of Ethics applies to all of our employees and directors, including our Chief Executive Officer, Chief Financial Officer and Controller.  This Code of Ethics was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 15, 2005.

Committees

Our board of directors has not established standing audit or compensation committees, or committees performing similar functions, to assist it in the discharge of the board’s duties.

Our board of directors has not established a nominating committee, nor did it adopt a nominating committee charter.  Our board believes that its size negates the need for establishing a separate nominating committee.  However, all of our board’s nominees for election as directors of our company are approved by our directors, if any, who meet the definition of independent under the rules of The Nasdaq Stock Market.  Our independent directors, if any, will consider recommendations for election as directors submitted by our stockholders.  These recommendations will be discussed at board meetings and appropriate candidates will be invited to meet with our independent directors, if any, and entire board to discuss their qualifications for serving on our board.  Our board has not established minimum qualifications for candidates recommended by our stockholders.  Any determination to include a stockholder-recommended candidate as a board nominee remains a subjective determination to be made by our independent directors.

Item 11.	Executive Compensation.

General

The following table sets forth, with respect to our fiscal years ended December 31, 2008 and 2007, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2008 and such other executive officer and other employees of our company who were employed by our company as of the close of business on December 31, 2008 and whose total annual salary and bonus earned during our fiscal year ended December 31, 2008 exceeded $100,000.

SUMMARY COMPENSATION TABLE

	Fiscal Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Leslie J. Kessler, Chief Executive Officer and President (1)	2008	$108,000	$50,000	$62,600	$12,000	$232,600
	2007	99,000	220,000	46,953	--	365,953

Terry R. Lazar, Chief Financial Officer (2)	2008	60,000	150,000	12,300	--	222,300
	2007	15,000	40,000	--	--	55,000
_________
(1)
Ms. Kessler was appointed our President in January 2007 and Chief Executive Officer in February 2007.  From May 2006 to January 2007, she was an outside consultant to our company.  The amounts reflected in the table constitute the total compensation earned by Ms. Kessler during the subject fiscal years, whether or not actually paid to her.  Ms. Kessler was paid $72,000 for her monthly compensation from January 2008 through August 2008 and she chose to defer her monthly salary from September through December 2008.  In addition, in July 2008, Ms. Kessler was awarded 1 million shares of our common stock.  We recorded $50,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.  In March 2008,  we recorded $12,000 accrued consulting compensation owed to Ms. Kessler for  May 2006 and January 2007 consulting services that the Company failed to record.

(2)
Mr. Lazar was appointed Chief Financial Officer and a director of our company in September 2007. The amounts reflected in the table constitute the total compensation earned by Mr. Lazar during the subject fiscal year, whether or not actually paid to him.  Mr. Lazar was paid $40,000 for his monthly compensation from January through August 2008 and he chose to defer his monthly salary from September through December 2008.  In addition, in May 2008, we issued 1 million shares of common stock to Mr. Lazar in accordance with his employment agreement.  In July 2008,  our board of directors awarded Mr. Lazar an additional 1,000,000 shares of our common stock.  We recorded an aggregate of $150,000 in stock-based compensation in connection with these two awards and have included such amount in the Summary Compensation Table.

Employment Agreements/Arrangements with Executive Officers

In connection with our retention of Leslie J. Kessler, our President and Chief Executive Officer, as an employee in January 2007, we established her base compensation at $9,000 per month, issued to her 2 million shares of our common stock, with a fair value of $220,000, and granted her warrants to purchase an additional 2 million shares of our common stock.  The warrants are exercisable at $0.11 per share, have a term of three years  , vest over two years and were valued at $125,200.  These warrants were valued using the Black-Scholes option valuation model and are charged to operations over the vesting period.  We amended the terms of her warrants in September 2007 to permit cashless exercise.

We entered into an employment agreement with Leslie J. Kessler, our President and Chief Executive Officer, in April 2008, pursuant to which she is to receive a base salary of $108,000 per year.  Under Ms. Kessler’s employment agreement, we are obligated to provide her with fully paid accident and health insurance for her and her family and pay her an automobile allowance of up to $1,000 per month, plus reimburse her for the expense of insurance, fuel and maintenance of the automobile.  Ms. Kessler has waived all rights to such insurance benefits and automobile allowance for the years ending December 31, 2008 and 2007.  Ms. Kessler’s employment agreement provides that, if there is a “change in control,” of our company (as defined in the agreement) and she is terminated within one year following such change in control, we are obligated to pay her an amount equal to $9,000 multiplied by the greater of (a) twelve or (b) the number of months remaining under the agreement.  In addition, upon a change in control, all of her then outstanding options and warrants will become fully vested and any restriction on any common stock previously awarded to her will lapse.  Ms. Kessler’s employment agreement also provides for payments to her in the event of her termination other than for cause, on account of her death or on account of her disability.  Ms. Kessler’s employment agreement contains confidentiality, non-competition, non-solicitation and work product provisions.  Ms. Kessler’s employment agreement has a stated term of five years with provisions for automatic one-year-extensions if neither party elects to terminate the agreement at least 90 days prior to the renewal date.

In connection with our retention of Terry R. Lazar, our Chief Financial Officer, in September 2007, we established his base compensation at $5,000 per month, and, in December 2007, issued to him 1 million shares of our common stock and granted him warrants to purchase an additional 1 million shares of our common stock.  The fair value of our common stock on the date of issuance of such 1 million shares was $0.04 per share and we recorded a charge of $40,000 as stock based compensation in connection with such stock issuance.  The warrants are exercisable at $0.07 per share, have a term of three years, vest over two years and were valued at $25,100.  The warrants were valued using the Black-Scholes option valuation model and are charged to operations over the vesting period.  The warrants permit cashless exercise.

We entered into an employment agreement with Terry R. Lazar, our Chief Financial Officer, in April 2008, pursuant to which he is to receive a base salary of $60,000 per year.  Under Mr. Lazar’s employment agreement, we are obligated to provide him with fully paid accident and health insurance for him and his family and pay him an automobile allowance of up to $1,000 per month, plus reimburse him for the expense of insurance, fuel and maintenance of the automobile.  Mr. Lazar has waived all rights to such insurance benefits and automobile allowance for the years ending December 31, 2008 and 2007.  Mr. Lazar’s employment agreement provides that, if there is a “change in control” of our company (as defined in the agreement) and he is terminated within one year following such change in control, we are obligated to pay him an amount equal to $5,000 multiplied by the greater of (a) twelve or (b) the number of months remaining under the agreement.  In addition, upon a change in control, all of his then outstanding options and warrants will become fully vested and any restriction on any common stock previously awarded to him will lapse.  Mr. Lazar’s employment agreement also provides for payments to him in the event of his termination other than for cause, on account of his death or on account of his disability.  Mr. Lazar’s employment agreement contains confidentiality, non-competition, non-solicitation and work product provisions.  Mr. Lazar’s employment agreement has a stated term of five years with provisions for automatic one-year-extensions if neither party elects to terminate the agreement at least 90 days prior to the renewal date.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of December 31, 2008:
•	with respect to each option award -
•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;
•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
•	the exercise price of such option; and
•	the expiration date of such option; and
•	with respect to each stock award -
•	the number of shares of our common stock that have been earned but have not vested;
•	the market value of the shares of our common stock that have been earned but have not vested;
•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Award –

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Leslie J. Kessler (1)	4,000,000	-	0	$0.10	05/23/09
	1,000,000	1,000,000	0	0.11	03/28/10

Terry R. Lazar (2)	1,000,000	1,000,000	--	$0.07	09/27/10
_____
(1)
Does not include (a) 2,576,149 shares of our common stock issuable upon conversion of convertible promissory notes (principal, accrued and unpaid interest through December 31, 2008) aggregating to $101,736 in principal amount sold to Ms. Kessler in October and November 2008 and (b) 506,410 shares issuable upon exercise warrants that were issued in connection with the sale of such convertible promissory notes in October and November 2008.

(2)
Does not include (a) 2,576,149 shares of our common stock issuable upon conversion of convertible promissory notes (principal, accrued and unpaid interest through December 31, 2008) aggregating to $101,736 in principal amount sold to Mr. Lazar in October and November 2008 and (b) 506,410 shares issuable upon exercise warrants that were issued in connection with the sale of such convertible promissory notes in October and November 2008.

Stock Awards-

Name	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested	Number of Unearned Shares That Have Not Vested	Equity Incentive Award: Market or Pay-Out Value of Unearned Shares That Have Not Vested
Leslie J Kessler	1,000,000	$--	--	$--
Terry R. Lazar	1,000,000	--	--	--

Board of Directors Policy on Executive Compensation

Executive Compensation

Our executive compensation philosophy is to provide competitive levels of compensation by recognizing the need for multi-discipline management responsibilities, achievement of our company’s overall performance goals, individual initiative and achievement, and allowing our company to attract and retain management with the skills critical to its long-term success.  Management compensation is intended to be set at levels that we believe is consistent with that provided in comparable companies.  Our company’s compensation programs are designed to motivate executive officers to meet annual corporate performance goals and to enhance long-term stockholder value.  Our company's executive compensation has four major components: base salary, performance incentive, incentive stock options and other compensation.

Executive Base Salaries

Base salaries are determined by evaluating the various responsibilities for the position held, the experience of the individual and by comparing compensation levels for similar positions at companies within our principal industry.  We review our executives’ base salaries and determine increases based upon an officer’s contribution to corporate performance, current economic trends and competitive market conditions.

Performance Incentives

We utilize performance incentives based upon criteria relating to performance in special projects undertaken during the past fiscal year, contribution to the development of new products, marketing strategies, manufacturing efficiencies, revenues, income and other operating goals to augment the base salaries received by executive officers.

Incentive Stock Options

Our company uses stock options as a means to attract, retain and encourage management and to align the interests of executive officers with the long-term interest of our company’s stockholders.

Benefits and Other Compensation

Our company offers life, health and disability benefits to our two senior executive officers which are similar to the benefits offered to all of our employees.  Our company also provides supplemental life and disability insurance coverage as well as an automobile allowance to our two senior executive officers as additional compensation.  The Company’s two senior executive officers waived their rights to life, health and disability benefits for the years ending December 31, 2008 and 2007.

Retirement and Post Retirement Benefits

Our company does not offer a post-retirement health plan to its executive officers or employees.

Director Compensation

We have set forth below compensation earned by any person serving as a director of our company during our fiscal year ended December 31, 2008, unless such person is also listed in the Summary Compensation Table set forth in the “Executive Compensation” subsection above.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Malcolm Hoenlein (1)	$6,334	$--	$14,250	$--	$20,584\
_________
(1)
We have agreed to compensate Malcolm Hoenlein, currently our sole outside director, $8,000 per year for his services as a director of our company.  In addition, in connection with his initial election to our board of directors in March 2008, we agreed to issue to Mr. Hoenlein 250,000 shares of our common stock on March 14, 2009, the first anniversary of his appointment to our Board of Directors, if he was a director of our company on such date, and granted him an option to purchase an additional 500,000 shares or our common stock, exercisable for a three-year period at $0.0667 per share commencing on such one-year anniversary date.

We also reimburse our directors for reasonable expenses that they may incur for our benefit.

We also have paid certain of our prior director’s success fees for their assistance in connection with various transactions in prior years.  No such fees were paid in 2008.

Compensation Committee Interlocks And Insider Participation

The Board does not have a compensation committee, and none of our executive officers has served as a director or member of the compensation committee of any other entity whose executive officers served on our Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We currently have outstanding four classes of voting securities: our common stock, Series A Preferred Stock, Series D Preferred Stock and Series F Preferred Stock.

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of April 8, 2009, by:
•	each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,
•	each of our current “named executive officers” and directors, and
•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power.  In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

The term “named executive officers” is defined in the SEC rules as those executive officers who are required to be listed in the Summary Compensation Table provided under Item 10 of this Annual Report on Form 10-K.

Except as otherwise indicated in the notes to the following table,
•	we believe that all shares are beneficially owned, and investment and voting power is held by, the personsnamed as owners, and
•	the address for each beneficial owner listed in the table is c/o Water Chef, Inc., 25 Fairchild Avenue,Suite 250, Plainview, New York 11803.

Series A Preferred Stock:

	Amount and
	Nature of
	Beneficial	Percentage
Name and Address of Stockholder	Ownership	of Class
Jerome and Anne Asher JTWROS (1)	5,000	9.5%
Robert D. Asher (2)	5,000	9.5
All executive officers and directors as a group (three persons)	0	0.0%
__________
(1)	The address for Mr. J. and Ms. Asher is 2701 N. Ocean Boulevard, Apartment E-202, Boca Raton, Florida 33431.
(2)	The address for Mr. R. Asher is 72 Old Farm Road, Concord, Massachusetts 01742.

Series D Preferred Stock:

	Amount and
	Nature of
	Beneficial	Percentage
Name and Address of Stockholder	Ownership	of Class
John A. Borger (1)	10,000	10.8%
Shirley M. Wan (2)	6,000	6.5
All executive officers and directors as a group (three persons)	0	0.0%
__________
(1)	The address for Mr. Borger is 806 E. Avenida Pico, Suite 1, PMB #262, San Clemente, California 92673.
(2)	The address for Ms. Wan is 5455 Chelsen Wood Drive, Duluth, Georgia 30155.

Series F Preferred Stock:

	Amount and
	Nature of
	Beneficial	Percentage
Name and Address of Stockholder	Ownership	of Class
Robert Kaszovitz (1)	10,000	25.2%
C Trade Inc. (2)	9,375	10.4
Olsham Grundman Frome Rosenzweig & Wolosky (3)	5,000	5.6
Peter Hoffman (4)	3,126	7.9
All executive officers and directors as a group (three persons)	0	0.0
__________
(1)	The address for Mr. Kaszovitz is 1621 51st Street, Brooklyn, New York, 11204.
(2)	The address for C Trade Inc. is 25-40 Shore Boulevard, Suite 9L, Astoria, New York 11102.
(3)	The address for Olsham Grundman Frome Rosenzweig & Wolosky is 65 East 55th Street, New York, New York 10022.
(4)	The address for Mr. Hoffman is 70-35 Vleigh Place, Flushing, New York 11367.

Common Stock:

	Amount and
	Nature of
	Beneficial		Percentage
Name and Address of Stockholder	Ownership		of Class
Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. (1)	13,091,040		5.2%
Leslie J. Kessler (2)	14,362,583	(3)	5.5
Terry R. Lazar (4)	11,255,304	(5)	4.4
Malcolm Hoenlein (6)	750,000	(7)	0.3
All executive officers and directors as a group (three persons)	26,367,887	(8)	9.9
__________
(1)	The address for Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. is 85 Broad Street, New York, New York 10004.
(2)	Ms. Kessler is our President and Chief Executive Officer and a member of our board of directors.
(3)
Includes (a) 98,400 shares of our common stock held in Ms. Kessler’s IRA account, (b) 6 million shares of our common stock issuable upon exercise of warrants previously granted to Ms. Kessler in connection with her initial retention as a consultant in May 2006 (4 million shares) and as our President in January 2007 (2 millions shares) and (c) an aggregate 3,082,559 shares of our common stock issuable upon exercise of warrants (506,410 shares) and conversion of convertible promissory notes (2,576,149 shares, assuming conversion of all principal and all interest accrued through April 8, 2009), which warrants and notes were sold to Ms. Kessler in October and November 2008 and are exercisable/convertible within the next 60 days.

(4)	Mr. Lazar is our Chief Financial Officer and a member of our board of directors.
(5)
Includes (a) 270,000 shares of our common stock owned by Mr. Lazar and his spouse, jointly, (b) 185,000 shares of our common stock held in Mr. Lazar’s IRA account, (c) 205,000 shares of our common stock held in Mr. Lazar’s 401(k) account, (d) 125,000 shares held in an IRA account of Mr. Lazar’s spouse, (e) 25,000 shares of our common stock held in a profit sharing plan trust for the benefit of Mr. Lazar, (f) 1,428,571 shares of our common stock held by a partnership in which Mr. Lazar holds a one-third (1/3) equity interest (of which Mr. Lazar disclaims beneficial ownership to 952,380 of such shares), (g) 1,000,000 shares of our common stock issuable upon exercise of warrants previously granted to Mr. Lazar in connection with his initial retention as our Chief Financial Officer in September 2007, which warrants are exercisable within the next 60 days, (h) 285,714 shares of our common stock issuable upon exercise of warrants sold, in March  2008, to the partnership in which Mr. Lazar holds a one-third (1/3) equity interest, which warrants are exercisable within the next 60 days (of which, Mr. Lazar disclaims beneficial ownership in 190,476 of such shares), (i) 274,776 shares of our common stock issuable upon exercise of warrants sold to Mr. Lazar, in December 2007, which warrants are exercisable within the next 60 days, (j) an aggregate 3,082,559 shares of our common stock issuable upon exercise of warrants (506,410 shares) and conversion of convertible promissory notes (2,576,149) shares, assuming conversion of all principal and all interest accrued through April 8, 2009, which warrants and notes were sold to Mr. Lazar in October and November 2008 and are exercisable/convertible within the next 60 days.

(6)	Mr. Hoenlein is a member of our board of directors.
(7)	Includes 500,000 shares of our common stock underlying an option granted to Mr. Hoenlein in March 2008, which option is exercisable within the next 60 days.
(8)	Includes those shares beneficially owned by our current executive officers and directors, as set forth in notes (3), (5) and (7).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In connection with his resignation, effective January 29, 2007, as our President, Chief Executive Officer and Chief Financial Officer, David A. Conway surrendered his stock appreciation rights, forgave any unpaid severance under his employment agreement with us, forgave $525,738 of debt and relinquished his rights to $471,583 of unpaid and accrued salary.  We recorded the forgiveness of such liabilities, which aggregated to $947,321, as a contribution to capital.  The cancellation of the stock appreciation rights did not have an accounting impact on our company.

In connection with his resignation, effective February 12, 2007, as one of our directors, Marshall S. Sterrman waived his rights to any accrued consulting and director fees owed him by our company, which aggregated to $330,000.  We recorded the forgiveness of such liabilities as a contribution to capital.

In connection with our retention of Leslie J. Kessler, our President and Chief Executive Officer, as a consultant to our company on April 4, 2006, we granted Ms. Kessler three-year warrants to purchase 4 million shares of our common stock with an exercise price of $0.10 per share.  In addition, she was to receive cash compensation of $6,000 per month.  Such cash compensation was never paid to Ms. Kessler and we have accrued $48,000 of consulting fees due Ms. Kessler.

In connection with our retention of Leslie J. Kessler, our President and Chief Executive Officer, in January 2007, we established her base compensation at $9,000 per month, issued to her 2 million shares of our common stock, with a fair value of $220,000, and granted her warrants to purchase an additional 2 million shares of our common stock.  The warrants are exercisable at $0.11 per share, have a term of three years], vest over two years and were valued at $125,200.  These warrants were valued using the Black-Scholes option valuation model and are charged to operations over the vesting period.  We amended the terms of her warrants in September 2007 to permit cashless exercise.

We entered into an employment agreement with Leslie J. Kessler, our President and Chief Executive Officer, in April 2008, pursuant to which she is to receive a base salary of $108,000 per year.  Under her employment agreement, we are obligated to provide her with fully paid accident and health insurance for her and her family and pay her an automobile allowance of up to $1,000 per month, plus reimburse her for the expense of insurance, fuel and maintenance of the automobile.  Ms. Kessler has waived all rights to such insurance benefits and automobile allowance for the years ending December 31, 2008 and 2007.  Ms. Kessler’s employment agreement provides that, if there is a change in control of our company (as defined in the agreement) and she is terminated within one year following such change in control, we are obligated to pay her an amount equal to $9,000 multiplied by the greater of (a) twelve or (b) the number of months remaining under the agreement.  In addition, upon a change in control, all of her then outstanding options and warrants will become fully vested and any restriction on any common stock previously awarded to her will lapse.  Ms. Kessler’s employment agreement also provides for payments to her in the event of her termination other than for cause, on account of her death or on account of her disability.  Ms. Kessler’s employment agreement contains confidentiality, non-competition, non-solicitation and work product provisions.  Ms. Kessler’s employment agreement does not have a stated term.  Ms. Kessler’s employment agreement has a stated term of five years with provisions for automatic one-year-extensions if neither party elects to terminate the agreement at least 90 days prior to the renewal date.

In July 2008, Ms. Kessler was awarded 1 million shares of our common stock.  We recorded $50,000 of stock based compensation in connection with such transaction.

In connection with our retention of Terry R. Lazar, our Chief Financial Officer, in September 2007, we established his base compensation at $5,000 per month, and, in December 2007, issued to him 1 million shares of our common stock and granted him warrants to purchase an additional 1 million shares of our common stock.  The fair value of our common stock on the date of issuance of such 1 million shares was $0.04 per share and we recorded a charge of $40,000 as stock based compensation in connection with such stock issuance.  The warrants are exercisable at $0.07 per share, have a term of three years, vest over two years and were valued at $25,100.  The warrants were valued using the Black-Scholes option valuation model and are charged to operations over the vesting period.  The warrants permit cashless exercise.

We entered into an employment agreement with Terry R. Lazar, our Chief Financial Officer, in April 2008, pursuant to which he is to receive a base salary of $60,000 per year.  Under Mr. Lazar’s employment agreement, we are obligated to provide him with fully paid accident and health insurance for him and his family and pay him an automobile allowance of up to $1,000 per month, plus reimburse him for the expense of insurance, fuel and maintenance of the automobile.  The executive has waived all rights to such insurance benefits and automobile allowance for the years ending December 31, 2008 and 2007.  Mr. Lazar’s employment agreement provides that, if there is a “change in control” of our company (as defined in the agreement) and he is terminated within one year following such change in control, we are obligated to pay him an amount equal to $5,000 multiplied by the greater of (a) twelve or (b) the number of months remaining under the agreement.  In addition, upon a change in control, all of his then outstanding options and warrants will become fully vested and any restriction on any common stock previously awarded to him will lapse.  Mr. Lazar’s employment agreement also provides for payments to him in the event of his termination other than for cause, on account of his death or on account of his disability.  Mr. Lazar’s employment agreement contains confidentiality, non-competition, non-solicitation and work product provisions.  Mr. Lazar’s employment agreement has a stated term of five years with provisions for automatic one-year-extensions if neither party elects to terminate the agreement at least 90 days prior to the renewal date.

In July 2008, Mr. Lazar was awarded 1 million shares of our common stock.  We recorded $50,000 of stock based compensation in connection with such transaction.

Leslie J. Kessler, our President and Chief Executive Officer, and a then member of our board of directors, John J. Clarke, each made loans of $50,000 to our company in March 2007.  The loans provided for simple interest at the rate of 10% per annum and were due and payable 120 days from funding.  We granted each of these lenders an option that, if the loans were not repaid when due, the lender had the right to convert the lender’s debt into common stock at a price equal to 50% of the average closing price of our common stock for the three business days immediately preceding the date of the lender notified us of the lenders election to convert the debt.  On the maturity dates of the loans, we recorded a charge for the embedded conversion option of $113,000.  Under applicable accounting guidance, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and, as a result, were presented as a derivative liability.  Ms. Kessler converted her loan plus accrued interest of $53,658 into a total of 2,146,324 shares of our common stock on January 27, 2008.  Mr. Clarke’s loan, with an accrued amount owing of $59,949 as of April 8, 2009, remains outstanding.

We sold to Terry R. Lazar, our Chief Financial Officer, in December 2007, a total of 1,973,684 shares of our common stock and three-year warrants to purchase an additional 394,737 shares  of our common stock for proceeds of $100,000, the market value of such 1,973,684 shares at the time of purchase.  Such warrants are exercisable at $0.0608 per share.

In February 2008, we sold to a partnership in which Mr. Lazar has a one-third (1/3) equity interest, a total of 1,428,571 shares of our common stock and three-year warrants to purchase an additional 285,714 shares of our common stock for gross proceeds of $50,000, the approximate market value of such 1,428,571 shares at the time of purchase.  Such warrants have an exercise price of $0.042 per share.

On March 14, 2008, Malcolm Hoenlein was appointed as director to our Company.  Under the terms of his appointment, Mr. Hoenlein is to receive $8,000 cash compensation per year.  In addition, Mr. Hoenlein received 250,000 shares of our common stock on the one year anniversary of his appointment and was granted an option to purchase 500,000 shares of our common stock, exercisable for a three-year period following the one-year anniversary of his appointment to the Board at an exercise price of $0.0667 per share. The right to exercise the option will vest annually over three years. Accordingly, the Company will amortize the fair value of the option of approximately $17,000 over the vesting period.

Leslie J. Kessler, our President and Chief Executive Officer, and our company entered into a letter agreement, dated August 18, 2008, pursuant to which the transactions contemplated by the Stock Purchase, Loan and Security Agreement, dated April 16, 2008, between Ms. Kessler and our company, as well as the transactions consummated pursuant to such April 2008 agreement, be rescinded in their entireties, ab initio.  The transactions consummated pursuant to the April 2008 agreement included the sale to Ms. Kessler of 6.5 million shares of our common stock for $547,950, payable by delivery of a non-recourse promissory note in the amount of such consideration.  Ms. Kessler and we determined, following consultations with our current advisors and outside professionals, to rescind the transactions contemplated by the April 2008 agreement and entered into the August 2008 letter agreement after concerns were raised over the structure of the consideration utilizing a promissory note.  We originally had sought advice from our then outside lawyers in structuring the transactions contemplated by the April 2008 agreement.  We have terminated our relationship with such former lawyers.  Accordingly, the consummation of the transactions contemplated by the August 2008 letter agreement has resulted, among other matters, in the following:
•
the April 2008 agreement being deemed rescinded in all respects ab initio and it being deemed as if the April 2008 agreement was never entered into, and that all mutual promises, covenants and/or agreements contained in the April 2008 agreement being of no force and/or effect;

•
Ms. Kessler’s promissory note, as well as the obligations of Ms. Kessler to repay the amounts due under such note, being deemed cancelled in all respects ab initio and it being deemed as if the note was never entered into, that Ms. Kessler has no obligation to repay the amounts due under the note and that all mutual promises, covenants and/or agreements contained in the note being of no force and/or effect; and

•	the 6.5 million shares being deemed cancelled in all respects ab initio and it being deemed as if the shares were never issued or outstanding.

Terry R. Lazar, our Chief Financial Officer, and our company entered into a letter agreement, dated August 18, 2008, pursuant to which the transactions contemplated by the Stock Purchase, Loan and Security Agreement, dated April 16, 2008, between Mr. Lazar and our company, as well as the transactions consummated pursuant to such April 2008 agreement, be rescinded in their entireties, ab initio.  The transactions consummated pursuant to the April 2008 agreement included the sale to Mr. Lazar of 6.5 million shares of our common stock for $547,950, payable by delivery of a non-recourse promissory note in the amount of such consideration.  Mr. Lazar and we determined, following consultations with our current advisors and outside professionals, to rescind the transactions contemplated by the April 2008 agreement and entered into the August 2008 letter agreement after concerns were raised over the structure of the consideration utilizing a promissory note.  We originally had sought advice from our then outside lawyers in structuring the transactions contemplated by the April 2008 agreement.  We have terminated our relationship with such former lawyers.  Accordingly, the consummation of the transactions contemplated by the August 2008 letter agreement has resulted, among other matters, in the following:
•
the April 2008 agreement being deemed rescinded in all respects ab initio and it being deemed as if the April 2008 agreement was never entered into, and that all mutual promises, covenants and/or agreements contained in the April 2008 agreement being of no force and/or effect;

•
Mr. Lazar’s promissory note, as well as the obligations of Mr. Lazar to repay the amounts due under such note, being deemed cancelled in all respects ab initio and it being deemed as if the note was never entered into, that Mr. Lazar has no obligation to repay the amounts due under the note and that all mutual promises, covenants and/or agreements contained in the note being of no force and/or effect; and

•	the 6.5 million shares being deemed cancelled in all respects ab initio and it being deemed as if the shares were never issued or outstanding.

On October 14, 2008, Leslie J. Kessler, our President and Chief Executive Officer, and Terry R. Lazar, our Chief Financial Officer, each loaned our company the sum of $50,000.  The loans bear interest at the rate of 10% per annum.  In connection with such loans, we issued to each of such executive officers warrants to purchase 256,410 shares of common stock at an exercise price of $0.047 per share.  The loans are due and payable by or on October 14, 2009, provided, however, that the lenders have the right to demand payment of all amounts due under the loans at any time.  The loans were evidenced by convertible promissory notes, which grant the lender the right to convert principal and all accrued and unpaid interest into shares of our common stock at a conversion price of $0.039 per share, the closing market price of our common stock on the closing date of the loans.

On November 17, 2008, Leslie J. Kessler, our President and Chief Executive Officer, and Terry R. Lazar, our Chief Financial Officer, each loaned our company the sum of $50,000.  The loans bear interest at the rate of 10% per annum.  In connection with such loans, we issued to each of such executive officers warrants to purchase 250,000 shares of common stock at an exercise price of $0.048 per share.  The loans are due and payable by or on October 14, 2009, provided, however, that the lenders have the right to demand payment of all amounts due under the loans at any time.  The loans were evidenced by convertible promissory notes, which grant the lender the right to convert principal and all accrued and unpaid interest into shares of our common stock at a conversion price of $0.040 per share, the closing market price of our common stock on the closing date of the loans.

We accounted for the issuance of the above convertible promissory notes in connection with the October and November 2008 Loan Agreements in accordance with EITF 00-19.  Accordingly, the warrants and the embedded conversion option of the convertible note is recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the notes $200,000 was recorded net of a discount of approximately $78,800.  The debt discount consisted of approximately $11,200 related to the fair value of the warrants and approximately $67,600 related to the fair value of the embedded conversion option.  The debt discount is charged to interest expense ratably over the term of the convertible note.  As of December 31, 2008, the outstanding amount owed under the convertible promissory note (principal and accrued interest) was $128,192, net of a debt discount of $75,280.

In each of 2007 and 2008, a firm in which our Chief Financial Officer held a one-third equity position  was retained to prepare our income tax returns.  During the years ended December 31, 2007 and 2008, we incurred fees totaling $2,000 and $5,900, respectively, with respect to such services rendered.

Item 14.	Principal Accounting Fees and Services.

Marcum & Kliegman LLP (“Marcum & Kliegman”) has served as our independent certified public accountants for our past two fiscal years.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2008 and 2007 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2008	2007
Audit fees (1)	$177,260	$120,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees	0	0
__________
(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.

Audit Committee Approval

We do not have an audit committee of our board of directors.  We believe that each member of our board has the expertise and experience to adequately serve our stockholders’ interests while serving as directors.  Since we are not required to maintain an audit committee and our full board acts in the capacity of an audit committee, we have not elected to designate any member of our board as an “audit committee financial expert.”

Pre-Approval Policy

We understand the need for Marcum & Kliegman to maintain objectivity and independence in its audit of our financial statements.  To minimize relationships that could appear to impair the objectivity of Holtz Rubenstein, our board of directors has restricted the non-audit services that Marcum & Kliegman may provide to us and has determined that we would obtain even these non-audit services from Marcum & Kliegman only when the services offered by Marcum & Kliegman are more effective or economical than services available from other service providers.

Our board of directors has adopted policies and procedures for pre-approving all non-audit work performed by Marcum & Kliegman or any other accounting firms we may retain.  Specifically, under these policies and procedures, our board shall pre-approve the use of Marcum & Kliegman for detailed, specific types of services within the following categories of non-audit services: merger and acquisition due diligence and related accounting services; tax services; internal control reviews; and reviews and procedures that we request Marcum & Kliegman to undertake to provide assurances of accuracy on matters not required by laws or regulations.  In each case, the policies and procedures require our board to set specific annual limits on the amounts of such services which we would obtain from Marcum & Kliegman and require management to report the specific engagements to the board and to obtain specific pre-approval from the board for all engagements.

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes.  Marcum & Kliegman is responsible for performing an independent audit of our financial statements and issuing a report on such financial statements.  Our board of directors’ responsibility is to monitor and oversee these processes.

Our board reviewed the audited financial statements of our company for the year ended December 31, 2008 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements. Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by Independence Standards Board Standard No. 1, and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

The financial statements and schedules included in this Annual Report on Form 10-K are listed in Item 8 and commence following page 38.

Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Exhibit Description
3.1	Composite of Certificate of Incorporation of PureSafe Water Systems, Inc., as amended to date.
3.2
Amended and restated By-laws of PureSafe Water Systems, Inc.  [Incorporated by reference to Exhibit 3(ii)  to Amendment  No. 1 to our Annual Report 10-KSB/A, filed with the SEC on November 17, 2003 (File No.: 0-30544).]

4.5
Series B Warrant to Purchase Common Stock and Allonge to and Amendment and Extension of Common Stock Purchase Warrant.   [Incorporated by reference to Exhibit 4.6 to Amendment No. 1 to our Annual Report on Form 10-KSB/A, filed with the SEC on November 17, 2003 (File No.: 0-30544).]

4.6
Series B Second Allonge to and Amendment and Extension of Common Stock Purchase Warrant.  [Incorporated by reference to Exhibit 4.6 to our Registration statement on Form SB-2, filed with the SEC on January 24, 2005 (File No.: 0-30544).]

4.7	Subordinated Debentures. [Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to our Annual Report on Form 10-KSB, filed with the SEC on November 17, 2003 (File No.: 0-30544).]
10.4
Warrant Certificate, dated November 16, 2005, issued to Southridge Partners LP.  [Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed with the SEC on November 23, 2005 (File No.: 0-30544).]

10.5
Loan Agreement, dated as of October 11, 2006, between Water Chef, Inc. and Southridge Partners LP.  .  [Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed with the SEC on October 19, 2006 (File No.: 0-30544).]

10.6
Registration Rights Agreement, dated as of October 11, 2006, between Water Chef, Inc. and Southridge Partners LP.  [Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed with the SEC on October 19, 2006 (File No.: 0-30544).]

10.7
Promissory Note of Water Chef, Inc., dated October 17, 2006 and in the principal amount of $300,000, issued to Southridge Partners LP.  [Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed with the SEC on October 19, 2006 (File No.: 0-30544).]

10.8
Warrant Certificate, dated October 11, 2006, issued to Southridge Partners LP.  [Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed with the SEC on October 19, 2006 (File No.: 0-30544).]

10.9
Securities Purchase Agreement, dated as of August 27, 2007, between Water Chef, Inc., Southridge Partners LP and Southshore Capital Fund Ltd.  [Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on September 9, 2007 (File No.: 0-30544).]

10.10
Registration Rights Agreement, dated as of August 27, 2007, between Water Chef, Inc. and Southridge Partners LP.  [Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed with the SEC on September 9, 2007 (File No.: 0-30544).]

10.11
10% Convertible Promissory Note of Water Chef, Inc., dated September 7, 2007 and in the principal amount of $200,000, issued to Southridge Partners LP.  [Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed with the SEC on September 9, 2007 (File No.: 0-30544).]

10.12
10% Convertible Promissory Note of Water Chef, Inc., dated September 7, 2007 and in the principal amount of $50,000, issued to Southshore Capital Fund Ltd.  [Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed with the SEC on September 9, 2007 (File No.: 0-30544).]

10.13
Warrant Certificate, dated September 7, 2007, issued to Southridge Partners LP.  [Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K, filed with the SEC on September 9, 2007 (File No.: 0-30544).]

10.14
Warrant Certificate, dated September 7, 2007, issued to Southshore Capital Fund Ltd.  [Incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K, filed with the SEC on September 9, 2007 (File No.: 0-30544).]

10.15
Private Equity Credit Agreement, dated as of September 7, 2007, between Water Chef, Inc. and Brittany Capital Management Limited.  [Incorporated by reference to Exhibit 99.7 to our Current Report on Form 8-K, filed with the SEC on September 9, 2007 (File No.: 0-30544).]

10.16
Registration Rights Agreement, dated as of September 7, 2007, between Water Chef, Inc. and Brittany Capital Management Limited.  [Incorporated by reference to Exhibit 99.8 to our Current Report on Form 8-K, filed with the SEC on September 9, 2007 (File No.: 0-30544).]

10.17
Employment Agreement, dated April 16, 2008 between Water Chef, Inc. and Leslie J. Kessler.  [Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: April 16, 2008), filed with the SEC on April 17, 2008 (File No.: 0-30544).]

10.18
Employment Agreement, dated April 16, 2008, between Water Chef, Inc. and Terry R. Lazar.  [Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: April 16, 2008), filed with the SEC on April 17, 2008 (File No.: 0-30544).]

10.19
Stock Purchase, Loan and Security Agreement, dated April 16, 2008, between Water Chef, Inc. and Leslie J. Kessler.  [Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: April 16, 2008), filed with the SEC on April 17, 2008 (File No.: 0-30544).]

10.20
Stock Purchase, Loan and Security Agreement, dated April 16, 2008, between Water Chef, Inc. and Terry R. Lazar.  [Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K (Date of Report: April 16, 2008), filed with the SEC on April 17, 2008 (File No.: 0-30544).]

10.21
Stock Purchase, Loan and Security Agreement dated April 16, 2008 between Water Chef, Inc. and Shaul Kochan.  [Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K (Date of Report: April 16, 2008), filed with the SEC on April 17, 2008 (File No.: 0-30544).]

10.22
Letter Agreement, dated August 18, 2008 between Water Chef, Inc. and Leslie J. Kessler.  [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: August 18, 2008), filed with the SEC on August 19, 2008 (File No.: 0-30544).]

10.23
Letter Agreement, dated August 18, 2008, between Water Chef, Inc. and Terry R. Lazar.  [Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: August 18, 2008), filed with the SEC on August 19, 2008 (File No.: 0-30544).]

10.24
Consulting Agreement, dated as of June 6, 2008, by and between Water Chef, Inc., and Hidell-Eyster International.  [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB, filed with the SEC on August 19, 2008 (File No.: 0-30544).]

10.25
Form of Stock Subscription Agreement utilized in the sale of common stock and warrants from October 26, 2007 through July 18, 2008.  [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB, filed with the SEC on August 19, 2008 (File No.: 0-30544).]

10.26
Form of Warrant issued to investors in connection with the sale of common stock and warrants from October 26, 207 through July 18, 2008.  [Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB, filed with the SEC on August 19, 2008 (File No.: 0-30544).]

10.27	Loan Agreement, Promissory Note, and Warrant of Water Chef, Inc., dated October 14, 2008 and in the principal amount of $50,000 issued to Leslie J. Kessler.
10.28	Loan Agreement, Promissory Note, and Warrant of Water Chef, Inc., dated November 17, 2008 and in the principal amount of $50,000 issued to Leslie J. Kessler.
10.29	Loan Agreement, Promissory Note, and Warrant of Water Chef, Inc., dated October 14, 2008 and in the principal amount of $50,000 issued to Terry R. Lazar.
10.30	Loan Agreement, Promissory Note, and Warrant of Water Chef, Inc., dated November 17, 2008 and in the principal amount of $50,000 issued to Terry R. Lazar.

10.31	Loan Agreement, Promissory Note, and Warrant of Water Chef, Inc., dated December 17, 2008 and in the principal amount of $50,000 issued to Steve Legum.
10.32	Consulting Agreement, dated as of August 6, 2008, by and between Water Chef, Inc., and Designs and Project Development Corp.
10.33	Consulting Agreement, dated as of December 14, 2007, by and between Water Chef, Inc., and Bircon Ltd.
14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.1 to our Quarterly Report on Form 10-QSB, filed with the SEC on August 15, 2005.]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Leslie J. Kessler.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry R. Lazar.
32.1	Section 1350 Certification of Leslie J. Kessler.
32.2	Section 1350 Certification of Terry R. Lazar.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.):

We have audited the accompanying balance sheets of PureSafe Water Systems Inc. (formerly Water Chef, Inc.) (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended, and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PureSafe Water Systems Inc. (formerly Water Chef, Inc.) (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2008.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York
April 14, 2009

PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Balance Sheets

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$29,411	$415,400
Prepaid expenses and other current assets	53,890	41,988
Total Current Assets	83,301	457,388

Property and equipment, net of accumulated depreciation of $17,130 and $2,063, at December 31, 2008 and 2007, respectively	142,437	18,987
Patents and trademarks, net of accumulated amortization of $17,882 and $13,275, at December 31, 2008 and 2007, respectively	62,044	38,323
Deferred financing fees, net of accumulated amortization of $7,530 and $5,020, at December 31, 2008 and 2007, respectively	--	2,510
Other assets	26,860	9,419
TOTAL ASSETS	$314,642	$526,627

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$410,925	$492,825
Accrued compensation	155,000	104,000
Accrued consulting and director fees	178,000	166,000
Convertible notes payable to officer and director (including accrued interest of $12,171 and $7,425 and net of debt discount of $75,280 and $0, at December 31, 2008 and 2007, respectively)	186,891	107,425
Convertible promissory note (including accrued interest of $208 and $7,945 and net of debt discount of $19,283 and $67,900, at December 31, 2008 and 2007, respectively)	30,925	259,359
Promissory notes payable (including accrued interest of $269,833 and $417,542, at December 31, 2008 and 2007, respectively)	553,056	825,763
Fair value of detachable warrants and options	121,100	170,900
Fair value of embedded conversion options	164,900	239,300
Accrued dividends payable	190,328	190,270
Total Current Liabilities	1,991,125	2,555,842
Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 and 185,194 shares issued and outstanding at December 31, 2008 and 2007, respectively (liquidation preference $2,483,950 and $2,375,650, at December 31, 2008 and 2007, respectively)	184	185
Common stock, $.001 par value; 450,000,000 authorized; 244,850,034 shares issued and 244,845,634 shares outstanding at December 31, 2008; 204,177,806 shares issued and 204,173,406 outstanding at of December 31, 2007	244,849	204,177
Additional paid-in capital	28,528,973	26,129,184
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $12,914)	(350,114)	--
Accumulated deficit (including $15,563,011 and $13,825,397 of deficit accumulated during development stage at December 31, 2008 and December 31, 2007, respectively)	(30,094,607)	(28,356,993)
Total Stockholders’ Deficiency	(1,676,483)	(2,029,215)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$314,642	$526,627

The accompanying notes are an integral part of these financial statements.

PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Statements of Operations

	Years Ended December 31,		January 1, 2002 to December 31, 2008
	2008	2007
Sales	$--	$--	$471,290
Costs and expenses (income):
Cost of Sales	--	23,000	575,680
Selling, general and administrative, including stock-based compensation of $490,689 and $636,916 for the years ended December 31, 2008 and 2007 and $2,672,694 for the period January 1, 2002 to Dec 31, 2008	1,909,982	1,356,895	8,923,928
Non-dilution agreement termination costs	--	--	2,462,453
Research and development	270,405	435,363	705,768
Interest expense - including interest expense to a related party of $7,008 and $7,425 for the years ended December 31, 2008 and 2007, respectively, and $133,773 for the period Jan 1, 2002 to December 31, 2008	93,092	317,067	1,516,720
Financing costs - extension of warrants	--	--	74,700
Interest expense - conversion provision	--	113,000	113,000
(Gain) loss on settlement of debt	(384,114)	--	2,229,903
Change in fair value of warrants and embedded conversion option	(151,751)	(544,200)	(567,851)
Total costs and expenses	1,737,614	1,701,125	16,034,301
Net loss	(1,737,614)	(1,701,125)	(15,563,011)
Deemed dividend on preferred stock	--	--	(2,072,296)
Preferred stock dividends	(108,357)	(108,699)	(726,123)
	(108,357)	(108,699)	(2,798,419)
Net loss attributable to common stockholders	$(1,845,971)	$(1,809,824)	$(18,361,430)
Net loss attributable to common stockholders per common share - Basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding - Basic and diluted	235,494,015	190,285,689

The accompanying notes are an integral part of these financial statements.

PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Statements of Stockholders’ Deficiency

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
BALANCE - JANUARY 1, 2002	145,500	$146	86,614,286	$86,614	$12,339,469	$(5,768)	$(67,500)	$(14,531,596)	$(2,178,635)
Extension of life of warrants	--	--	--	--	111,000	--	--	--	111,000
Proceeds from sale preferred stock ($1.00 per share)	125,000	125	--	--	117,375	--	--	--	117,500
Proceeds from sale of common stock ($0.025 per share)	--	--	2,500,000	2,500	97,500	--	--	--	100,000
Common stock issued for services ($0.08 per share)	--	--	450,000	450	35,550	--	--	--	36,000
Collection of subscription receivable	--	--	--	--	--	--	30,200	--	30,200
Net loss	--	--	--	--	--	--	--	(1,589,746)	(1,589,746)
BALANCE - DECEMBER 31, 2002	270,500	$271	89,564,286	$89,564	$12,700,894	$(5,768)	$(37,300)	$(16,121,342)	$(3,373,681)

Proceeds from sale of preferred stock:
March 31, 2003 ($1.00-$2.00 per share)	62,500	63	--	--	74,937	--	--	--	75,000
June 30, 2003 ($0.50 per share)	75,000	75	--	--	37,425	--	--	--	37,500
September 30, 2003 ($1.00-$2.40 per share)	163,281	163	--	--	228,346	--	--	--	228,509
December 31, 2003 ($1.33-$2.80 per share)	145,450	145	--	--	258,717	--	--	--	258,862
Preferred stock issued for services:
March 31, 2003 ($1.00 per share)	30,000	30	--	--	29,970	--	--	--	30,000
June 30, 2003 ($1.00 per share)	51,250	51	--	--	51,199	--	--	--	51,250
September 30, 2003 ($1.00 per share)	67,035	67	--	--	66,968	--	--	--	67,035
December 31, 2003 ($1.88-$4.00 per share)	22,150	22	--	--	65,378	--	--	--	65,400
Collection of subscription receivable	--	--	--	--	--	--	15,500	--	15,500
Write-off of subscription receivable	--	--	--	--	--	--	21,800	--	21,800
Net loss	--	--	--	--	--	--	--	(3,535,479)	(3,535,479)
BALANCE - DECEMBER 31, 2003	887,166	$887	89,564,286	$89,564	$13,513,834	$(5,768)	$--	$(19,656,821)	$(6,058,304)

Proceeds from sale of preferred stock:
March 31, 2004 ($2.40-$4.80 per share)	130,077	130	--	--	400,126	--	--	--	400,256
June 30, 2004 ($0.80 per share)	15,625	16	--	--	12,484	--	--	--	12,500
Preferred stock issued for services:
March 31, 2004 ($2.00-$4.80 per share)	49,433	49	--	--	158,483	--	--	--	158,532
Proceeds from sale of common stock:

PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
September 30,2004 ($0.03-$0.15 per share)	--	--	2,541,595	2,541	205,059	--	--	--	207,600
December 31, 2004 ($0.05-$0.10 per share)	--	--	2,487,500	2,488	187,512	--	--	--	190,000
Common stock issued for services:
March 31, 2004 ($0.05 per share)	--	--	477,133	477	23,380	--	--	--	23,857
September 30,2004 ($0.05-$0.15 per share)	--	--	1,857,800	1,858	126,792	--	--	--	128,650
December 31, 2004 ($0.08-$0.10 per share)	--	--	532,500	533	40,968	--	--	--	41,501
Preferred stock dividend	--	--	--	--	(81,034)	--	--	--	(81,034)
Common stock issued for satisfaction of liabilities:
June 30, 2004 ($0.15 per share)	--	--	37,786,629	37,787	5,635,934	--	--	--	5,673,721
December 31, 2004 ($0.134 per share)	--	--	411,100	411	54,839	--	--	--	55,250
Preferred stock converted to common stock:
June 30, 2004	(133,250)	(133)	5,108,332	5,108	(4,975)	--	--	--	--
September 30, 2004	(269,263)	(269)	12,103,854	12,104	(11,835)	--	--	--	--
December 31, 2004	(65,375)	(65)	3,015,000	3,015	(2,950)	--	--	--	--
Net loss	--	--	--	--	--	--	--	(3,757,802)	(3,757,802)
BALANCE - DECEMBER 31, 2004	614,413	$615	155,885,729	$155,886	$20,258,617	$(5,768)	$--	$(23,414,623)	$(3,005,273)

Proceeds from sale of common stock:
March 31,2005 ($0.05 per share)	--	--	200,000	200	9,800	--	--	--	10,000
June 30, 2005 ($0.05-$0.06 per share)	--	--	700,000	700	39,300	--	--	--	40,000
September 30, 2005 ($0.07-$0.10 per share)	--	--	2,455,357	2,455	202,545	--	--	--	205,000
December 31, 2005 ($0.05-$0.07 per share)	--	--	3,879,283	3,879	236,081	--	--	--	239,960
Common stock issued for services:
March 31, 2005 ($0.05-$0.10 per share)	--	--	230,000	230	17,770	--	--	--	18,000
December 31, 2005 ($0.05-$0.06 per share)	--	--	407,500	408	21,219	--	--	--	21,627
Preferred stock dividend	--	--	--	--	(66,436)	--	--	--	(66,436)
Extension of 1,666,667 warrants	--	--	--	--	74,700	--	--	--	74,700
Common stock issued for satisfaction of liabilities:

PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
September 30, 2005 ($0.07 per share)	--	--	571,428	571	39,429	--	--	--	40,000
December 31, 2005 ($0.142 per share)	--	--	100,000	100	14,100	--	--	--	14,200
Preferred stock converted to common stock:
March 31, 2005	(55,970)	(56)	2,518,800	2,519	(2,463)	--	--	--	--
June 30, 2005	(34,020)	(34)	1,360,800	1,361	(1,327)	--	--	--	--
September 30, 2005	(286,650)	(287)	13,382,583	13,383	(13,096)	--	--	--	--
December 31, 2005	(2,188)	(2)	87,520	87	(85)	--	--	--	--
Net loss	--	--	--	--	--	--	--	(1,168,328)	(1,168,328)
BALANCE - DECEMBER 31, 2005	235,585	$236	181,779,000	$181,779	$20,830,154	$(5,768)	$--	$(24,582,951)	$(3,576,550)

Proceeds from sale of common stock:
March 21, 2006 ($0.07 per share)	--	--	3,600,000	3,600	246,400	--	--	--	250,000
May 8, 2002 ($0.08-$0.10 per share)	--	--	3,769,230	3,769	276,231	--	--	--	280,000
June 28, 2006 ($0.10 per share)	--	--	100,000	100	9,900	--	--	--	10,000
August 17, 2006 ($0.07 per share)	--	--	400,000	400	27,600	--	--	--	28,000
Common stock issued for services:
March 21, 2006 ($0.06 per share)	--	--	250,000	250	14,750	--	--	--	15,000
May 8, 2006 ($0.05 per share)	--	--	450,000	450	22,050	--	--	--	22,500
June 6, 2006 ($0.15 per share)	--	--	166,666	166	24,833	--	--	--	24,999
Common stock issued for repayment of debt:
February 13, 2006 ($0.11 per share)	--	--	438,785	439	48,046	--	--	--	48,485
April 3, 2006 ($0.08 per share)	--	--	614,131	614	50,790	--	--	--	51,404
April 6, 2006 ($0.08 per share)	--	--	1,959,631	1,960	154,614	--	--	--	156,574
June 6, 2006 ($0.10-$0.15 per share)	--	--	3,583,334	3,583	390,517	--	--	--	394,100
Preferred stock converted to common stock:	(46,668)	(47)	1,866,720	1,867	(1,820)	--	--	--
Reclassification of derivative liabilities upon conversion of debt	--	--	--	--	368,800	--	--	--	368,800
4,000,000 warrants granted for services, May 18, 2006	--	--	--	--	464,000	--	--	--	464,000
2,500,000 warrants granted for services, May 24, 2006	--	--	--	--	241,200	--	--	--	241,200
Reclassification of warrants and embedded conversion option upon issuance of convertible debt	--	--	--	--	(288,900)	--	--	--	(288,900)
Preferred stock dividend	--	--	--	--	(42,401)	--	--	--	(42,401)

PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Net loss	--	--	--	--	--	--	--	(2,072,917)	(2,072,917)
BALANCE - DECEMBER 31, 2006	188,917	$189	198,977,497	$198,977	$22,836,764	$(5,768)	$--	$(26,655,868)	$(3,625,706)

Proceeds from sale of common stock:
May 10, 2007 ($0.090 per share)	--	--	1,111,112	1,111	98,889	--	--	--	100,000
May 10, 2007 ($0.083 per share)	--	--	2,409,640	2,409	197,591	--	--	--	200,000
May 31, 2007 ($0.090 per share)	--	--	555,555	555	49,445	--	--	--	50,000
June 26, 2007 ($0.083 per share)	--	--	1,203,080	1,203	98,797	--	--	--	100,000
October 26, 2007 ($0.063 per share)	--	--	3,159,558	3,159	196,841	--	--	--	200,000
November 7, 2007 ($0.059 per share)	--	--	1,675,978	1,676	98,324	--	--	--	100,000
December 5, 2007 ($0.051 per share)	--	--	1,948,052	1,948	98,052	--	--	--	100,000
December 12, 2007 ($0.050 per share)	--	--	1,973,684	1,974	98,026	--	--	--	100,000
December 13, 2007 ($0.051 per share)	--	--	1,948,052	1,948	98,052	--	--	--	100,000
December 20, 2007 ($0.044 per share)	--	--	2,255,639	2,256	97,744	--	--	--	100,000
Stock for compensation:						--	--	--
May 2, 2007 ($0.110 per share)	--	--	2,500,000	2,500	272,500	--	--	--	275,000
December 14, 2007 ($0.040 per share)	--	--	1,000,000	1,000	39,000	--	--	--	40,000
Common stock issued in repayment of debt:
February 26, 2007 ($0.132 per share)	--	--	195,212	195	25,534	--	--	--	25,729
March 8, 2007 ($0.111 per share)	--	--	234,165	234	25,571	--	--	--	25,805
March 14, 2007 ($0.111 per share)	--	--	256,643	257	25,587	--	--	--	25,844
March 19, 2007 ($0.099 per share)	--	--	262,650	263	25,608	--	--	--	25,871
March 23, 2007 ($0.097 per share)	--	--	806,583	807	76,867	--	--	--	77,674
April 4, 2007 ($0.095 per share)	--	--	546,901	547	51,354	--	--	--	51,901
May 1, 2007 ($0.086 per share)	--	--	908,885	909	77,345	--	--	--	78,254
Stock for late payment penalty:						--	--	--
May 22, 2007 ($0.100 per share)	--	--	100,000	100	9,900	--	--	--	10,000
Preferred stock converted to common stock:						--
February 16, 2007	(2,848)	(3)	113,920	114	(111)	--	--	--	--
May 4, 2007	(250)	--	10,000	10	(10)	--	--	--	--
December 12, 2007	(625)	(1)	25,000	25	(24)	--	--	--	--
Cancellation of debt for no consideration	--	--	--	--	1,327,321	--	--	--	1,327,321
Surrender and cancellation of common stock	--	--	(20,000,000)	(20,000)	20,000	--	--	--	--
Reclassification of derivative liability	--	--	--	--	(227,300)	--	--	--	(227,300)
Amortization of warrants for services	--	--	--	--	311,916	--	--	--	311,916

PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Common stock to be issued	--	--	--	--	100,000	--	--	--	100,000
Preferred stock dividend	--	--	--	--	(399)	--	--	--	(399)
Net loss	--	--	--	--	--	--	--	(1,701,125)	(1,701,125)
BALANCE - DECEMBER 31, 2007	185,194	$185	204,177,806	$204,177	$26,129,184	$(5,768)	$--	$(28,356,993)	$(2,029,215)

Proceeds from sale of common stock:
$0.0357 per share - February 29, 2008	--	--	1,401,869	1,402	48,598	--	--	--	50,000
$0.0350 per share - March 7, 2008	--	--	2,857,142	2,857	97,143	--	--	--	100,000
$0.0350 per share - March 13, 2008	--	--	1,428,571	1,429	48,571	--	--	--	50,000
$0.0343 per share - March 13, 2008	--	--	2,912,622	2,913	97,087	--	--	--	100,000
$0.0900 per share - March 26, 2008	--	--	1,666,667	1,667	148,333	--	--	--	150,000
$0.1083 per share - March 26, 2008	--	--	461,538	462	49,538	--	--	--	50,000
$0.1000 per share - April 11, 2008	--	--	1,000,000	1,000	99,000	--	--	--	100,000
$0.1083 per share - May 5, 2008	--	--	923,077	923	99,077	--	--	--	100,000
$0.0917 per share - May 15, 2008	--	--	545,455	545	49,455	--	--	--	50,000
$0.0963 per share - May 15, 2008	--	--	519,031	519	49,481	--	--	--	50,000
$0.0963 per share - May 12, 2008	--	--	1,557,094	1,557	148,443	--	--	--	150,000
$0.1000 per share - May 23, 2008	--	--	500,000	500	49,500	--	--	--	50,000
$0.0840 per share - June 30, 2008	--	--	833,333	833	69,167	--	--	--	70,000
$0.0730 per share - July 25, 2008	--	--	1,369,863	1,370	98,630	--	--	--	100,000
Stock for receivables:
$0.0843 per share - May 12, 2008	--	--	17,000,000	17,000	1,416,100	--	(1,433,100)	--	--
$0.0843 per share - August 31, 2008	--	--	(13,000,000)	(13,000)	(1,082,900)	--	1,095,900	--	--
Accrued interest	--	--	--	--	--	--	(12,914)	--	(12,914)
Stock for compensation:
$0.0500 per share - March 13, 2008	--	--	1,000,000	1,000	49,000	--	--	--	50,000
$0.0400 per share - March 26, 2008	--	--	333,333	333	13,000	--	--	--	13,333
$0.1000 per share - May 29, 2008	--	--	1,000,000	1,000	99,000	--	--	--	100,000
$0.0500 per share – August 6, 2008			100,000	100	4,900				5,000
$0.0500 per share - September 19, 2008	--	--	2,050,000	2,050	100,450	--	--	--	102,500
Common stock issued in repayment of debt:
$0.02943 per share - January 9, 2008	--	--	947,119	947	26,927	--	--	--	27,874
$0.02500 per share - January 17, 2008	--	--	2,146,324	2,146	51,512	--	--	--	53,658
$0.02212 per share - January 17, 2008	--	--	1,250,000	1,250	48,750	--	--	--	50,000
$0.03108 per share - January 22, 2008	--	--	6,899,269	6,899	207,530	--	--	--	214,429
$0.02943 per share - February 1, 2008	--	--	562,282	562	15,986	--	--	--	16,548
Reclassification of derivative liability	--	--	--	--	70,766	--	--	--	70,766

PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Amortization of warrants for services	--	--	--	--	219,859	--	--	--	219,859
Issuance of common stock for $100,000 of subscription payable ($0.0443 per share) - January 4, 2008	--	--	2,255,639	2,256	(2,256)	--	--	--	--
Issuance of shares upon exercise of warrants ($0.0850 per share) - March 26, 2008	--	--	110,000	110	9,240	--	--	--	9,350
Preferred stock converted to common stock	(1,050)	(1)	42,000	42	(41)	--	--	--	--
Preferred stock dividend	--	--	--	--	(57)	--	--	--	(57)
Net loss	--	--	--	--	--	--	--	(1,737,614)	(1,737,614)
BALANCE - DECEMBER 31, 2008	184,144	$184	244,850,034	$244,849	$28,528,973	$(5,768)	$(350,114)	$(30,094,607)	$(1,676,483)

The accompanying notes are an integral part of these financial statements.

PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Statements of Cash Flows

	Years Ended December 31,		For the Period From January 1, 2002 through
	2008	2007	December 31, 2008
Cash Flows from Operating Activities:
Net loss	$(1,737,614)	(1,701,125)	$(15,563,010,)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	15,067	2,063	17,130
Amortization of patents	4,607	2,623	16,500
Interest expense - amortization of deferred financing	2,510	9,707	22,530
Stock based compensation	490,689	636,916	2,672,694
Interest expense - conversion provision	--	113,000	113,000
Interest receivable	(12,914)	--	(12,914)
Accretion of debt discount	71,657	204,901	569,078
Change in fair value of warrants and embedded conversion option	(151,751)	(544,200)	(567,851)
(Gain)/loss on settlement of debt	(384,114)	--	2,229,903
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	(11,902)	(28,962)	(3,646)
Security deposit	(17,441)	--	(17,441)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	152,024	244,940	1,794,955
Net Cash Used in Operating Activities	(1,579,182)	(1,060,137)	(6,010,870)

Cash Flows from Investing Activities:
Purchase of property and equipment	(138,517)	(21,050)	(159,567)
Patent costs	(28,328)	(25,543)	(53,871)
Net Cash Used in Investing Activities	(166,845)	(46,593)	(213,438)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	1,170,000	1,150,000	3,860,560
Proceeds from exercise of warrants	9,350	--	9,350
Proceeds from sale of common stock to be issued	--	100,000	300,000
Deferred financing costs	--	(7,530)	(22,530)
Proceeds from convertible promissory note	50,000	250,000	850,000
Proceeds from officers and directors convertible loans	200,000	100,000	300,000
Repayment of notes payable	(69,312)	(170,056)	(274,999)
Net Cash Provided by Financing Activities	1,360,038	1,422,414	6,218,208

Net (decrease) increase in cash	(385,989)	315,684	(6,100)
Cash at beginning of period	415,400	99,716	35,511

PureSafe Water Systems Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Statements of Cash Flows
(Continued)

Cash at end of period	$29,411	$415,400	$29,411

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$2,866	$10,556	$370,353

Non-Cash Investing Activities:
Notes Receivable for common stock issued	$337,200	$--	$337,200

Non-Cash Financing Activities:
Compensation satisfied by issuance of common stock	$--	$--	$55,250
Common stock issued in satisfaction of liabilities	$362,509	$311,078	$7,037,871
Reclassification of derivative liabilities	$70,766	$(227,300)	$501,166
Cancellation of debt for no consideration	$--	$--	$1,327,321

The accompanying notes are an integral part of these financial statements.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

PureSafe Water Systems, Inc. (the “Company”) is a Delaware corporation currently engaged in the design and development of its technology to be used in the manufacture and sale of water purification systems both in and outside the United States.  The Company's corporate headquarters is in Plainview, New York.  In November 2008, the Company’s name was changed from “Water Chef, Inc.”

The Company has generated nominal revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board (“FASB”) No. 7, "Accounting and Reporting for Development Stage Companies."  The Company is subject to a number of risks similar to those of other companies in an early stage of development.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED OPERATIONS

Basis of Presentation

The Company discontinued its water cooler and filtration operations in November 2001.  As a result, the Company has refocused its efforts on raising capital and developing markets for its proprietary technology.  Therefore, for financial purposes, the Company has determined that it has re-entered the development stage commencing January 1, 2002.  The Company's statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2008 represent the financial information cumulative, from inception/commencement, required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises."

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of approximately $1,700,000 for each of the years ended December 31, 2008 and 2007, respectively.  The Company has a working capital deficit of approximately $1,908,000 and $2,098,000 and a stockholders’ deficiency of approximately $1,676,000 and $2,029,000 at December 31, 2008 and 2007, respectively.

The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $30,000,000.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  The Independent Registered Public Accounting Firm’s report on our financial statements contains an explanatory paragraph about conditions that raise substantial doubt about the Company’s ability to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to bring our products to market and generate revenues, control costs, operate profitably and obtain additional financing, as required and on reasonable terms.  The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $10 million in the next twelve months to fund the following activities:

•	production of 25 PureSafe™ First Response Water Systems (the “PureSafe FRWS”) units;
•	submitting two fully functional PureSafe FRWS units for all necessary certifications;
•	launching a marketing program for the PureSafe FRWS;
•	establishing a sales and marketing network;
•	commencing the production and building inventory of 5 units of the PureSafe FRWS product; and
•	securing working capital.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

No assurance that such financing will be available on terms advantageous to the Company, or at all.  However, should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain of its operational activities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2008 and 2007 the Company did not have any cash equivalents.

Patents and Trademarks

Patents and trademarks are amortized ratably over nine to fourteen years.  The Company assesses the carrying value of its patents for impairment each year.  Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2008 and 2007.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt.

Property and Equipment

Property and equipment consists primarily of equipment and furniture and fixtures and is stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives (generally three to seven years) of the related assets.  Leasehold improvements, once placed in service, are amortized over the shorter of the useful life or the remainder of the lease term.  Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred.  Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

Stock-Based Compensation

The Company reports stock based compensation under SFAS No. 123R “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”), which require that equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants granted.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options or warrants.  The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2008	2007
Assumptions:
Risk-free interest rate	1.00%	5.00%
Expected life	3 years	3 years
Expected volatility	83%	90%
Dividends	0%	0%

During the year ended December 31, 2008 and 2007, the Company issued 4,483,333 and 3,600,000 shares of common stock and incurred a stock based compensation charge of approximately $ 271,000 and $325,000, respectively, based on the fair value on the date of the award.

During the years ended December 31, 2008 and 2007, the Company granted 833,333 and 14,100,000 warrants to employees and consultants for services provided.  Accordingly, the Company incurred a charge for stock-based compensation of approximately $220,000 and $312,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in selling, general and administrative expenses, were approximately $133,000 and $7,000 for the years ended December 31, 2008 and 2007, respectively.

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

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

Loss Per Share

Basic loss per share was computed using the weighted average number of outstanding common shares.  Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible preferred stock.  Common stock equivalents were excluded from the computation of diluted loss per share since their inclusion would be anti-dilutive.  Total shares issuable upon the exercise of options, warrants and the conversion of preferred stock and convertible debt for the years ended December 31, 2008 and 2007, were comprised as follows:

	As of December 31,
	2008	2007
Warrants	30,160,910	25,889,331
Convertible debt	9,748,787	13,735,042
Series F preferred stock	1,545,760	1,587,760
Total common stock equivalents	41,455,457	41,212,133

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

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes.  The Company expenses all research and development costs as incurred.  During the years ended December 31, 2008 and 2007, the Company incurred approximately $270,400 and $435,400, respectively, of research and development costs which are included in the statement of operations.

Derivative Financial Instruments

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for a conversion of the convertible promissory notes into shares of common stock at a rate which was determined to be variable.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” as amended (“SFAS 133”), and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”)

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF 00-19, as a result of entering into the convertible promissory notes, the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification required under EITF 00-19 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

Registration Payment Arrangements

The Company accounts for registration rights agreements in accordance with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  FSP 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 17, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have.  SFAS 141(R) would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.  However, SFAS 160 may affect future periods.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 “(“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

In April 2008, FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other US GAAP.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date.  Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting FSP 142-3 on its financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with US GAAP.  Currently, US GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 to have an impact on its financial statements.

In May 2008, FASB issued FSP Accounting Principles Board Opinion (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”).  FSB APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions.  The adoption of FSP APB 14-1 is not expected to have any impact on the Company’s financial statements; however FSP APB 14-1 may impact the accounting for future debt issuances.

In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5).  The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated  affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments.  EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied.  The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of adopting EITF 07-5 on the Company’s financial statements.

On June 16, 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP No. EITF 03-6-1.  The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on the Company’s financial statements.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2008 and 2007:

	2008	2007
Furniture and fixtures	$34,374	$--
Leasehold improvement	74,755	--
Equipment	50,438	21,050
	159,567	21,050
Accumulated depreciation amortization	(17,130)	(2,063)
Property and equipment, net	$142,437	$18,987

Depreciation and amortization expense was approximately $15,100 and $2,100 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5 - PATENTS AND TRADEMARKS

Patents and trademarks as of December 31, 2008 and 2007 consist of the following:

	2008	2007
Patents	$77,446	$50,043
Trademarks	2,480	1,555
Total cost	79,926	51,598
Accumulated amortization	(17,882)	(13,275)
Patents and trademarks, net	$62,044	$38,323

Amortization expense for the years ended December 31, 2008 and 2007 was approximately $4,600 and $2,600, respectively.  The following table presents the Company's estimate for amortization expense for each of the five succeeding years and thereafter.

Year Ended December 31,
2009	$5,267
2010	5,267
2011	5,267
2012	5,267
2013	5,267
2014 and thereafter	35,709
$62,044

NOTE 6 – PROMISSORY NOTES PAYABLE

Notes payable and accrued interest at December 31, 2008 and 2007 consists of the following:

December 31,
2008		2007
$201,589	(a)	$197,830	(a)
351,467	(b)	627,933	(b)

$553,056		$825,763

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

(a)
These are unsecured notes bearing interest ranging from 10% to 15% per annum, with no specific due date for repayment.  The amount due on these notes, inclusive of $118,367 of interest is $201,589 at December 31, 2008 and $197,830, inclusive interest of $11,608 at December 31, 2007.  [No demands for repayment have been made by the note holder.

(b)
In April 2001, the Company issued a $400,000 promissory note bearing interest at the rate of 2% per month.  In consideration for the issuance of this note, 500,000 shares of common stock were issued to the note holder and a $74,000 debt discount was recorded and fully amortized in the year ended December 31, 2001.  The principal balance and accrued interest was payable on September 1, 2001.  The Company did not make such payment and issued an additional 100,000 shares to the note holder as a penalty.  The Company recorded additional interest expense of $12,300 related to the issuance of these penalty shares.

In October 2007, the Company entered into a settlement agreement with this note holder.  Under the settlement agreement, the Company became obligated to make payments of $75,000 each on or before December 31, 2007 and June 30, 2008.  The June 30, 2008 payment remains unpaid.  In addition, the Company was obligated to issue 2,500,000 shares of common stock to the note holder as settlement for the remaining balance due under the promissory note of $477,934.  In January 2008, the Company issued 1,250,000 of the 2,500,000 shares.

In accordance with accounting guidance provided by EITF No 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recognized a gain of approximately $226,000 in connection with such transaction.

During 2008, questions arose as to who was the legal owner(s) of the note.  Under the advice of then outside counsel, the Company sent inquiries to various parties claiming an interest in the note and shares. As of December 31, 2008, the Company has not received a response from any of the parties contacted.  At December 31, 2008, the Company is reflecting a liability of $351,467, inclusive of interest payable of $151,467, which represents the unpaid settlement payment and the unissued shares.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable and accrued interest at December 31, 2008 and 2007 consists of the following:

December 31,
2008		2007
$--	(a)	69,313	(a)
--	(b)	190,045	(b)
30,925	(c)
30,925		$259,358

(a)
In November 2000, the Company entered into an agreement with an entity in which a former Company director had an ownership interest.  Under the terms of the agreement, the entity agreed to advance the Company up to a maximum of $300,000. The Company was advanced $100,000 in November 2000, $50,000 in December 2000 and $50,000 in January 2001 under the agreement.   Interest was to accrue on all outstanding advances at a rate of 10% per annum.  Repayment of all advances was to be made by January 15, 2002.  The Company failed to repay the debt by its maturity date and the debt holder commenced an action against the Company for repayment of the debt.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

On May 8, 2003, a judgment was entered against the Company in the amount of $245,389, which included accrued and unpaid interest of $45,389.   No payments were made on such judgment.

In April 2007, the Company entered into a payment arrangement with the debt holder which required the Company to make two payments of $25,000 each in May and June of 2007 and monthly payments of $10,000 thereafter until the judgment amount plus interest thereon, was paid in full.  As of December 31, 2007, the outstanding balance due the debt holder was $69,313. The remaining debt balance was fully repaid in August 2008.

(b)
On September 7, 2007, the Company entered into a loan agreement (the “2007 Loan Agreement”), pursuant to which the Company issued convertible promissory notes (the “2007 Loan Notes”) in the aggregate principal amount of $250,000 and bearing interest at 10% per annum and warrants (the “2007 Loan Warrants”) to purchase 1,384,786 shares of common stock at an exercise price of $0.096 per share.  The maturity date of the 2007 Loan Notes was March 5, 2008.  The holders of the 2007 Loan Notes were granted the right to convert all or a portion of the amount owed under the 2007 Loan Notes into shares of common stock at a conversion price equal to the lower of $0.12 per share or 82.5% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the conversion date.  However, the holders were each prohibited from exercising the 2007 Loan Warrants and/or converting the 2007 Loan Notes in such a manner as would result in the holder being a beneficial owner of more than 4.99% of the outstanding common stock at the time of such exercise/conversion.

Under the terms of the 2007 Loan Agreement, the Company was required to file a registration statement with the SEC registering for resale the shares of common stock issuable upon exercise of the 2007 Loan Warrants and conversion of the 2007 Loan Notes.  The Company was required to file the registration statement and have the registration statement declared effective by specified dates, the failure to do so would result in monthly penalties equal to 2% of the then outstanding aggregate principal amount of the 2007 Loan Notes.  The registration statement was not declared effective on or prior to the specified date in order for the Company to avoid penalties.  The registration statement was declared effective on December 26, 2007 and, as a result of such delay in effectiveness, the Company accrued $5,000 as a penalty.

The Company accounted for the issuance of the 2007 Loan Note in accordance with EITF 00-19.   Accordingly, the 2007 Loan Warrants and the embedded conversion option of the 2007 Loan Notes were recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the 2007 Loan Notes of $250,000 were recorded net of a discount of $203,000.  The debt discount consisted of $68,400 related to the fair value of the 2007 Loan Warrants and $135,300 related to the fair value of the embedded conversion option.  The debt discount was being charged to interest expense ratably over the term of the 2007 Loan Notes.  As of December 31, 2007, the outstanding amount owed under the 2007 Loan Notes (principal and accrued interest) was $190,045, net of a debt discount of $67,900.  In January 2008, the Company issued 8,408,670 shares of common stock in satisfaction of all amounts then due under the 2007 Loan Notes of $258,851, including $8,851 of accrued interest.

(c)
On December 17, 2008, the Company sold and issued a convertible promissory note in the principal amount of $50,000 bearing interest at 10% per annum and warrants to purchase 285,714 shares of common stock at an exercise price of $0.042 per share.  The convertible note matures on December 17, 2009.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.035 per share.

The Company accounted for the issuance of the convertible promissory note in accordance with EITF 00-19.   Accordingly, the warrants and the embedded conversion option of the convertible note is recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note $50,000 was recorded net of a discount of $19,500.  The debt discount consisted of approximately $2,800 related to the fair value of the warrants and approximately $16,700 related to the fair value of the embedded conversion option.  The debt discount was being charged to interest expense ratably over the term of the convertible note.  As of December 31, 2008, the outstanding amount owed under the convertible note (principal and accrued interest) was $30,925, net of a debt discount of $19,283.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

NOTE 8 - EQUITY AGREEMENT

On September 7, 2007, the Company entered into a 3-year private equity credit agreement (the “Equity Agreement”) pursuant to which the Company may, at its discretion, periodically sell shares of common stock to an investor for a total purchase price of up to $5.0 million.  For each share of common stock purchased under the Equity Agreement, the investor will pay the Company 94% of the three lowest closing bid prices during the valuation period of the common stock for the five trading days immediately following the notice date.  The investor’s obligation to purchase shares of the common stock under the Equity Agreement is subject to certain conditions, including volume limitations, the Company obtaining an effective registration statement for the shares of common stock to be sold under the Equity Agreement and, among other things, is limited to purchases that will not result in the investor being the beneficial owner of more than 4.99% of the outstanding common stock at the time of purchase.  To date no funds have been received under the Equity Agreement.

Under the terms of the Equity Agreement, the Company is required to file a registration statement and obtain its effectiveness prior to issuing any shares under the equity agreement.  Should the Company not maintain the effectiveness of the registration statement, the Company will be obligated to pay damages of 2% per month of the cost of the outstanding shares held by the investor.  As of December 31, 2008, the Company has not registered the underlying shares and has not issued any shares or received any proceeds under the Equity Agreement.    The Equity Agreement terminates on September 7, 2010.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

(a)
Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space in Plainview, New York.  The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.  The minimum lease payments due under this lease are as follows:

For the Years Ending December 31,
2009	$61,000
2010	63,000
2011	64,000
2012	66,000
2013	68,000
Thereafter	131,000
$453,000

Rent expense during the years ended December 31, 2008 and 2007 was approximately$85,800 and $44,800, respectively.

(b)
On June 9, 2008, the Company entered into a six month consulting agreement with Hidell-Eyster International Inc. for strategic planning and the continued development and marketing of the PureSafe FRWS.  The agreement provides for a fixed fee of $90,000, plus out of pocket expenses, and is payable at $15,000 per month.  The Company has incurred a charge of approximately $105,000, which has been included on the statement of operations as part of consulting fees and marketing expenses.  The agreement terminated in December 2008.  However, the Company continues to utilize the services of the consultant on a month to month basis.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

(c)
In August, 2008, the Company entered into a six month consulting agreement with Designs and Project Development Corp. (“D&P”) for planning and the continued development of the PureSafe FRWS.  The agreement provides for a fixed fee of $6,667 per month, plus reimbursement for expenses incurred by the consultant.  In addition to the fixed fees, the Company issued 100,000 shares of common stock, valued at $5,000, to D&P and issued warrants to purchase 200,000 shares of    common stock at $0.058 per share was granted to D&P’s president.  The Company recorded $13,100 stock-based compensation charge in connection with the securities issued in this transaction.  The Company also has incurred a charge of approximately $67,000, which has been included on the statement of operations as part of research and development expenses, in connection with the fixed fee portion of  this transaction.

(d)
On October 14, 2008, the Company entered into a settlement agreement with a vendor which resulted in the extinguishment of approximately $158,000 of then outstanding accounts payable.  The Company recorded a gain on this extinguishment of debt in the statement of operations for the year ended December 31, 2008.

NOTE 10 - COMMON STOCK ISSUED

During the year ended December 31, 2007, the Company recorded the following transactions:

Debt

During the year ended December 31, 2007, the Company issued 3,211,039 shares of common stock for the settlement of $300,000 of debt principal and $11,078 of accrued interest.

Conversion of preferred stock into common stock

During the year ended December 31, 2007, the Company issued 148,920 shares of common stock in connection with the conversion of 3,723 shares of preferred stock.

Cash

During the year ended December 31, 2007, the Company raised $1,150,000 through the sale of 18,240,350 shares of common stock and warrants to purchase 3,043,320 shares of common stock at an exercise price of $0.0532 to $0.076.  The warrants have a term of three years.

In December 2007, the Company received $100,000 as the consideration for the issuance of 2,255,639 shares of common stock and warrants to purchase 451,128 shares of common stock at an exercise price of $0.0532.  The warrants have a life of 3 years.  The Company issued these shares and warrants during the quarter ended March 31, 2008.

Services

During the year ended December 31, 2007, the Company issued 100,000 shares of common stock in satisfaction of a late payment penalty to one of its note holders.  The Company recorded a charge of $10,000 in connection with such issuance.

During the year ended December 31, 2007, the Company issued 3,500,000 shares of common stock to the Company’s Chief Executive Officer and Chief Financial Officer.  The Company incurred a stock-based compensation charge of $315,000 in connection with such issuance.

During the year ended December 31, 2007, the Company granted three-year warrant to purchase an aggregate 14,100,000 shares of common stock to various employees and consultants.  Of such warrants, warrants to purchase 5,100,000 shares were immediately exercisable, with the remaining warrants becoming exercisable over the terms of such warrants.  Each of the warrants is exercisable at $0.0532 to $0.1500 per share.  The Company incurred a stock-based compensation charge of approximately $312,000 in connection with the grant of the immediately exercisable warrants.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

Relinquishment of common stock

In connection with the resignation of the Company’s former President and Chief Executive Officer on January 29, 2007, the former officer surrendered to the Company for cancellation 20,000,000 shares of common stock.

During the year ended December 31, 2008, the Company recorded the following transactions:

Debt

The Company issued 10,554,994 shares of common stock in exchange for the cancellation of $312,509 of outstanding debt principal and accrued interest owed to three note holders, including the Company’s Chief Executive Officer.

In January 2008, the Company issued 1,250,000 shares of common stock in settlement of approximately $276,000 of principal and accrued interest due an unaffiliated party.  Under accounting guidance provided by EITF No 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recognized a gain of approximately $226,000 in connection with such transaction.

Conversion of preferred stock into common stock

The Company issued 42,000 shares of common stock in connection with the conversion of 1,050 shares of Series F preferred stock.

Cash

The Company received gross proceeds of $1,170,000 through the sale of an aggregate of 17,976,262 shares of common stock and warrants to purchase 3,595,251 shares of common stock at an exercise price of $0.0412 to $0.13 per share.  The warrants have a term of three years.

On January 4, 2008, the Company issued 2,255,639 shares of common stock and warrant to purchase 451,128 shares of common stock at an exercise price of $0.0532 per share in connection with the settlement of a $100,000 subscription payable.  The warrants have a term of three years.

During the year ended December 31, 2008, the Company issued 110,000 shares of common stock in connection with the exercise of warrants issued in October 2006 and received gross cash proceeds of $9,350.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

Services

The Company issued the following securities of the Company as compensation for services rendered:

•	1,000,000 shares of common stock to a consultant incurring a stock-based compensation charge of $50,000;
•.
100,000 shares of common stock and three-year warrants to purchase an additional 250,000 shares, at $0.058 per share, to a consultant incurring stock-based compensation charges of $5,000 and $8,100, respectively;

•	333,333 shares of common stock to an employee pursuant to a termination agreement, dated February 12, 2008, incurring a stock-based compensation charge of $13,333;
•
1,000,000 shares of common stock to the Company’s Chief Financial Officer in connection with entering into an employment agreement with the officer, incurring a stock-based compensation charge of $100,000; and

•
50,000 shares of common stock and three-year warrants to purchase an additional 50,000 shares, at $0.058 per share, to an employee incurring a stock-based compensation charge of $2,500 and $1,600, respectively.

On April 16, 2008, the Company approved the appointments of Peter Hayden and Gal Luft as special advisors to the Company’s Board of Directors.  In connection with their appointments, Mr. Hayden and Mr. Luft were each granted four-year warrants to purchase 45,000 shares of common stock.  The exercise price for these warrants is $0.0853.  The warrants are to vest at the rate of 15,000 warrants per year on each anniversary of the appointments.  The Company determined that the fair value associated with these warrants was nominal and has not accrued any cost related to the issuance of these warrants.  The Company has not yet delivered warrant certificates evidencing the warrants granted these special advisors.

On July 30, 2008, the Company issued 2,000,000 shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial Officer, with 1,000,000 shares vesting immediately and 1,000,000 shares vesting one year following issuance, provided the officer is employed by the Company on the anniversary date.  In connection the issuance of the initial aggregate 2,000,000 shares, the Company incurred a stock-based compensation charge of $100,000.

NOTE 11 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, issuable in series with rights, preferences, privileges and restrictions as determined by the Company’s board of directors.

At December 31, 2008, outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$53	$52,500	$727,600	$13.86	$1,252,600
Series D	2,000,000	93,000	93	55,800	696,000	7.48	1,231,350
Series F	1,000,000	38,644	39	--	190,328	--	--
		184,144	$185	$108,300	$1,613,928		$2,483,950

At December 31, 2007 outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$53	$52,500	$675,100	$12.85	$1,200,100
Series D	2,000,000	93,000	93	55,800	640,800	6.89	1,175,550
Series F	1,000,000	39,694	39	--	190,270	--	--
		185,194	$185	$108,300	$1,506,170		$2,375,650

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

Series A

The Series A preferred stock provides for a 10% cumulative dividend, based on the $10.00 per share purchase price, payable annually in common stock or cash, at the Company's option.  The Series A preferred stock is not convertible, and is redeemable solely at the Company's option at a price of $11.00 per share plus accrued dividends.  The Series A preferred stockholders have voting rights equal to common stockholders.  In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series A preferred stock are entitled to receive out of the assets of the Company the sum of $10.00 per share of Series A preferred stock then outstanding, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final payment or distribution, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series A preferred stock as to such payment or distribution.

Series D

The Series D preferred stock provides for a 12% cumulative dividend, based on the $5.00 per share purchase price, payable semi-annually in common stock or cash, at the Company's option.  The Series D preferred stock is not convertible, and is redeemable solely at the Company's option at a price of $5.75 per share plus accrued dividends.  The Series D Preferred stockholders have voting rights equal to the common stockholders.  In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series D preferred stock are entitled to receive out of the assets of the Company the sum of all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final payment or distribution, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series D preferred stock as to such payment or distribution.

Series F

The Series F 10% convertible preferred stock is a two-year convertible preferred instrument.  All dividends are cumulative and are payable in shares of common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier.  The conversion rate for shares and accrued dividends payable is 40 shares of common stock for each share of preferred stock.  The Series F convertible preferred stockholders have voting rights equal to the common stockholders.  The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation.  In connection with Series F Preferred Stock conversions, the Company recorded dividends of $58.00 and $399.00 for each of the years ended December 31, 2008 and 2007, respectively.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

NOTE 12 – STOCK WARRANTS

The following warrants were issued by the Company in connection with Convertible Promissory Notes:

The year ended December 31, 2007	1,384,786
The year ended December 31, 2008	1,298,534

The following warrants were issued by the Company in connection with various employment and compensation agreements:

The year ended December 31, 2007	14,100,000
The year ended December 31, 2008	1,556,666

The following warrants were issued by the Company in connection with private placements:

The year ended December 31, 2007	2,592,193
The year ended December 31, 2008	4,046,379

In February 2008, the Company cancelled 2,000,000 warrants in connection with the termination of a former employee.

In March 2008, 110,000 warrants were exercised.  The Company received $9,350 from the transaction.

The following tables sets forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the years ended December 31, 2008 and 2007:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Fair Value
Outstanding at December 31, 2006	7,812,352	$0.12	$22,059	$0.10

Granted	18,076,979	0.08	--	0.04
Expired	--	--	--	--
Exercised	--	--	--	--
Outstanding at December 31, 2007	25,889,331	0.11	--	0.05

Granted	6,811,579	0.07	--	0.06
Expired	(430,000)	0.12	--	--
Exercised	(110,000)	0.085	--	0.093
Cancelled	(2,000,000)	0.11	--	--
Outstanding at December 31, 2008	30,160,910	$0.11	--	$0.10

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

The following is additional information with respect to the Company's warrants as of December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Warrants	Weighted Average Exercise Price
$0.041	582,524	2.2 years	$0.041	582,524	$0.041
0.042	1,142,856	2.9 years	0.042	1,142,856	0.042
0.043	280,374	2.2 years	0.043	280,374	0.043
0.047	512,820	4.8 years	0.047	512,820	0.047
0.048	500,000	4.9 years	0.048	500,000	0.048
0.053	902,256	2.0 years	0.053	902,256	0.053
0.054	3,000,000	2.0 years	0.054	3,000,000	0.054
0.058	300,000	2.6 years	0.058	300,000	0.058
0.061	394,737	1.9 years	0.061	394,737	0.061
0.062	389,610	1.9 years	0.062	389,610	0.062
0.067	500,000	3.2 years	0.067	500,000	0.067
0.070	2,000,000	1.7 years	0.070	1,000,000	0.070
0.072	335,196	1.9 years	0.072	335,196	0.072
0.076	1,021,522	1.9 years	0.076	1,021,522	0.076
0.085	772,352	2.5 years	0.085	772,352	0.085
0.088	273,973	2.5 years	0.088	273,973	0.088
0.096	1,384,786	1.7 years	0.096	1,384,786	0.096
0.100	4,000,000	0.4 years	0.100	4,000,000	0.100
0.101	166,667	2.5 years	0.101	166,667	0.101
0.108	333,333	2.2 years	0.108	333,333	0.108
0.110	5,875,757	1.5 years	0.110	5,875,757	0.110
0.116	415,224	2.3 years	0.116	415,224	0.116
0.118	2,000,000	1.2 years	0.118	2,000,000	0.118
0.120	300,000	2.3 years	0.120	300,000	0.120
0.130	276,923	2.3 years	0.130	276,923	0.130
0.150	2,500,000	0.4 years	0.150	2,000,000	0.150
	30,160,910			28,660,910

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

The following is additional information with respect to the Company's warrants as of December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Warrants	Weighted Average Exercise Price
$0.053	451,128	3.0 years	$0.053	451,128	$0.053
0.054	3,000,000	3.0 years	0.054	--	--
0.061	394,737	2.9 years	0.061	394,737	0.061
0.062	389,610	2.9 years	0.062	389,610	0.062
0.062	389,610	3.0 years	0.062	389,610	0.062
0.070	2,000,000	2.7 years	0.070	--	--
0.072	335,196	2.9 years	0.072	335,196	0.072
0.076	631,912	2.8 years	0.076	631,912	0.076
0.085	882,352	1.8 years	0.085	882,352	0.085
0.096	1,384,786	2.8 years	0.096	1,384,786	0.096
0.100	4,000,000	1.4 years	0.100	4,000,000	0.100
0.110	7,100,000	2.3 years	0.110	3,100,000	0.110
0.118	2,000,000	2.2 years	0.118	1,000,000	0.118
0.140	430,000	.9 years	0.140	430,000	0.140
0.150	2,500,000	1.4 years	0.150	2,500,000	0.150
	25,889,331			15,889,331

NOTE 13 - RELATED PARTY TRANSACTIONS

(a)
On January 29, 2007, in connection with his resignation, the Company’s then President and Chief Executive Officer (i) surrendered his previously granted stock appreciation rights and all existing rights to severance payments under his employment agreement, (ii) forgave $525,738 of notes payable and accrued interest on such notes and (iii) relinquished his rights to $471,583 of unpaid and accrued salary.  The Company recorded the surrender, forgiveness and relinquishment of such liabilities, which aggregated to $947,321, as a contribution to capital.  The cancellation of the stock appreciation rights did not have an accounting impact.

(b)
In February 12, 2007, in connection with his resignation as a director of the Company, the resigning director waived his rights to any accrued consulting and director fees owed to him, which aggregated to $330,000. The Company recorded the waiver of such liabilities as a contribution to capital.

(c)
In March 2007, the Company’s Chief Executive Officer and a former director each made loans of $50,000 to the Company.  The loans accrue simple interest at the rate of 10% per annum and were due and payable 120 days after funding.  The loans carry an option that, if the loans were not repaid by June 14, 2007 and June 29, 2007, respectively, such options would entitle the lenders to convert their debt into shares of common stock at a conversion price equal to 50% of the average closing price of the common stock over the three previous business days preceding the date of demand for conversion is made.  Under accounting guidance provide by EITF 00-19, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability.  Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period.  In January 2008, the Chief Executive Officer converted her note plus accrued interest of $53,658 into 2,146,324 shares of common stock.  The $50,000 loan and $7,466 accrued interest owed to the former director are still outstanding.  The former director has made a demand for conversion, but the date of the demand is currently in question.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

(d)
In each of 2007 and 2008, a firm in which the Company’s Chief Financial Officer held a one-third equity position  was retained to prepare the Company’s income tax returns.  During the years ended December 31, 2007 and 2008, the Company incurred fees totaling $2,000 and $5,900, respectively, with respect to such services rendered.

(e)
On February 8, 2008, the Company’s Board of Directors authorized the negotiation of a termination agreement (the “Termination Agreement”) with the Company’s then Vice President of Sales and Marketing.  The Termination Agreement was finalized on February 12, 2008, pursuant to which the Company agreed to pay the former officer eight months’ salary at the rate of $7,000 per month commencing on February 12, 2008.  In addition, the Company was obligated to continue to contribute 80% of the health insurance premium with respect to the former officer through October 12, 2008.  One-third of the one million shares of common stock that the Company granted the former officer on April 23, 2007 vested immediately upon the execution of the Termination Agreement.  The balance of 666,367 shares was forfeited.  On March 26, 2008, the Company issued 333,333 shares of common stock to the former officer and recorded a charge to operations of approximately $13,300.  The 2,000,000 warrants the Company awarded the officer on April 23, 2007 were voided and, in replacement, the Company issued warrants to purchase 666,666 shares of common stock at an exercise price of $0.11 per share exercisable through April 23, 2010.  In connection with the issuance of the replacement warrants, the Company recorded a charge to operations of approximately $8,500.  The Company agreed to pay an additional sum of $7,000, representing repayment for all advances previously made by the former officer on behalf of the Company, in two installments which were paid prior to September 30, 2008.

(f)
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

(g)
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

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

The Company originally sought advice from its then outside attorneys in structuring the transactions contemplated by the April 2008 agreements.  The Company has terminated its relationship with such former attorneys.

Accordingly, for legal purposes, the consummation of the transactions contemplated by the August 2008 agreements has resulted, among other matters, in the following:

•
The April 2008 agreements being deemed rescinded in all respects ab initio and it being deemed as if the April 2008 agreements were never entered into, and that all mutual promises, covenants and/or agreements contained in the April 2008 agreements being of no force and/or effect;

•
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

•	The aggregate 13 million shares issued to Ms. Kessler and Mr. Lazar being deemed cancelled in all respects ab initio and it being deemed as if the shares were never issued or outstanding.

However, for accounting purposes, the transactions are reflected as occurring as the shares were issued and outstanding until August 18, 2008, the date the rescission agreements were entered into.

The Company cannot determine with certainty the effect of the entering into and rescission of these transactions nor the potential liabilities that may result from entering into the transactions contemplated by the April 2008 agreements regardless of the rescission of such transactions.  Accordingly, as of December 31, 2008, the Company has not accrued any liability that may be imposed, including, but not limited to, fines and penalties by appropriate governmental authorities, in the accompanying financial statements.

As of December 31, 2008, the Company has included the outstanding note receivable and accrued interest due from the consultant, totaling approximately $350,000, as part of stockholders’ deficiency.

(i)
On October 14, 2008, Leslie J. Kessler, the Company’s Chief Executive Officer, and Terry R. Lazar, the Company’s Chief Financial Officer each made loans of $50,000 to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued 256,410 warrants to each officer to purchase common stock at an exercise price of $0.047 per share.  The loans  are due and payable by or on October 14, 2009, provided, however, that each executive officer may, at the officer’s option and in lieu of conversion as set in the loan agreements, demand repayment of the loan amount plus all accrued and unpaid interest as of the date demand is received by the Company.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at any time.  The conversion price was set at $0.04 per share, which was the closing market price of the common stock as of the closing date of the loans.

(j)
On November 17, 2008, the Chief Executive Officer and the Chief Financial Officer each made second loans of $50,000 each to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued 250,000 warrants to each officer to purchase shares of common stock at an exercise price of $0.048 per share.  The loans are due and payable by or on November 17, 2009, provided, however, that each of the officers may, at the officer’s option and in lieu of conversion as set in the loan agreements, demand repayment of the loan amount plus all accrued and unpaid interest as of the date demand is received by the Company.  The loans were evidenced by the promissory notes the Company issued to these two officers which contain a conversion clause that allow each of the officers, at the officer’s sole option, to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at any time.  The conversion price was set at $0.04 per share, which was the closing market price of the common stock as of the closing date of the loans.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

The Company accounted for the issuance of the above convertible promissory note disclosed in item (i) and (j) in accordance with EITF 00-19.   Accordingly, the warrants and the embedded conversion option of the convertible note is recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note $100,000 was recorded net of a discount of approximately $78,800.  The debt discount consisted of approximately $11,200 related to the fair value of the warrants and approximately $67,600 related to the fair value of the embedded conversion option.  The debt discount is charged to interest expense ratably over the term of the convertible note.  As of December 31, 2008, the outstanding amount owed under the convertible promissory note (principal and accrued interest) was $128,192, net of a debt discount of $75,280.

NOTE 14 - INCOME TAXES

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

The Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  The Company files income tax returns in the United States (federal) and in primarily New York and various other state and local jurisdictions.  The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.  As of December 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

At December 31, 2008 and 2007, the Company has a deferred tax asset of approximately $9.9 million and $9.5 million which consists primarily of federal and state net operating losses.  SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates the length of carryback and carryforward periods, and expectations of future profits.

The valuation allowance primarily relates to the federal and state net operating losses for which utilization in future periods is uncertain.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers projected future taxable income and tax planning strategies in making this assessment.  Based on projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance increased approximately $400,000 during 2008 related to increased net operating losses.

PureSafe Water Systems, Inc.
(Formerly Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Financial Statements
(Continued)

For the year ended December 31, 2008 and 2007, no provision for income taxes has been provided for, as a result of continued net operating losses.  The Company is subject to certain state and local taxes based on capital.  The state and local taxes based on capital were immaterial for each of the years ended December 31, 2008 and 2007.

A reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Federal statutory rate	34.0%	34.0%
State tax benefit, net of federal tax	6.0	6.0
Permanent differences	(5.2)	(4.9)
Other	(2.2)	--
Change in valuation allowance	(22.6)	(35.1)
Effective rate	0.0%	0.0%

The Company has net operating loss carry-forwards for federal income tax purposes totaling approximately $25.2 million at December 31, 2008.  These carry-forwards expire between the years 2010 through 2028.  Utilization of these loss carry-forwards may be limited under Internal Revenue Code Section 382.

NOTE 15 - CREDIT RISK

The Company maintains its checking and money market accounts in banks.  Accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit.

Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

NOTE 16 – SUBSEQUENT EVENTS

In the first quarter of 2009, the Company sold an aggregate 6,357,079 shares of common stock and three-year warrants to purchase an additional 1,271,416 shares of common stock at an exercise price of $0.0348 to $0.0396 for gross proceeds of $195,000.

On February  23, 2009, the Company issued 1,000,000 share of common stock to a consultant pursuant to the term of a consulting agreement entered into in October 2007.  The Company recorded $20,000 of stock-based compensation in connection with this issuance.

On March 11, 2009, the Company issued 500,000 shares of common stock for the settlement of $27,368 of outstanding  payables with a service provider.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2009	PureSafe Water Systems, Inc.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Leslie J. Kessler	Chief Executive Officer, President	April 14, 2009
Leslie J. Kessler	and Director
(Principal Executive Officer)

/s/ Terry R. Lazar	Chief Financial Officer and Director	April 14, 2009
Terry R. Lazar	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Malcolm Hoenlein	Director	April 14, 2009
Malcolm Hoenlein