Form 10-Q
period 2009-03-31
PureSafe Water Systems, Inc.
filed 2009-05-20
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  001-09478

PureSafe Water Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Fairchild Avenue - Suite 250, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)

(516) 208-8250
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2009, 263,612,456 shares of common stock of the issuer were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PureSafe Water Systems, Inc.
(Formerly Known as Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$64,314	$29,411
Prepaid expenses and other current assets	36,855	53,890
Total current assets	101,169	83,301

Property and equipment, net of accumulated depreciation of $23,548 and $17,130, respectively	136,019	142,437
Other assets
Patents and trademarks, net of accumulated amortization of $19,199 and $17,882, respectively	60,727	62,044
Other assets	26,860	26,860
Total other assets	87,587	88,904
Total Assets	$324,775	$314,642

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$516,429	$410,925
Accrued compensation	197,000	155,000
Accrued consulting and director fees	180,000	178,000
Convertible notes payable to officer and director, including accrued interest of $18,421and $12,171, respectively and net of debt discount of $45,953 and $75,280, respectively	222,468	186,891
Convertible promissory notes, including accrued interest of $1,458 and $208 and net of debt discount of $13,813 and $19,283, respectively	37,646	30,925
Notes payable, including accrued interest of $272,047 and $269,833, respectively	555,269	553,056
Fair value of warrants	275,900	121,100
Fair value of embedded conversion options	191,500	164,900
Accrued dividends payable	190,328	190,328
Total current liabilities	2,366,540	1,991,125
Stockholders' deficiency
Preferred stock, $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference of $2,511,025 and $2,483,950 as of March 31, 2009 and December 31, 2008, respectively)	184	184
Common stock $.001 par value; 450,000,000 shares authorized; 252,707,114 shares issued and 252,702,714 shares outstanding as of March 31, 2009 and 244,850,034 shares issued and 244,845,634 outstanding as of December 31, 2008	252,707	244,849
Additional paid-in capital	28,789,045	28,528,973
Treasury stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscription receivable, including accrued interest of $17,901 and $12,914 respectively	(355,101)	(350,114)
Accumulated deficit, including $16,191,235 and $15,563,011 of deficit accumulated during the development stage as of March 31, 2009 and December 31, 2008, respectively	(30,722,832)	(30,094,607)
Total stockholders’ deficiency	(2,041,765)	(1,676,483)
Total Liabilities and Stockholders' Deficiency	$324,775	$314,642

See notes to condensed financial statements

PureSafe Water Systems, Inc.
(Formerly Known as Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Condensed Statements of Operations

	Three Months Ended		January 1, 2002
	March 31,		to
	2009	2008	March 31, 2009
Sales	$--	$--	$471,290
Costs and expenses (income) -
Cost of sales	--	--	575,680
Selling, general and administrative, including stock based compensation of $63,962 and $107,072 for the three months ended March 31, 2009 and 2008, respectively, and $2,736,656 for the period of January 1, 2002 to March 31, 2009	418,412	478,614	9,342,339
Non-dilution agreement termination costs	--	--	2,462,453
Research and development	2,234	111,521	708,002
Interest expense, including interest expense to a related party of $6,250 and $1,233 for the three months ended March 31, 2009 and 2008, respectively, and $140,023 for period of January 1, 2002 to March 31, 2009	45,079	79,499	1,561,799
Financing costs - extension of warrants	--	--	74,700
Interest expense - conversion provision	--	--	113,000
(Gain) loss on settlement of debt	--	(226,467)	2,229,903
Change in fair value of warrants and embedded conversion option	162,500	627,800	(405,351)
Total cost and expenses (income)	628,225	1,070,967	16,662,525
Net loss	(628,225)	(1,070,967)	(16,191,235)
Deemed dividend on preferred stock	--	--	(2,072,296)
Preferred stock dividends	(27,075)	(27,075)	(753,198)

Net loss attributable to common stockholders	$(655,300)	$(1,098,042)	$(19,016,729)

Basic and diluted net loss attributable to common stockholders per common share	*	(0.01)

Weighted average number of common shares outstanding – basic and diluted	239,169,385	218,163,033
_____
*	Less that $0.01.

See notes to condensed financial statements

PureSafe Water Systems, Inc.
(Formerly Known as Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Condensed Statement of Stockholders’ Deficiency
(Unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	at Cost	Receivable	Deficit	Deficiency
Balance at December 31, 2008	184,144	$184	244,850,034	$244,849	$28,528,973	$(5,768)	(350,114)	$(30,094,607)	$(1,676,483)

Proceeds from sale of common stock and warrants:
$0.0330 per share – January 16, 2009	--	--	757,576	758	24,242	--	--	--	25,000
$0.0320 per share – January 30, 2009	--	--	1,562,500	1,563	48,437	--	--	--	50,000
$0.0 320 per share – February 09, 2009	--	--	640,625	641	19,859	--	--	--	20,500
$0.0 299 per share – February 13, 2009	--	--	1,672,241	1,672	48,328	--	--	--	50,000
$0.0 290 per share – February 17, 2009	--	--	1,724,138	1,724	48,276	--	--	--	50,000
Common stock issued in repayment of debt:
$0.0547 per share – March 14, 2009	--	--	500,000	500	26,868	--	--	--	27,368
Common stock issued for services
$0.0200 per share – February 23, 2009	--	--	1,000,000	1,000	19,000	--	--	--	20,000
Stock for receivables	--	--	--	--	--	--	(4,987)	--	(4,987)
Reclassification of warrants to derivative liability	--	--	--	--	(18,900)	--	--	--	(18,900)
Amortization of warrants and options
for employees and non-employees
	--	--	--	--	43,962	--	--	--	43,962
Net loss	--	--	--	--	--	--		(628,225)	(628,225)

BALANCE – March 31, 2009	184,144	$184	252,707,114	$252,707	$28,789,045	$(5,768)	$(355,101)	$(30,722,832)	$(2,041,765)

See notes to condensed financial statements

PureSafe Water Systems, Inc.
(Formerly Known as Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Condensed Statements of Cash Flow
(Unaudited)

			January
	Three Months Ended		1, 2002
	March 31,		to March
	2009	2008	31, 2009
Cash Flows from Operating Activities:
Net loss	$(628,225)	$(1,070,967)	$(16,191,235)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation	6,418	1,052	23,548
Amortization of patents	1,317	860	17,817
Interest expense - amortization of deferred financing	--	2,510	22,530
Stock-based compensation	63,962	107,072	2,736,656
Interest expense - conversion provision	-	--	113,000
Stock subscription - interest receivable	(4,988)	--	(17,902)
Accretion of debt discount	34,797	67,900	603,875
Change in fair value of warrants and embedded conversion options	162,500	627,800	(405,351)
(Gain) loss on settlement of debt	--	(226,467)	2,229,903
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	17,035	4,853	13,389
Security deposit	--	--	(17,441)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	186,587	(146,655)	1,981,541
Net Cash Used in Operation Activities	(160,597)	(632,042)	(6,171,467)

Cash Flows from Investing Activities:
Purchase of property and equipment	--	--	(159,567)
Patent costs	--	--	(53,871)
Net Cash Used in Investing Activities	--	--	(213,438)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	195,500	500,000	4,056,060
Proceeds from exercise of warrants	--	9,350	9,350
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	--	--	850,000
Proceeds from officers’ and directors’ loans	--	--	300,000
Repayment of notes payable	--	(28,654)	(274,999)
Net Cash Provided by Financing Activities	195,500	480,696	6,413,708

(Continued on following page)

PureSafe Water Systems, Inc.
(Formerly Known as Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Condensed Statements of Cash Flow
(Unaudited)
(Continued From Previous Page)

			January
	Three Months Ended		1, 2002
	March 31,		to March
	2009	2008	31, 2009
Net (Decrease) Increase in Cash	34,903	(151,346)	28,803
Cash at Beginning of Year	29,411	415,400	35,511

Cash at End of Period	$64,314	$264,054	$64,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$567	$1,868	$370,920

NON-CASH INVESTING ACTIVITIES:
Notes receivable for common stock issued	$--	--	$674,400

NON-CASH FINANCING ACTIVITIES:
Accrued compensation satisfied by issuance of common stock	--	--	$55,250
Common stock issued in satisfaction of liabilities	$27,368	$362,509	$7,065,239
Reclassification of derivative liabilities	$18,900	$111,400	$520,066
Cancellation of debt for no consideration	--	$--	$1,327,321

See notes to condensed financial statements

PureSafe Water Systems, Inc.
(Formerly Known as Water Chef, Inc.)
(A Development Stage Company Commencing January 1, 2002)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS.

PureSafe Water Systems, Inc. (formerly known as Water Chef, Inc.) (the "Company")  is a Delaware corporation engaged in the design and development of its technology to be used in the manufacture  and sale of water purification systems, the PureSafe(TM) First Response Water System (the “PureSafe FRWS”), both within and outside of the United States. The Company's corporate headquarters is located in Plainview, New York.

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

The operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009.

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

The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for the evaluation allowances for deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets) and contingencies, as well as the recording and presentation of the Company’s common stock, preferred stock, option and warrant issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Stock-Based Compensation

The Company reports stock-based compensation under SFAS No. 123R “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”), which require that each such equity instrument is recorded at its fair value on the measurement date, which is typically the date the services are performed.

The Black-Scholes option valuation model is used to estimate the fair values of options. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the subject option.

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $30,723,000 and $30,095,000 as of March 31, 2009 and December 31, 2008, respectively, and has a working capital deficiency of approximately $2,265,000 and $1,908,000 as of March 31, 2009 and December 31, 2008, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $10 million in the next nine months to fund the following activities: the production of 30 commercialized PureSafe FRWS units; submitting two commercialized units for all necessary certifications; launching a marketing program for the PureSafe FRWS; establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.   The Company can give no assurance that such financing will be available on terms advantageous to us, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments.  EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied.  The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings.  The adoption of EITF 07-5 did not have a material impact on the Company’s financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amend the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs are effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP 115-2 and 124-2 on its financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP 157-4 on its financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). These FASB staff position and Accounting Principles Board opinion require disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company is evaluating the impact of these FASB staff position and Accounting Principles Board opinion on its financial statements.

NOTE 6: NET LOSS PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the three months ended March 31, 2009 and 2008 were as follows:

	March 31,
	2009	2008
Warrants	31,432,326	27,542,806
Convertible promissory notes	9,537,463	1,980,611
Convertible preferred stock	1,545,760	1,587,760
Total	42,515,549	31,111,177

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

In March 2009, the Company issued 500,000 shares of Common Stock in settlement of $27,368 of accounts payable  due a vendor.

Cash

During the three months ended March 31, 2009, for gross proceeds of $195,500 the Company sold an aggregate of 6,357,080 shares of common stock and warrants to purchase additional 1,271,416 shares of common stock at an exercise price of $0.0348 to $0.0396.  The warrants have a term of three years.

Services

On February 23, 2009, the Company issued 1,000,000 share of common stock to a consultant pursuant to the term of a consulting agreement entered into in October 2007.  The Company recorded $20,000 of stock-based compensation in connection with this issuance.

NOTE 8: RELATED PARTY TRANSACTIONS.

(a)
In March 2007, the Company’s former director made a loan of $50,000 to the Company. The loan accrues simple interest at the rate of 10% per annum and was due and payable 120 days after funding. The former director was granted the right, if the loan was not repaid by June 25, 2007, to convert his loan principal and interest into shares of common stock at a conversion price equal to 50% of the average closing price of the common stock over the three business days preceding the date on which demand for conversion is made.  Under accounting guidance provide by EITF 00-19, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and, as a result, have been presented as a derivative liability. Accordingly, the conversion right is marked to market through earnings at the end of each reporting period. As of March 31, 2009, the $50,000 loan and $9,949 of accrued interest owed to the former director is still outstanding.  The former director has made a demand for conversion, but the date of the demand currently is in question.

(b)
On October 14, 2008, Leslie J. Kessler, the Company’s Chief Executive Officer, and Terry R. Lazar, the Company’s Chief Financial Officer each made loans of $50,000 to the Company. The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued to each officer warrants to purchase 256,420 shares of common stock at an exercise price of $0.047 per share. The loans  are due and payable by or on October 14, 2009; provided, however, each executive officer may, at the officer’s option and in lieu of conversion as set in the loan agreements, demand repayment of the loan amount plus all accrued and unpaid interest as of the date demand is received by the Company. The loans are evidenced by the promissory notes of the Company issued to the two officers which each contain a conversion clause that grant the officers, exercisable at the officer’s sole discretion, to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at any time.  The conversion price is $0.04 per share, the closing market price of the common stock as of the funding date of the loans.

On November 17, 2008, the Chief Executive Officer and the Chief Financial Officer each made second loans of $50,000 to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, in connection with these second loans, the Company issued to each officer warrants to purchase 250,000 shares of common stock at an exercise price of $0.048 per share.  The loans are due and payable by or on November 17, 2009, provided, however, each of the officers may, at the officer’s option and in lieu of conversion as set in the loan agreements, demand repayment of the loan amount plus all accrued and unpaid interest as of the date demand is received by the Company.  The loans are evidenced by the promissory notes the Company issued to these two officers which contain a conversion clause that grant each of the officers, exercisable at the officer’s sole discretion, the right to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at any time.  The conversion price is $0.04 per share, the closing market price of the common stock as of the funding date of the loans.

The Company accounted for the issuance of these convertible promissory notes in accordance with EITF 00-19. The gross proceeds from the sale of the notes, $200,000, was recorded net of a discount of approximately $78,800. The debt discounts consisted of approximately $11,200 related to the fair value of the warrants and approximately $67,600 related to the fair value of the embedded conversion options. The debt discounts are charged to interest expense ratably over the term of the convertible notes.  As of March 31, 2009, the outstanding amount owed under the convertible promissory notes (principal and accrued interest) was $222,468, net of a debt discount of $45,953.

NOTE 9: SUBSEQUENT EVENTS.

(a)
In April 2009, the Company issued 250,000 shares of common stock and granted a five-year option to purchase an additional 250,000 shares of common stock to the Company’s controller.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option were granted under the Company’s 2008 Equity Incentive Plan.  The Company incurred stock-based compensation $10,250 and $7,100, respectively, in connection with such stock and option grant.

(b)
In April 2009, the Company issued 500,000 shares of common stock and granted a five-year option to purchase an additional 500,000 shares of common stock to the Company’s director of production.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option were granted under the Company’s 2008 Equity Incentive Plan.  The Company incurred stock-based compensation $20,500 and $14,200, respectively, in connection with such stock and option grant.

(c)
In April 2009, the Company issued 2,649,993 shares of common stock to the Company’s chief executive officer.  The issuance was made pursuant to the demand of the officer to convert convertible promissory notes in the aggregate principal amount of $100,000, plus $4,652.51 in accrued interest, into such shares of common stock.  The promissory notes were issued to her on October 14, and November 17, 2008.

(d)
In April 2009, the Company issued 2,649,993 shares of common stock to the Company’s chief financial officer.  The issuance was made pursuant to the demand of the officer to convert convertible promissory notes in the aggregate principal amount of $100,000, plus $4,652.51 in accrued interest, into such shares of common stock.  The promissory notes were issued to him on October 14, and November 17, 2008.

(e)
In April 2009, the Company granted the Company’s chief executive officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares are issuable on January 1, 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under the Company’s 2008 Equity Incentive Plan.  The Company incurred stock-based compensation $82,000 and $84,900, respectively, in connection with such stock and option grant.

(f)
In April 2009, the Company granted the Company’s chief financial officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares are issuable on January 1, 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under the Company’s 2008 Equity Incentive Plan.  The Company incurred stock-based compensation $82,000 and $84,900, respectively, in connection with such stock and option grant.

(g)
In April 2009, the Company granted the Company’s chief executive officer five-year warrants to purchase an aggregate 4,000,000 shares of common stock.  The warrants were made fully exercisable as of their grant date and have an exercise price of $0.041 per share.  The Company incurred stock-based compensation $113,200 in connection with the grant of such warrants.

(h)
On April 29, 2009, for gross proceeds of $25,000, the Company sold and issued 609,756 shares of common stock and three-year warrants to purchase an additional 121,951 shares of common stock at an exercise price of $0.0492 per share.

(i)
In May 2009, the Company issued 250,000 shares of common stock to a director in order to fulfill the Company’s obligation in connection with the appointment of the director effective March 14, 2008.  The Company incurred stock-based compensation of $7,750 in connection with such stock issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Comment

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes at and for the year ended December 31, 2008 contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “could,” “should,” “intend,” “estimate” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:
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

•	the effect on our business of recently reported losses within the financial, banking and other industries and the effect of such losses on the income and financial condition of our potential clients;
•	the impact of developments and competition within the industries in which we intend to compete;
•	adverse results of any legal proceedings;
•
the impact of current, pending or future legislation and regulation on water safety, including, but not limited to, changes in zoning and environmental laws and regulations within our target areas of operations;

•	our ability to maintain and enter into relationships with suppliers, vendors and contractors of acceptable quality of goods and services on terms advantageous to us;
•	the volatility of our operating results and financial condition;
•	our ability to attract and retain qualified senior management personnel; and
•	the other risks and uncertainties detailed in this Form 10-Q and, from time to time, in our other filings with the SEC.

Readers of this Quarterly Report on Form 10-Q should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements.  Readers should not place undue reliance on forward-looking statements contained in this Form 10-Q.  We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-Q or elsewhere, whether as a result of new information, future events or otherwise.

Results of Operations

Sales.  We recorded zero sales for the three months ended March 31, 2009 and 2008.

Until the fourth quarter of 2001, we were engaged in the manufacture and marketing of water coolers and water purification and filtration products.  In the fourth quarter of 2001, such business was sold so that we could concentrate on the further development, manufacturing and marketing of a line of water purification systems.  In 2007, new management made a strategic decision that the existing water filtration system had not produced any significant sales.  New management further recognized that the existing unit required significantly more engineering.  In 2007, we signed a contract with Bircon Ltd., an Israeli-based engineering consulting company, to design our new “PureSafe First Response Water System” (the “PureSafe FRWS”) line of water decontamination systems.  We believe the PureSafe FRWS product will result in our first significant sales since 2001.  We currently expect to recognize the first sales of the PureSafe product in the fourth quarter of 2009.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from sales of the PureSafe FRWS product.

Cost of sales.  We recorded zero cost of sales for the three months ended March 31, 2009 and 2008.

Selling, general and administrative.  We incurred selling, general and administrative expenses for the three months ended March 31, 2009 of $418,412 compared to $478,614 for the same period in 2008.  This decrease of $60,202 for the three months ending March 31, 2009 was primarily a result of the decrease of the following expenses: Audit fees has dropped $63,500; consulting fees decreased $25,494; salary expenses including deferred compensation dropped $17,790.  The comparative high consulting fees in 2008 was the result of non-recurring consulting fees incurred.  The decrease of salary expense was due to the fact that we eliminated the sales/marketing staff position in the first quarter of 2008 period.

Although the total selling, general and administrative dropped in 2009, marketing expense has increased to $66,344 in the first quarter of 2009 compared $0 in the same period of 2008.  The contributing factor for the increase in marketing expense is the fact that since we have completed PureSafe FRWS prototype, the focus of our efforts has shifted from research and development to production, marketing and sales.  We have retained Hidell-Eyster International Inc., a consulting company to providing strategic planning, product modification, and the continued development and marketing services of the PureSafe FRWS.  We also contracted a marketing company to design and produce marketing materials for a trade show we attended in Washington DC in April 2009.   While we will continue our research and development efforts, we expect to continue to increase marketing spending for at least next twelve months.

Research and development for the three months ended March 31, 2009 and 2008 was $2,234 and $111,521, respectively.  The $109,287 or 98% decrease in research and development expenses was, again, the result of the shift of our focus from research and development to marketing and sales since the completion of the PureSafe FRWS prototype in July 2008.   However, the downward trend in research and development spending is not the trend we expect to continue.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the three months ended March 31, 2009 and 2008 was $10,281 and $79,498, respectively.  The $69,217 or 87% decrease in interest expense was primarily the result of retiring and conversion of several promissory notes, resulting in no further accruing of interest since the third quarter of 2008.

Debt discount related interest expense for the three months ended March 31, 2009 and 2008 was $34,798 and $0, respectively.  In the fourth quarter of 2008, we received aggregate $250,000 in debt financing from our two executive officers and a non-affiliated party.  We incurred a total of $98,320 in debt discount related to such loans, which will be amortized over the term of the loans.

Change in fair value of warrants and embedded conversion options for the three months ended March 31, 2009 and 2008 were $162,500 and $627,800, respectively. The decrease in fair value of warrants and embedded conversion option in 2008 primarily resulted from the decreased fair value of the common stock during the first quarter of 2009 comparing with the same period in 2008.

(Gain) loss on settlement of debt for the three months ended March 31, 2009 and 2008 was $0 and $226,467.  In the first quarter of 2008, we issued 1,250,000 shares of our common stock to a note holder to retire $276,467 of outstanding debt. The fair market value of these 1,250,000 shares on the issuance date was $50,000 and we recognized a one-time gain on discharge of such debt of $226,467.

For all the above-stated reasons, the net loss for three months ended March 31, 2009 and 2008 was ($628,225) and ($1,070,967), respectively.

Liquidity and Capital Resources

As of March 31, 2009, we maintained a cash balance of $64,314 as compared to $264,054 as of the same date in 2008.

Net cash used in the operating activities in the three months ended March 31, 2009 and 2008 was $160,597 and $632,042, respectively.  The primarily factors that we used approximately $470,000 less cash in the first quarter of 2009 compared to the same period in 2008 were the following:
(a)	We paid approximately $70,000 less in accounting and audit fees.
(b)
In the first quarter of 2009, we paid $6,125 in consulting fees compared to $85,991 we paid in the same period of 2008, an approximately $80,000 reduction.  The main reason for the reduction is that two of our consultants agreed to defer their compensation until we have sufficient funds.

(c)
We paid $44,790 less in salary expense in the first quarter of 2009 compared in the same period in 2008 because a) we eliminated the sales/marketing position in 2008 resulted a smaller payroll and b) both our chief executive officer and chief financial officer chose to defer their compensations until we have sufficient funds.

(d)
We spent $2,807 in research and development in the three months ended March 31, 2009.  Compared to $241,023 we spent in the same period of 2008, a $238,216 reduction.  In the first quarter of 2008, our main focus was to complete the prototype of PureSafe(TM) First Response Water System.  Since the completion of the prototype in July of 2008, we are putting more focus on the marketing strategy planning and preparing to commercialize of our production.

We did not incur any capital expenditures in either the first quarter of 2009 or 2008.

In the three months ended March 31, 2009 and 2008, we raised $195,500 and $500,000 through sales of our common stock, respectively.  In the first quarter of 2008, an investor exercised warrant to purchase 110,000 shares of common stock.  We received $9,350 from such transaction.   We used $28,654 cash to repay notes payables in the first quarter of 2008.  From all the above activities, net cash provided by financing activities for first quarter of 2009 and 2008 was $195,500 and $480,696, respectively.

At March 31, 2009, we had a working capital deficit of approximately $2,265,000.  Absent fluctuations due to market to market changes in our outstanding detachable warrants, options and embedded conversion option liabilities, we continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $30,723,000. These conditions raise substantial doubt about our ability to continue as a going concern.  Our plans with respect to these matters include restructuring our existing debt and raising additional capital through future issuances of stock and/or debt.  We are seeking to raise an additional $10 million in the next nine months to fund the following activities: the production of 30 commercialized PureSafe FRWS units; submitting two commercialized units for all necessary certifications; launching a marketing program for the PureSafe FRWS; establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.  Provided we are successful in obtaining such financing, we believe that there will be revenue recognition by the fourth quarter of 2009. We can give no assurance that such financing will be available on terms advantageous to us, or at all.  Should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail some or all of our operational activities. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments.  EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied.  The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings.  The adoption of EITF 07-5 did not have an impact on our financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amend the guidance on other-than-temporary impairment for debt securities and modify the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FASB staff positions are effective for interim and annual periods ending after June 15, 2009. We are evaluating the impact of FSP 115-2 and 124-2 on our financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. We are evaluating the impact of FSP 157-4 on our financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosure about fair value of financial instruments in interim periods, as well as annual financial statements.  FSP 107-1 and APB 28-1are effective for interim periods ending after June 15, 2009. We are evaluating the impact of FSP 107-1 and APB 28-1 on our financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. We are currently in development stage as defined by SFAS No. 7.  The following is a list of what we believe are the most critical estimations that we make when preparing our financial statements.

Stock-Based Compensation

We report stock-based compensation under Statements of Financial Accounting Standards (“SFAS”) No. 123R (“123R”) “Share Based Payment.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, ”Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”), which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

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

The accounting treatment of derivative financial instruments requires that we record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of issuing the convertible promissory notes, we were required to reclassify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. We reassess the classification of the instruments at each balance sheet date. If the classification required under EITF Issue No. 00-19 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Registration Payment Arrangements

We account for registration rights agreements in accordance with FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.

Income taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

We have taken actions and implemented new policies to mitigate certain weakness we identified in 2008 which were disclosed in the 10-K we filed with SEC on April 15, 2009.

Entity Level.  We recognized the need to provide leadership and clear guidance to our employees regarding the maintenance and preparation of financial matters.  We have completed in January 2009, PureSafe Employee Handbook and provided a copy to each of our employee.   We are in the process of completing the policy and procedures manual and are expecting to complete and implement the policy and procedures in the second quarter of 2009.

Financial Reporting.  In 2008, we recognized that we needed to implement a more structured mechanism for evidence of review in the financial reporting process.  The following procedures have been implemented since the beginning of 2009, (a) CFO signs and date all financial documents upon the completion of reviewing such documents, (b) all approval or permission will be evidenced by either email or in writing.  No oral approval or permission is allowed, (c) General Journal is recorded only after CFO approves (in writing) such entry and (d) monthly bank reconciliations must complete within 15 days after month ends and reviewed by CFO 5 days after the completion of bank reconciliation.

Confidential Reporting mechanism.  In January 2009, we implemented a whistleblower program.  A toll-free number, as well as an email address, were posted on the homepage of our website to encourage our employee, contractors, sub-contractors, vendors to report any unethical or illegal behavior they suspect.

The above changes, implementation on  our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter will have materially affected, or are reasonably likely to materially strengthen our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is hereby made to Item 3 of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009 (Commission File No.: 0-5418), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we are a party.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2009, we sold an aggregate 6,357,080 shares of common stock and warrants to purchase an additional 1,271,416 shares of common stock at an exercise price of $0.0348 to $0.0396 to multiple investors for total proceeds of $195,500.

On March 14, 2009, we issued 500,000 shares of common stock to repay outstanding debt of $27,368 to a service provider.

In May 2009, we issued 250,000 shares of common stock to our director to fulfill our obligation in connection with the appointment of the director effective March 14, 2008.  We incurred stock-based compensation $7,750 in connection with this stock issuance.

We believe the issuances of the securities noted in this Item 2 were each exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the subject issuance was a transaction not involving any public offering.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description

10.1	Incentive Stock Option Agreement, dated April 17, 2009, between PureSafe Water Systems, Inc. and Leslie J. Kessler.
10.2	Incentive Stock Option Agreement, dated April 17, 2009, between PureSafe Water Systems, Inc. and Terry R. Lazar.
10.3	Incentive Stock Option Agreement, dated April 17, 2009, between PureSafe Water Systems, Inc. and Al Wolter.
10.4	Incentive Stock Option Agreement, dated April 17, 2009, between PureSafe Water Systems, Inc. and Jawyi Dillmann.
10.5	Warrant certificate evidencing 4,000,000 warrants registered in the name of Leslie J. Kessler.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2009	PureSafe Water Systems, Inc.

By:
Leslie J. Kessler
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

By:
Terry R. Kessler
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)