Form 10-Q/A
period 2009-03-31
PureSafe Water Systems, Inc.
filed 2009-05-21
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q/A.

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

Dated: May 20, 2009	PureSafe Water Systems, Inc.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)