Form 10-Q
period 2009-06-30
PureSafe Water Systems, Inc.
filed 2009-08-13
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2009, 268,161,102 shares of common stock of the issuer were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
PureSafe Water Systems, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$85,813	$29,411
Prepaid expenses and other current assets	48,459	53,890
Total current assets	134,272	83,301
Property and equipment, net of accumulated depreciation of $22,166 and $17,130, respectively	118,041	142,437
Other assets
Patents and trademarks, net of accumulated amortization of $20,563 and $17,882, respectively	64,452	62,044
Security deposit	26,860	26,860
Total other assets	91,312	88,904
Total Assets	$343,625	$314,642

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$710,908	$410,925
Accrued compensation	239,000	155,000
Accrued consulting and director fees	182,000	178,000
Convertible notes payable to officer and director, including accrued interest of $11,199 and $12,171, respectively	61,199	186,891
Convertible promissory note, including accrued interest of $2,708 and $208 and net of debt discount of $8,938 and $19,283 respectively	43,771	30,925
Notes payable, including accrued interest of $274,261 and $269,833, respectively	557,483	553,056
Fair value of warrants and options	398,700	121,100
Fair value of embedded conversion options	71,400	164,900
Accrued dividends payable	190,328	190,328
Total current liabilities	2,454,789	1,991,125

Stockholders' deficiency
Preferred stock, $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference of $2,538,100 and $2,483,950 as of June 30, 2009 and December 31, 2008, respectively)	184	184
Common stock $.001 par value; 450,000,000 shares authorized; 265,911,229 shares issued and 265,906,829 shares outstanding as of June 30, 2009 and 244,850,034 shares issued and 244,845,634 outstanding as of December 31, 2008	265,910	244,849
Additional paid-in capital	29,709,888	28,528,973
Treasury stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscription receivable (including accrued interest of $22,960 and $12,914, respectively)	(360,160)	(350,114)
Accumulated deficit, including $17,189,621 and $15,563,011 of deficit accumulated during the development stage as of June 30, 2009 and December 31, 2008, respectively	(31,721,218)	(30,094,607)
Total stockholders’ deficiency	(2,111,164)	(1,676,483)
Total Liabilities and Stockholders' Deficiency	$343,625	$314,642

See notes to condensed financial statements

PureSafe Water Systems, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Statements of Operations

	Three Months Ended		Six Months Ended		January 1, 2002
	June 30,		June 30,		to June
	2009	2008	2009	2008	30, 2009
Sales	$--	$--	$--	$--	$471,290
Costs and expenses (income) -
Cost of sales	--	--	--	$--	575,680
Selling, general and administrative, including stock based compensation of $518,042 and $131,115 for the three months ended June 30, 2009 and 2008 and $582,004 and $238,188 for the six months ended June 30, 2009 and 2008 and $3,254,698 for the period of January 1, 2002 to June 30, 2009	$876,386	$479,952	$1,294,798	958,566	10,218,725
Non-dilution agreement termination costs	--	--	--	--	2,462,453
Research and development	5,802	54,404	8,036	165,925	713,804
Interest expense, including interest expense to a related party of $2,083 and $0 for the three months ended June 30, 2009 and 2008, respectively and $8,333 and $0 for the six months ended June 30, 2009 and 2008, respectively and $142,106 for period of January 1, 2002 to June 30, 2009	56,798	4,823	101,877	84,322	1,618,597
Financing costs - extension of warrants	--	--	--	--	74,700
Interest expense - conversion provision	--	--	--	--	113,000
(Gain) loss on settlement of debt	--	--	--	(226,467)	2,229,903
Change in fair value of warrants and embedded conversion option	59,400	77,400	221,900	705,200	(345,951)
Total cost and expenses (income)	998,386	616,579	1,626,611	1,687,546	17,660,911

Net loss	(998,386)	(616,579)	(1,626,611)	(1,687,546)	(17,189,621)
Deemed dividend on preferred stock	--	--	--	--	(2,072,296)
Preferred stock dividends	(27,075)	(27,075)	(54,150)	(54,150)	(780,273)

Net loss attributable to common stockholders	$(1,025,461)	$(643,654)	$(1,680,761)	$(1,741,696)	$(20,042,190)

Basic and diluted net loss attributable to common stockholders per common share	*	*	(0.01)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	245,072,651	242,948,162	246,116,473	230,555,597
_____
*	Less that $0.01.
See notes to condensed financial statements

PureSafe Water Systems, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Statement of Stockholders’ Deficiency
(Unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	at Cost	Receivable	Deficit	Deficiency
Balance at December 31, 2008	184,144	$184	244,850,034	$244,849	$28,528,973	$(5,768)	(350,114)	$(30,094,607)	$(1,676,483)

Proceeds from sale of common stock and warrants:

$0.0330 per share – January 16, 2009	--	--	757,576	758	24,242	--	--	--	25,000
$0.0320 per share – January 30, 2009	--	--	1,562,500	1,563	48,437	--	--	--	50,000
$0.0 320 per share – February 09, 2009	--	--	640,625	641	19,859	--	--	--	20,500
$0.0 299 per share – February 13, 2009	--	--	1,672,241	1,672	48,328	--	--	--	50,000
$0.0 290 per share – February 17, 2009	--	--	1,724,138	1,724	48,276	--	--	--	50,000
$0.0 410 per share – April 29, 2009	--		609,756	610	24,390	--	--	--	25,000
$0.0 440 per share – May 28, 2009	--	--	568,182	568	24,432	--	--	--	25,000
$0.0 420 per share – June 3, 2009	--	--	595,238	595	24,405	--	--	--	25,000
$0.0600 per share – June 17, 2009	--	--	416,667	416	24,584	--	--	--	25,000
$0.0 700 per share – June 23, 2009	--	--	714,286	714	49,286	--	--	--	50,000
Common stock issued in repayment of debt:
$0.0547 per share – March 14, 2009	--	--	500,000	500	26,868	--	--	--	27,368
$0.039 per share – April 17, 2009	--	--	2,694,438	2,694	102,391				105,085
$0.040 per share – April 17, 2009	--	--	2,605,548	2,606	101,613				104,219
Common stock issued for services
$0.0200 per share – February 23, 2009	--	--	1,000,000	1,000	19,000	--	--	--	20,000
$0.041 per share – April 17, 2009	--	--	4,750,000	4,750	190,000	--	--	--	194,750
$0.035 per share – May 6, 2009	--	--	250,000	250	8,500	--	--	--	8,750
Stock for receivables	--	--	--	--	--	--	(10,046)	--	(10,046)
Reclassification of warrants to derivative liability			--	--	37,800	--	--	--	37,800
Amortization of warrants and options for employees and non-employees					358,504				358,504

Net loss	--	--	--	--	--	--		(1,626,611)	(1,626,611)

BALANCE – June 30, 2009	184,144	$184	265,911,229	$265,910	$29,709,888	$(5,768)	$(360,160)	$(31,721,218)	$(2,111,164)

PureSafe Water Systems, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Statements of Cash Flow
(Unaudited)

	Six Months Ended		January 1, 2002
	June 30,		to June
	2009	2008	30, 2008
Cash Flows from Operating Activities:
Net Loss	$(1,626,611)	$(1,687,546)	$(17,189,621)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation	11,869	2,313	28,999
Loss on sale of property and equipment	8,177	--	8,177
Amortization of patents	2,680	2,060	19,180
Interest expense - amortization of deferred financing	--	2,510	22,530
Stock based compensation	582,004	238,188	3,254,698
Interest expense - conversion provision	-	--	113,000
Stock subscription - interest receivable	(10,046)	--	(22,960)
Accretion of debt discount	85,626	67,900	654,704
Change in fair value of warrants and embedded conversion option	221,900	705,200	(345,951)
(Gain) loss on settlement of debt		(226,467)	2,229,903
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	5,431	(1,779)	1,785
Security deposit	--	(17,441)	(17,441)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	430,611	(77,287)	2,225,565
Net Cash Used in Operation Activities	(288,359)	(992,349)	(6,299,229)

Cash Flows from Investing Activities:
Purchase of property and equipment	--	(101,891)	(159,567)
Proceeds from sale of property and Equipment	4,350	--	4,350
Patent costs	(5,089)	(23,154)	(58,960)
Net Cash Used in Investing Activities	(739)	(125,045)	(214,177)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	345,500	1,070,000	4,206,060
Proceeds from exercise of warrants	--	9,350	9,350
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	--	--	850,000
Proceeds from officers’ and directors’ loans	--	--	300,000
Repayment of notes payable	--	(57,958)	(274,999)
Net Cash Provided by Financing Activities	345,500	1,021,392	6,563,708

(Continued on following page)

PureSafe Water Systems, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Statements of Cash Flow
(Unaudited)
(Continued From Previous Page)

	Six Months Ended		January 1, 2002
	June 30,		to June
	2009	2008	30, 2009
Net (Decrease) Increase in Cash	56,402	(96,002)	50,302
Cash at Beginning of Year	29,411	415,400	35,511

Cash at end of period	$85,813	$319,398	$85,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$943	$2,866	$371,296

NON-CASH INVESTING ACTIVITIES:
Notes receivable for common stock issued	$--	1,433,100	$337,200

NON-CASH FINANCING ACTIVITIES:
Compensation satisfied by issuance of common stock	--	--	$55,250
Common stock issued in satisfaction of liabilities	$236,672	$362,509	$7,037,871
Reclassification of derivative liabilities upon conversion of debt	$86,400	$77,700	$587,566
Reclassification of equity instruments to liabilities upon issuance of equity instruments	48,600	$--	$48,600

Cancellation of debt for no consideration	--	$--	$1,327,321

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

The operating results for the three and six months period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009.

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

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $31,721,000 and $30,095,000 as of June 30, 2009 and December 31, 2008, respectively, and has a working capital deficiency of approximately $2,321,000 and $1,908,000 as of June 30, 2009 and December 31, 2008, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4: RECENT ACCOUNTING STANDARDS.

In May 2008, the FASB issued SFAS No. 162,  The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement became effective on January 1, 2009. The adoption of SFAS 162 did not have a material impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial position and results of operations.

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

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amend the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 and 124-2 did not have a material impact on the Company’s financial position and results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s financial position and results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). These FASB staff position and Accounting Principles Board opinion require disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FASB 107-1 and APB 28-1 did not have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued.  SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS. 168”).  Statement No. 168 supersedes Statement No. 162 issued in May 2008.  Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This Statement is effective for our quarterly reporting period ending September 30, 2009.  The adoption of Statement No. 168 is not expected to have any impact on the Company’s financial position and results of operations.

NOTE 5: NET LOSS PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the six months ended June 30, 2009 and 2008 were as follows:

	June 30,
	2009	2008
Warrants	36,353,152	28,718,403x
Convertible promissory notes	3,438,554	1,632,937
Convertible preferred stock	1,545,760	1,587,760
Total	41,337,466	31,939,100

NOTE 6: STOCKHOLDERS' DEFICIENCY.

Debt

In March 2009, the Company issued 500,000 shares of Common Stock in settlement of $27,368 of accounts payable due a vendor.

Cash

During the six months ended June 30, 2009, for gross proceeds of $345,500 the Company sold an aggregate of 9,261,209 shares of common stock and warrants to purchase additional 1,852,242 shares of common stock at an exercise price of $0.0348 to $0.0840.  The warrants have a term of three years.

Services

During the six months ended June 30, 2009, the Company issued the following securities of the Company as compensation for services rendered:

1.
1,000,000 shares of common stock to a consultant pursuant to the term of a consulting agreement entered into in October 2007.  The Company recorded $20,000 of stock-based compensation in connection with this issuance;

2.
500,000 shares of common stock and granted a five-year option to purchase an additional 500,000 shares of common stock to the Company’s director of production.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option were granted under the Company’s 2008 Equity Incentive Plan. The Company recorded stock-based compensations of $20,500 and $14,200, respectively;

3.
250,000 shares of common stock and granted a five-year option to purchase an additional 250,000 shares of common stock to the Company’s controller.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option were granted under the Company’s 2008 Equity Incentive Plan. The Company recorded stock-based compensations of $10,250 and $7,100, respectively

NOTE 7: RELATED PARTY TRANSACTIONS.

(a)
In March 2007, the Company’s Chief Executive Officer and a former director each made loans of $50,000 to the Company. The loans pay simple interest at the rate of 10% per annum and were due and payable 120 days after funding. The loans from the Chief Executive Officer and the director carry an option that, if the loans were not repaid by June 14, 2007 and June 29, 2007, respectively, such options would entitle the lenders to convert their debt into shares of Common Stock at a price equal to 50% of the average closing price of the Common Stock over the three previous business days preceding the date of demand for conversion is made. Under accounting guidance provide by EITF 00-19, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability. Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period.  As of June 30, 2009, the $50,000 loan and $11,199 of accrued interest owed to the former director is still outstanding.   In July 2009, the former director expressed that he would like the Company to pay him back the loan and accrued interest and did not want to convert the loan.

(b)
On October 14, 2008, Leslie J. Kessler, the Company’s Chief Executive Officer, and Terry R. Lazar, the Company’s Chief Financial Officer each made loans of $50,000 to the Company. The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued to each officer warrants to purchase 256,420 shares of common stock at an exercise price of $0.047 per share. The loans  are due and payable by or on October 14, 2009;  provided ,  however , each executive officer may, at the officer’s option and in lieu of conversion as set in the loan agreements, demand repayment of the loan amount plus all accrued and unpaid interest as of the date demand is received by the Company. The loans are evidenced by the promissory notes of the Company issued to the two officers which each contain a conversion clause that grant the officers, exercisable at the officer’s sole discretion, to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at any time.  The conversion price is $0.039 per share, the closing market price of the common stock as of the funding date of the loans.

On November 17, 2008, the Chief Executive Officer and the Chief Financial Officer each made second loans of $50,000 to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, in connection with these second loans, the Company issued to each officer warrants to purchase 250,000 shares of common stock at an exercise price of $0.048 per share.  The loans are due and payable by or on November 17, 2009,  provided ,  however , each of the officers may, at the officer’s option and in lieu of conversion as set in the loan agreements, demand repayment of the loan amount plus all accrued and unpaid interest as of the date demand is received by the Company.  The loans are evidenced by the promissory notes the Company issued to these two officers which contain a conversion clause that grant each of the officers, exercisable at the officer’s sole discretion, the right to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at any time.  The conversion price is $0.04 per share, the closing market price of the common stock as of the funding date of the loans.

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

On April 17, 2009, the Chief Executive Officer and the Chief Financial Officer both made demands to convert the then existing loan including accrued interest into the Company’s common stock based on the term set forth in the October 14 and November 17, 2008 promissory notes.  The Company issued 5,299,986 shares of common stock to the Chief Executive Officer and  the Chief Financial Officer in connection of such conversions of total $200,000 debt principal and $9,304 accrued interest.

(c)
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

(d)
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

(e)
In April 2009, the Company granted the Company’s chief executive officer five-year warrants to purchase an aggregate 4,000,000 shares of common stock.  The warrants were made fully exercisable as of their grant date and have an exercise price of $0.041 per share.  The Company incurred stock-based compensation $113,200 in connection with the grant of such warrants.

(f)
In May 2009, the Company issued 250,000 shares of common stock to a director in order to fulfill the Company’s obligation in connection with the appointment of the director effective March 14, 2008.  The Company incurred stock-based compensation of $8,750 in connection with such stock issuance.

NOTE 8: CREDIT RISK.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk with respect to its cash deposits.

NOTE 9: SUBSEQUENT EVENT

Management has evaluated all subsequent events after the balance sheet date and through the financial issuance date for appropriate accounting and disclosure.

In the 3rd quarter of 2009, the Company raised $170,000 through the sale of 2,254,273 shares of common stock and warrants to purchase additional 468,421 shares of common stock at an exercise price of $0.0864 to $0.0876.  The warrants have a term of three years.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “could,” “should,” “intend,” “estimate” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

—	our ability to raise capital to finance our research and development and operations, when needed and on terms advantageous to us;

—	our ability to manage growth, profitability and marketability of our products;

—	general economic and business conditions;

—
the effect on our business of recent credit-tightening throughout the United States and the world, especially with respect to federal, state, local and foreign government procurement agencies, as well as quasi-public, charitable and private emergency response organizations;

—	the effect on our business of recently reported losses within the financial, banking and other industries and the effect of such losses on the income and financial condition of our potential clients;

—	the impact of developments and competition within the industries in which we intend to compete;

—	adverse results of any legal proceedings;

—
the impact of current, pending or future legislation and regulation on water safety, including, but not limited to, changes in zoning and environmental laws and regulations within our target areas of operations;

—	our ability to maintain and enter into relationships with suppliers, vendors and contractors of acceptable quality of goods and services on terms advantageous to us;

—	the volatility of our operating results and financial condition;

—	our ability to attract and retain qualified senior management personnel; and

—	the other risks and uncertainties detailed in this Form 10-Q and, from time to time, in our other filings with the SEC.

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

Results of Operations

Sales.  We recorded zero sales for the three months and six months periods ended June 30, 2009 and 2008.

Until the fourth quarter of 2001, we were engaged in the manufacture and marketing of water coolers and water purification and filtration products.  In the fourth quarter of 2001, such business was sold so that we could concentrate on the further development, manufacturing and marketing of a line of water purification systems.  In 2007, new management made a strategic decision that the existing water filtration system had not produced any significant sales.  New management further recognized that the existing unit required significantly more engineering.  In 2007, we signed a contract with Bircon Ltd., an Israeli-based engineering consulting company, to design our new “PureSafe First Response Water System” (the “PureSafe FRWS”) line of water decontamination systems.  We believe the PureSafe FRWS product will result in our first significant sales since 2001.  We currently expect to recognize the first sales of the PureSafe product in the third quarter of 2009.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from sales of the PureSafe FRWS product.

Cost of sales.  We recorded zero cost of sales for the three months and six months ended June 30, 2009 and 2008.

Selling, general and administrative.  We incurred selling, general and administrative expenses for the three months ended June 30, 2009 of $876,386 compared to $479,952 for the same period in 2008, a $396,434 or 83% increase.  The primary reason for the increase is the $386,927 increase in stock-based compensation in 2009 compared with same period in 2008.  In the 2nd quarter of 2009, the Company incurred $518,042 stock-based compensation from issuing 5,000,000 shares of common stock and options and warrants to purchase additional 10,750,000 shares of common stock to various parties.  Marketing expense continued the trend from the first quarter of 2009 had significant increase when comparing with the same period of 2008.  Marketing expense incurred in the second quarter of 2009 was $50,526, compared with $23,121 for the same period in 2008, a $27,405, or 119% increase.  The contributing factor for the increase in marketing expense is the fact that since we have completed PureSafe FRWS prototype, the focus of our efforts has shifted from research and development to production, marketing and sales.  Hidell-Eyster International Inc., a consulting company we retained in June 2008 continues to provide services in strategic planning, product modification, and the development and marketing services of the PureSafe FRWS.

Selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were $1,294,798 and $958,566, respectively.  Main contributors to the $336,232 increase include the following: the rent and rent related expenses increased approximately $23,000.  Audit and accounting fees for six months ended June 2009 was $79,835, compared to $152,913 in 2008, a $73,078 or 48% drop.  The drastic drop in audit and accounting fees were credited to a more experienced accounting and finance team resulted less audit hours incurred in the preparation of 2008 10-K and 2009 first quarter 10-Q compared to the same period in 2008.  Marketing expense for six months ended June 30, 2009 was $116,670, compared to $23,121 in 2008, a $93,549 increase.  Again, the increase in marketing expense in 2009 was the shift in our focus from research and development to production, marketing and sales since July 2008.  Stock-based compensation has the most drastic increase when comparing the six months ended June 30, 2009 to same period in 2008.    We incurred $582,004 stock-based compensation in 2009 and $238,188 in 2008, a $343,816 increase.

Research and development.  The research and development expense for the three months ended June 30, 2009 was $5,802.  Compared with $54,404 incurred in the same period of 2008, a $48,602 or 89% decrease; and, for the six months ended June 30, 2009 and 2008 was $8,036 and $165,925, respectively, a $157,889 decrease.  Since the completion of  the prototype of PureSafe FRWS in July of 2008, we spent a lot less funds in research and development and put more focus on commercialization of the product, production and building marketing and sales model and team.  Our director of production, with the collaborations from  Hidell-Eyster International and our director of technology, Gil Tenne, is currently working on the modifications of PureSafe FRWS from the original design shown in our prototype to a commercialized product.  We do expect to see the increased spending in research and development in the third or fourth quarters of 2009.

Interest expense (non-debt discount related) for the three months ended June 30, 2009 and 2008 was $5,970 and $4,823, respectively; for the six months ended June 30, 2009 and 2008 was $16,252 and $84,322, respectively.

Debt discount related interest expense for the three months ended June 30, 2009 and 2008 was $50,828 and $0, respectively.  For six months ended June 30, 2009 and 2008 was $85,626 and $0, respectively.  The debt discount related interest expenses incurred in this period included a one-time $45,953 charge associated with the conversion of four promissory notes held by our Chief Executive Officer and Chief Financial Officer in April 2009.

Change in fair value of warrants and embedded conversion options for the three months ended June 30, 2009 and 2008 were $59,400 and $77,400; for the six months ended June 30, 2009 and 2008 was $221,900 and $705,200, respectively.  The $483,300 decrease comparing the six months ended June 30, 2009 and 2008 was the results of decreased fair value of the common stock in 2009.

For all the above-stated reasons, the net loss for three months ended June 30, 2009 and 2008 was ($998,386) and ($616,579), respectively; and for six months ended June 30, 2009 and 2008 was ($1,626,611) and ($1,687,546), respectively.

Liquidity and Capital Resources

As of June 30, 2009, we maintained a cash balance of $85,813 as compared to $319,398 as of the same date in 2008.

Net cash used in the operating activities in the six months ended June 30, 2009 and 2008 was $288,359 and $992,349, respectively.  The primarily factors that we used approximately $704,000 less cash in the six months ended June 30, 2009 compared to the same period in 2008 were the following:

a.	We paid approximately $360,000 to Bircon Ltd on research and development for our prototype in the six months ended June 30, 2008 and made no such payments in the same period of 2009;
b.	Our Chief Executive Officer, Chief Financial Officer and some of our consultants agreed to defer their compensation since August 2008 so we can utilize the limited funds in a more productive way.

Net cash used in capital expenditures in the six months ended June 30, 2009 and 2008 was $739 and $125,045, respectively.   The cash paid in 2008 for capital expenditures were spent on leasehold improvements, furniture and fixtures, equipments for the new headquarters and we also paid $23,154 in the first six months of 2008 for the pending patent we applied in 2008 for the technology used on our PureSafe FRWS.

In the six months ended June 30, 2009 and 2008, we raised $345,500 and $1,070,000 through sales of our common stock, respectively.  In the first quarter of 2008, an investor exercised a warrant to purchase 110,000 shares of common stock.  We received $9,350 from such transaction.   We used $57,958 cash to repay notes payables in the first quarter of 2008.  From all the above activities, net cash provided by financing activities for the first six months of 2009 and 2008 was $345,500 and $1,021,392, respectively.

As the results of all activities above, we had a $56,402 net increase in cash for the six months ended June 30, 2009 and a $96,002 net decrease in cash for the same period in 2008.

At June 30, 2009, we had a working capital deficit of approximately $2,321,000.  Absent fluctuations due to market to market changes in our outstanding detachable warrants, options and embedded conversion option liabilities, we continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $31,721,000. These conditions raise substantial doubt about our ability to continue as a going concern.  Our plans with respect to these matters include restructuring our existing debt and raising additional capital through future issuances of stock and/or debt.  We are seeking to raise an additional $10 million in the next nine months to fund the following activities: the production of 30 commercialized PureSafe FRWS units; submitting two commercialized units for all necessary certifications; launching a marketing program for the PureSafe FRWS; establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.  Provided we are successful in obtaining such financing, we believe that there will be revenue recognition by the fourth quarter of 2009. We can give no assurance that such financing will be available on terms advantageous to us, or at all.  Should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail some or all of our operational activities. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162,  The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement became effective on January 1, 2009. The adoption of SFAS 162 did not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have a material impact on our financial position and results of operations.

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

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amend the guidance on other-than-temporary impairment for debt securities and modify the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FASB staff positions are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 and 124-2 did not have amaterial impact on our financial position and results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our financial position and results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosure about fair value of financial instruments in interim periods, as well as annual financial statements.  FSP 107-1 and APB 28-1are effective for interim periods ending after June 15, 2009. The adoption of FASB 107-1 and APB 28-1 did not have a material impact on our financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued.  SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on our financial statements.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS. 168”).  Statement No. 168 supersedes Statement No. 162 issued in May 2008.  Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This Statement is effective for our quarterly reporting period ending September 30, 2009.  The adoption of Statement No. 168 is not expected to have any impact on our financial position and results of operations.
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

Entity Level.  We recognized the need to provide leadership and clear guidance to our employees regarding the maintenance and preparation of financial matters.  We have completed in January 2009, PureSafe Employee Handbook and provided a copy to each of our employee.   We are in the process of completing the policy and procedures manual and are expecting to complete and implement the policy and procedures in the third quarter of 2009.

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

In the six months of 2009, we sold an aggregate 9,261,209 shares of common stock and warrants to purchase an additional 1,852,242 shares of common stock at an exercise price of $0.0348 to $0.0840 to multiple investors for total proceeds of $345,500.

On March 14, 2009, we issued 500,000 shares of common stock to repay outstanding debt of $27,368 to a service provider.

In February 2009, we issued 1,000,000 shares of common stock to a consultant pursuant to the term of a consulting agreement entered into in October 2007.  The Company recorded $20,000 of stock-based compensation in connection with this issuance.

In April 2009, we issued 5,299,986 shares of common stock to our Chief Executive Officer and our Chief Financial Officer in connection of such conversions of total $200,000 debt principal and $9,304 accrued interest.

In April 2009, we issued 500,000 shares of common stock to the Company’s director of production.

In April 2009, we issued 250,000 shares of common stock to the Company’s controller.

In April, 2009, we issued fully-exercisable five-year warrants to purchase 4,000,000 shares of common stock, at an price of $.041 per share, to our Chief Executive Officer.

In April, 2009, we issued 2,000,000 shares of common stock to our Chief Executive Officer which was part of a total of 4,000,000 granted to the officer.  The remaining 2,000,000 shares are issuable on January 1, 2010.

In April, 2009, we issued 2,000,000 shares of common stock to our Chief Financial Officer which was part of a total of 4,000,000 granted to the officer.  The remaining 2,000,000 shares are issuable on January 1, 2010.

In May 2009, we issued 250,000 shares of common stock to a director, who is not an officer of the Company.

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

Dated: August 13, 2009	PureSafe Water Systems, Inc.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

	By:	/s/ Terry R. Kessler
Terry R. Kessler
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)