Form 10-Q
period 2009-09-30
PureSafe Water Systems, Inc.
filed 2009-11-16
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2009, 268,908,545 shares of common stock of the issuer were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
PureSafe Water Systems, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash	$70,553	$29,411
Prepaid expenses and other current assets	38,251	53,890
Total current assets	108,804	83,301
Property and equipment, net of accumulated depreciation of $27,616 and $17,130, respectively	112,591	142,437
Other assets
Patents and trademarks, net of accumulated amortization of $21,978 and $17,882, respectively	70,506	62,044
Security deposit	26,860	26,860
Total other assets	97,366	88,904
Total Assets	$318,761	$314,642

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$488,789	$410,925
Accrued compensation	42,000	155,000
Accrued consulting and director fees	138,000	178,000
Convertible notes payable to officer and director, including accrued interest of $12,449 and $12,171, respectively	62,449	186,891
Convertible promissory note, including accrued interest of $3,959 and $208 and net of debt discount of $4,063 and $19,283 respectively	49,896	30,925
Notes payable, including accrued interest of $276,473 and $269,833, respectively	559,696	553,056
Fair value of warrants and options	224,200	121,100
Fair value of embedded conversion options	99,400	164,900
Accrued dividends payable	190,328	190,328
Total current liabilities	1,854,758	1,991,125

Notes Payable	523,624	-
Total Liabilities	2,378,382	1,991,125

Stockholders' deficiency
Preferred stock, $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference of $2,565,175 and $2,483,950 as of September 30, 2009 and December 31, 2008, respectively)	184	184
Common stock $.001 par value; 450,000,000 shares authorized; 268, 253,314 shares issued and 268, 248,914 shares outstanding as of September 30, 2009 and 244,850,034 shares issued and 244,845,634 outstanding as of December 31, 2008	268,252	244,849
Additional paid-in capital	29,887,388	28,528,973
Treasury stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscription receivable (including accrued interest of $28,018 and $12,914, respectively)	(365,218)	(350,114)
Accumulated deficit, including $17,312,863 and $15,563,011 of deficit accumulated during the development stage as of September 30, 2009 and December 31, 2008, respectively	(31,844,459)	(30,094,607)
Total stockholders’ deficiency	(2,059,621)	(1,676,483)
Total Liabilities and Stockholders' Deficiency	$318,761	$314,642

See notes to condensed consolidated financial statements

PureSafe Water Systems, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Statements of Operations

					January
	Three Months Ended		Nine Months Ended		1, 2002
	September 30,		September 30,		to September
	2009	2008	2009	2008	30, 2009
Sales	$--	$--	$--	$--	$471,290
Costs and expenses (income) -
Cost of sales	--	--	--	$--	575,680
Selling, general and administrative, including stock based compensation of $16,942 and $149,504 for the three months ended September 30, 2009 and 2008 and $598,946 and $387,691 for the nine months ended September 30, 2009 and 2008 and $3,271,640 for the period of January 1, 2002 to September 30, 2009	$252,000	$477,604	$1,546,798	1,449,019	10,470,725
Non-dilution agreement termination costs	--	--	--	--	2,462,453
Research and development	15,107	90,062	23,143	255,987	728,911
Interest expense, including interest expense to a related party of $1,250 and $0 for the three months ended September 30, 2009 and 2008, respectively and $9,583 and $0 for the nine months ended September 30, 2009 and 2008, respectively and $143,356 for period of January 1, 2002 to September 30, 2009	9,734	7,282	111,611	78,507	1,628,331
Financing costs - extension of warrants	--	--	--	--	74,700
Interest expense - conversion provision	--	--	--	--	113,000
(Gain) loss on settlement of debt	--	--	--	(226,467)	2,229,903
Change in fair value of warrants and embedded conversion option	(153,600)	(733,200)	68,300	(28,000)	(499,551)
Total cost and expenses (income)	123,241	(158,252)	1,749,852	1,529,046	17,784,152

Net loss	(123,241)	158,252	(1,749,852)	(1,529,046)	(17,312,862)
Deemed dividend on preferred stock	--	--	--	--	(2,072,296)
Preferred stock dividends	(27,075)	(27,075)	(81,225)	(81,225)	(807,348)

Net loss attributable to common stockholders	$(150,316)	$131,177	$(1,831,077)	$(1,610,271)	$(20,192,506)

Basic and diluted net loss attributable to common stockholders per common share	*	*	(0.01)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	249,941,712	243,009,074	250,126,857	237,627,738
_____
*	Less that $0.01.

See notes to condensed consolidated financial statements

PureSafe Water Systems, Inc.
 (A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Statement of Stockholders’ Deficiency
(Unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	at Cost	Receivable	Deficit	Deficiency

Balance at December 31, 2008	184,144	$184	244,850,034	$244,849	$28,528,973	$(5,768)	(350,114)	$(30,094,607)	$(1,676,483)

Proceeds from sale of common stock and warrants:
$0.0330 per share – January 16, 2009	--	--	757,576	758	24,242	--	--	--	25,000
$0.0320 per share – January 30, 2009	--	--	1,562,500	1,563	48,437	--	--	--	50,000
$0.0 320 per share – February 09, 2009	--	--	640,625	641	19,859	--	--	--	20,500
$0.0 299 per share – February 13, 2009	--	--	1,672,241	1,672	48,328	--	--	--	50,000
$0.0 290 per share – February 17, 2009	--	--	1,724,138	1,724	48,276	--	--	--	50,000
$0.0 410 per share – April 29, 2009	--		609,756	610	24,390	--	--	--	25,000
$0.0 440 per share – May 28, 2009	--	--	568,182	568	24,432	--	--	--	25,000
$0.0 420 per share – June 3, 2009	--	--	595,238	595	24,405	--	--	--	25,000
$0.0600 per share – June 17, 2009	--	--	416,667	416	24,584	--	--	--	25,000
$0.0 700 per share – June 23, 2009	--	--	714,286	714	49,286	--	--	--	50,000
$0.0720 per share – August 3, 2009	--	--	277,778	278	19,722	--	--	--	20,000
$0.0720 per share – August 3, 2009	--	--	694,444	694	49,306	--	--	--	50,000
$0.0723 per share – August 4, 2009	--	--	1,369,863	1,370	98,630	--	--	--	100,000

Common stock issued in repayment of debt:
$0.0547 per share – March 14, 2009	--	--	500,000	500	26,868	--	--	--	27,368
$0.039 per share – April 17, 2009	--	--	2,694,438	2,694	102,391				105,085
$0.040 per share – April 17, 2009	--	--	2,605,548	2,606	101,613				104,219
Common stock issued for services
$0.0200 per share – February 23, 2009	--	--	1,000,000	1,000	19,000	--	--	--	20,000
$0.041 per share – April 17, 2009	--	--	4,750,000	4,750	190,000	--	--	--	194,750
$0.035 per share – May 6, 2009	--	--	250,000	250	8,500	--	--	--	8,750
Accrued interest	--	--	--	--	--	--	(15,104)	--	(15,104)
Reclassification of warrants (to) from derivative liability, net -- --			--	--	30,700	--	--	--	30,700
Amortization of warrants and options for employees and non-employees					375,446				375,446

Net loss	--	--	--	--	--	--		(1,749,852)	(1,747,852)

BALANCE – September 30, 2009	184,144	$184	268,253,314	$268,252	$29,887,388	$(5,768)	$(365,218)	$(31,844,459)	$(2,059,621)

PureSafe Water Systems, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Statements of Cash Flow
(Unaudited)

			January
	Nine Months Ended		1, 2002
	September 30,		to September
	2009	2008	30, 2008
Cash Flows from Operating Activities:
Net Loss	$(1,749,852)	$(1,529,046)	$(17,312,862)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation	17,319	8,649	34,449
Loss on sale of property and equipment	8,177	--	8,177
Amortization of patents	4,096	3,290	20,596
Interest expense - amortization of deferred financing	--	2,510	22,530
Stock based compensation	598,946	387,692	3,271,640
Interest expense - conversion provision	-	--	113,000
Stock subscription - interest receivable	(15,104)	(7,815)	(28,018)
Accretion of debt discount	90,501	67,900	659,579
Change in fair value of warrants and embedded conversion option	68,300	(28,000)	(499,551)
(Gain) loss on settlement of debt	(226,467)	2,229,903
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	15,639	12,598	11,993
Security deposit	--	(17,441)	(17,441)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	495,828	(1,693)	2,290,782
Net Cash Used in Operation Activities	(466,160)	(1,327,823)	(6,477,020)

Cash Flows from Investing Activities:
Purchase of property and equipment	--	(136,857)	(159,567)
Proceeds from sale of property and Equipment	4,350	--	4,350
Patent costs	(12,558)	(23,155)	(66,429)
Net Cash Used in Investing Activities	(8,208)	(160,012)	(221,646)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	515,500	1,170,000	4,376,060
Proceeds from exercise of warrants	--	9,350	9,350
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	--	--	850,000
Proceeds from officers’ and directors’ loans	--	--	300,000
Repayment of notes payable	--	(69,314)	(274,999)
Net Cash Provided by Financing Activities	515,500	1,110,036	6,733,708

(Continued on following page)

PureSafe Water Systems, Inc.
(A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(Continued From Previous Page)

			January
	Nine Months Ended		1, 2002
	September 30,		to September
	2009	2008	30, 2009
Net (Decrease) Increase in Cash	41,142	(377,799)	35,042
Cash at Beginning of Year	29,411	415,400	35,511

Cash at end of period	$70,553	$37,601	$70,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$1,088	$2,866	$371,441

NON-CASH INVESTING ACTIVITIES:
Notes receivable for common stock issued	$--	337,200	$337,200

NON-CASH FINANCING ACTIVITIES:
Compensation satisfied by issuance of common stock	--	--	$55,250
Common stock issued in satisfaction of liabilities	$236,672	$362,509	$7,274,543
Reclassification of derivative liabilities upon conversion of debt	$86,400	$77,700	$587,566
Reclassification of equity instruments to liabilities upon issuance of equity instruments	55,700	$--	$55,700
Cancellation of debt for no consideration	--	$--	$1,327,321
Conversion of current liabilities to notes payable	$523,624	$--	$523,624

See notes to condensed consolidated financial statements

PureSafe Water Systems, Inc.
(A Development Stage Company Commencing January 1, 2002)
Notes to the Condensed Consolidated Financial Statements
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

The operating results for the three and nine months period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009.

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

The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for the valuation allowances for deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets) and contingencies, as well as the recording and presentation of the Company’s common stock, preferred stock, derivative liabilities, option and warrant issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Principles of Consolidation

The consolidated financial statements of PureSafe Water Systems, Inc. include accounts of the Company and its wholly-owned subsidiary. Intercompany transactions and balances are eliminated in consolidation.

Stock-Based Compensation

The Company reports stock-based compensation under Accounting Standard Codification (“ASC”) 718 “Compensation – Stock Compensation”.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718 , which require that each such equity instrument is recorded at its fair value on the measurement date, which is typically the date the services are performed.

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

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, an accumulated deficit since its inception of approximately $31,844,000 and $30,095,000 as of September 30, 2009 and December 31, 2008, respectively, and has a working capital deficiency of approximately $1,746,000 and $1,908,000 as of  September 30, 2009 and December 31, 2008, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.

In September, 2009, the Company’s Chief Executive Officer and Chief Financial Officer together with three of the Company’s consultants agreed to defer $523,624 in compensation owed to them as of June 30, 2009 until January 2011. As a result the Company issued in the aggregate notes payable of $523,624. The notes mature in January 2011 and interest accrues at 10% per annum compounded monthly. Accordingly the Company reclassified $523,624 from current liabilities to long-term liabilities. On September 18, 2009, PureSafe Manufacturing & Research Corporation (PSMR), a Delaware corporation was established. PSMR, a wholly owned subsidiary by the Company will be the Manufacturing and Research arm of the Company. The activity of PSMR has been nominal for the period September 18, 2009 through September 30, 2009.  In October and November, 2009 the company raised an aggregate $225,000 which includes $25,000 from each the Company’s Chief Executive Officer and Chief Financial Officer through the issuance of debt instruments. The funds raised will be used as the initial investment in PSMR and are earmarked for production purpose only. The Company anticipates completing two commercial units by the end of 1st quarter of 2010.  However the Company can give no assurance it will be successful in completing these commercialized units.

The Company is also seeking to raise an additional $10 million in the next nine months to fund the following activities: the production of 30 commercialized PureSafe FRWS units; submitting two commercialized units for all necessary certifications; launching a marketing program for the PureSafe FRWS; establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.

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

NOTE 4: RECENT ACCOUNTING STANDARDS.

The FASB, in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued new accounting guidance under standard ASC Topic 815, on Derivatives and Hedging which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted under Topic 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years and interim periods beginning after November 15, 2008. . The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 260 on earnings per share, related to the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on Derivatives and Hedging, as to how an entity should determine whether an instrument, or an embedded feature, is indexed to an entity's own stock and whether or not such instruments would be accounted for as equity or a derivative liability. The adoption of this guidance can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. Early application is not permitted. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance, under SFAS No. 166 “Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140”. This standard has not yet been integrated into the Codification. This guidance requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets, eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In June 2009, the FASB issued new accounting guidance, under SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard has not yet been integrated into the Codification. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of this guidance and has not yet determined the impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new accounting guidance, under ASC Topic 820 on fair value measurements and disclosures, on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the consolidated financial statements.

NOTE 5: NET LOSS PER SHARE OF COMMON STOCK

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the nine months ended September 30, 2009 and 2008 were as follows:

	September 30,
	2009	2008
Warrants	37,071,573	28,792,376
Convertible promissory notes	4,218,053	2,672,837
Convertible preferred stock	1,545,760	1,587,760
Total	42,835,386	33,052,973

NOTE 6: FAIR VALUE.

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Standard clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

•	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Liabilities measured at fair value on a recurring basis at September 30, 2009 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Embedded conversion feature	$-	$-	$99,400	$99,400
Warrant and option liability	$-	$-	$224,200	$224,200
	$-	$-	$323,600	$323,600

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Our Level 3 liabilities consist of derivative liabilities associated with the convertible debt that contains an indeterminable conversion share price and the tainted warrants as the Company cannot determine if it will have sufficient authorized common stock to settle such arrangements.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2009

	Embedded Conversion Feature	Warrant and Option Liability	Total
Balance January, 1, 2009	$164,900	$121,100	$286,000

Included in income (expense)	20,900	47,400	68,300
Included in stockholder's equity	(86,400)	55,700	(30,700)
Transfers in and /or out of Level 3	-	-	-
Balance September 30, 2009	$99,400	$224,200	$323,600

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

In March 2009, the Company issued 500,000 shares of Common Stock in settlement of $27,368 of accounts payable due a vendor.

Cash

During the nine months ended September 30, 2009, for gross proceeds of $515,500 the Company sold an aggregate of 11,603,294 shares of common stock and warrants to purchase additional 2,320,663 shares of common stock at an exercise price of $0.0348 to $0.0876.  The warrants have a term of three years.

Services

During the nine months ended September 30, 2009, the Company issued the following securities of the Company as compensation for services rendered:

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

(a)
In March 2007, the Company’s Chief Executive Officer and a former director each made loans of $50,000 to the Company. The loans pay simple interest at the rate of 10% per annum and were due and payable 120 days after funding. The loans from the Chief Executive Officer and the director carry an option that, if the loans were not repaid by June 14, 2007 and June 29, 2007, respectively, such options would entitle the lenders to convert their debt into shares of Common Stock at a price equal to 50% of the average closing price of the Common Stock over the three previous business days preceding the date of demand for conversion is made. Under accounting guidance provide by ASC 815 “Derivatives and Hedging”, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability. Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period.  As of September 30, 2009, the $50,000 loan and $12,860 of accrued interest owed to the former director is still outstanding.   In July 2009, the former director expressed that he would like the Company to pay him back the loan and accrued interest and did not want to convert the loan.

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

The Company accounted for the issuance of these convertible promissory notes in accordance with ASC 815 “Derivatives and Hedging”. The gross proceeds from the sale of the notes, $200,000, was recorded net of a discount of approximately $78,800. The debt discounts consisted of approximately $11,200 related to the fair value of the warrants and approximately $67,600 related to the fair value of the embedded conversion options. The debt discounts are charged to interest expense ratably over the term of the convertible notes.

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

NOTE 10: NOTES PAYABLE

In September, 2009, the Company entered into agreements with the Chief Executive Officer and Chief Financial Officer together with three of the Company’s consultants and vendors to defer a total of $523,624 in compensation owed to them as of June 30, 2009 through January 2011.  In return, the Company issued a promissory note to each of the three vendors and the CEO and CFO for the deferment.  The notes mature in January 2011 and interest will be accrued at 10% per annum compounded monthly. Accordingly, the Company reclassed $523,624 from current liabilities to long term liabilities.

NOTE 11: CONTINGENCIES

On June 21, 2009, the Company was served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by the Company or by Water Splash LLC, to which the company had sold its water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  The Company does not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under the Company’s existing liability insurance policy.

However, the Company cannot provide assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

There is no other pending litigation or claims of which we have knowledge.

NOTE 12: SUBSEQUENT EVENT

Management has evaluated all subsequent events after the balance sheet date and through the financial issuance date of November 16, 2009.

In the 4th quarter of 2009, the Company raised $25,000 through the sale of 659,631 shares of common stock and warrants to purchase additional 131,927 shares of common stock at an exercise price of $0.0455.  The warrants have a term of three years.

In the 4th quarter of 2009, the Company raised $225,000 through the issuance of debt instruments. The funds received include $25,000 each from the Company’s Chief Executive Officer and Chief Financial Officer. Per the loan agreement, for each loan received, the Company issued the creditor a convertible promissory note which matures in one year. The note bears interest at the rate of 10% per annum. Upon the occurrence of an Event of Default, the outstanding principal amount and any accrued but unpaid interest hereon then bear interest until paid at the greater of (a) 16%, or (b) the maximum legal rate of interest. The note contains a conversion clause that gives the note holder the right, at the holder’s option and at any time following the date of the note and prior to the maturity date, to convert the principal balance of the note plus all accrued and unpaid interest into a number of fully paid and non-assessable shares of the common stock of the Company at the conversion price that is the closing market price of the common stock as of the closing date. In addition to the promissory note, the lender also receives a warrant certificate that entitles the lender to purchase shares of common stock of the Company in an amount equal to 20% of the number derived by dividing the loan amount by the conversion price. The per-share exercise price for the warrant shares is 20% greater than the conversion price as defined above. The holders have 5 years from the closing date to exercise the warrants.

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

Results of Operations

Sales.  We recorded zero sales for the three months and nine month periods ended September 30, 2009 and 2008.

Until the fourth quarter of 2001, we were engaged in the manufacture and marketing of water coolers and water purification and filtration products.  In the fourth quarter of 2001, such business was sold so that we could concentrate on the further development, manufacturing and marketing of a line of water purification systems.  In 2007, new management made a strategic decision that the existing water filtration system had not produced any significant sales.  New management further recognized that the existing unit required significantly more engineering.  In 2007, we signed a contract with Bircon Ltd., an Israeli-based engineering consulting company, to design our new “PureSafe First Response Water System” (the “PureSafe FRWS”) line of water decontamination systems.  In September 2009, we set up PureSafe Manufacturing & Research Corporation, a Delaware corporation that is wholly owned subsidiary of PureSafe Water Systems, Inc., to handle the production and research.  We believe the PureSafe FRWS product will result in our first significant sales since 2001.  We currently expect to recognize the first sales of the PureSafe product in the 2nd quarter of 2010.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from sales of the PureSafe FRWS product.

Cost of sales.  We recorded zero cost of sales for the three months and nine months ended September 30, 2009 and 2008.

Selling, general and administrative.  We incurred selling, general and administrative expenses for the three months ended September 30, 2009 of $252,000 compared to $477,604 for the same period in 2008, a $225,604 or 47% decrease.  Most of the expenses have immaterial changes compared with the same period in 2008 except stock-based compensation.  The Stock-based compensation for the three months ended September 30, 2009 was $16,942 compared with $149,504 for the same period in 2008, a decrease of $132,562, or 89%.   The decrease in stock-based compensation is 60% of the total decrease in Selling, general and administrative.  Consulting services for the three months ended September 30, 2009 was $19,834 compared to $49,367 for the same period in 2008, a $29,533 or 60% decrease.  The reason for the decrease in consultant services fees is that we now recognize the consultant services from Bircon Ltd. and Design and Project Development as part of Research & Development expenses because of the nature of their services.  The decrease in consultant services of $29,533 is 13% of the total decrease in Selling, general and administrative.  Since we completed the prototype, we eliminated outside labor that was stationed in Israel while prototype was being built in Israel.  As a result, the total outside labor expenses for the three months ended September 30, 2009 was $0, a decrease of $15,030 compared to the same period in 2008.  The decrease in outside labor of $15,030 is 7% of total decrease in Selling, general and administrative.

Selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $1,546,798 and $1,449,019, respectively, a $97,779 or 7% increase.  Although the increase in total selling, general and administrative expenses is a relatively small amount, a further review of the individual expenses reveals a few contributors that show substantial either increase or decrease.  The audit and accounting fees decreased from $172,694 to $94,045, a $78,649 or 84% decrease.  Legal fees increased from $95,971 to $113,999, a $18,029 or 19% increase.  Consultant services dropped $36,746 from $170,707 for the nine months ended September 30, 2008 to $133,961 for the same period in 2009.  The decrease in consultant fees is the result of moving certain consultant fees to research & development because of the nature of their services.  Outside labor expenses for the nine months ended September 30, 2009 was $7,780, a $25,443 or 77% decrease, compared to $33,223 incurred in the same period in 2008.  The reason for this drop, as explained in the previous section, was the elimination an outside labor we hired in Israel while the prototype was being built in Israel.  Marketing expense for nine months ended September 30, 2009 was $176,639, compared to $76,292 in 2008, a $100,347 or 132% increase.  The increase in marketing expense in 2009 was the result of the shift in our focus from research and development to production, marketing and sales since July 2008.  The rent and rent related expenses increased $20,579 and was primarily due to the rent related taxes adjustment accessed by the landlord.  Travel Expenses for the nine months ended September 30, 2009 was $4,310, a $26,729 or 86% decrease, compared to $31,039 incurred in the same period in 2008.  The decrease in travel expenses coincides with the completion of our prototype.  Since the prototype was brought to United States from Israel in July 2008, the need for the management team to travel to Israel as well as the need for our consultant travel from Israel to United States decreased substantially.  The salaries expenses including deferred compensation for the nine months ended September 30, 2009 was 195,558, a $50,509 or 21% decrease compared to $246,067 incurred in the same period in 2008.  The main reason for the decrease was that subsequent to October 2008 we no longer were required to pay severance to a former employee.  We incurred $598,946 stock-based compensation in 2009 and $387,691 in 2008, a $211,255 or 55% increase.  In the 2nd quarter of 2009, the Company incurred $518,042 stock-based compensation from issuing 5,000,000 shares of common stock and options and warrants to purchase additional 10,750,000 shares of common stock to various parties.

Research and development.  The research and development expense for the three months ended September 30, 2009 was $15,107,  compared with $90,062 incurred in the same period of 2008, or a $74,955 or 83% decrease, and, for the nine months ended September 30, 2009 and 2008 was $23,143 and $255,987, respectively, a $232,844 or 91% decrease.  Since the completion of  the prototype of PureSafe FRWS in July of 2008, we spent a lot less funds in research and development and put more focus on commercialization of the product, production and building marketing and sales model and team.  Our director of production, with the collaboration of  Hidell-Eyster International, is currently working on the modifications of PureSafe FRWS from the original design shown in our prototype to a commercialized product.  On September 18, 2009,  PureSafe Manufacturing & Research Corporation (PSMR), a Delaware corporation was established.  PSMR, a wholly owned subsidiary by the company will be the Manufacturing and Research arm for the Company.  In October and November, 2009 the company raised an aggregate $175,000 in convertible debt which include $25,000 from each the Company’s Chief Executive Officer and Chief Financial Officer through debt instruments.  The funds raised will be used as initial investment in PSMR and are earmarked for production purpose only.  The Company expects to complete two commercial units by the end of 1st quarter of 2010.

Interest expense (non-debt discount related) for the three months ended September 30, 2009 and 2008 was $4,859 and $7,282, respectively and, for the nine months ended September 30, 2009 and 2008 was $21,111 and $78,507, respectively.

Debt discount related interest expense for the three months ended September 30, 2009 and 2008 was $4,875 and $0, respectively,and for the nine months ended September 30, 2009 and 2008 was $90,500 and $0, respectively.  The debt discount related interest expenses incurred in the first nine months of 2009 included a one-time $45,953 charge associated with the conversion of four promissory notes held by our Chief Executive Officer and Chief Financial Officer in April 2009.

Change in fair value of warrants and embedded conversion options for the three months ended September 30, 2009 and 2008 were ($153,600) and( $773,200)respectively, and for the nine months ended September 30, 2009 and 2008 was $68,300 and( $28,000), respectively.

For all the above-stated reasons, the net income(loss) for three months ended September 30, 2009 and 2008 was ($123,241) and $158,252, respectively; and for nine months ended September 30, 2009 and 2008 was ($1,749,852) and ($1,529,046), respectively.

Liquidity and Capital Resources

As of September 30, 2009, we maintained a cash balance of $70,553 as compared to $37,601 as of the same date in 2008.

Net cash used in the operating activities in the nine months ended September 30, 2009 and 2008 was $466,150 and $1,327,823, respectively.  The primarily factors in our use of approximately $862,000 less cash in the nine months ended September 30, 2009 compared to the same period in 2008 were the following:
a.	We paid approximately $360,000 to Bircon Ltd for research and development for our prototype in the nine months ended September 30, 2008 and made no such payments in the same period of 2009;
b.	Our Chief Executive Officer, Chief Financial Officer and some of our consultants agreed to defer their compensation since August 2008 so we can utilize the limited funds in a more productive way.

Net cash used in capital expenditures in the nine months ended September 30, 2009 and 2008 was $8,208 and $160,012 respectively.   In 2008 we paid many one-time expenditures includes leasehold improvements, furniture and fixtures, equipments for the new headquarters and we also paid $23,155 in the first six months of 2008 for the pending patent we applied for in 2008 for the technology used on our PureSafe FRWS.  In 2009, we sold two trailers and received $4,350 from the sales.  We also recorded $12,558 patent maintenance fees we paid

In the nine months ended September 30, 2009 and 2008, we raised $515,500 and $1,170,000 through sales of our common stock, respectively.  In the first quarter of 2008, an investor exercised a warrant to purchase 110,000 shares of common stock.  We received $9,350 from such transaction.   We used $69,314 cash to repay notes payables in the first quarter of 2008.  From all the above activities, net cash provided by financing activities for the first nine months of 2009 and 2008 was $515,000 and $1,110,036, respectively.

As the results of all activities above, we had a $41,142 net increase in cash for the nine months ended September 30, 2009 and a $377,799 net decrease in cash for the same period in 2008.

At September 30, 2009, we had a working capital deficit of approximately $1,746,000.   In September, 2009, our Chief Executive Officer and Chief Financial Officer together with three consultants agreed to defer a total of $523,624 in compensation owed to them as of June 30, 2009 till January 2011.  The deferment has helped to improve our working capital deficit.  Absent fluctuations due to  market changes in our outstanding detachable warrants, options and embedded conversion option liabilities, we continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $31,844,000. These conditions raise substantial doubt about our ability to continue as a going concern.

Our plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.

In September, 2009, our Chief Executive Officer and Chief Financial Officer together with three consultants agreed to defer a total of $523,624 in compensation owed to them as of June 30, 2009 until January 2011.  On September 18, 2009,  PureSafe Manufacturing & Research Corporation (PSMR), a Delaware corporation was established.  PSMR, a wholly owned subsidiary will be the Manufacturing and Research arm of  our company.  In October and November, 2009 we raised an aggregate of $225,000 which includes $25,000 from each the Company’s Chief Executive Officer and Chief Financial Officer through debt instruments.  The funds raised will be used as initial investment in PSMR and is earmarked for production purpose only.  The Company expects to complete two commercial units by the end of 1st quarter of 2010.

The Company is also seeking to raise an additional $10 million in the next nine months to fund the following activities: the production of 30 commercial PureSafe FRWS units; submitting two commercial units for all necessary certifications; launching a marketing program for the PureSafe FRWS; establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.

The Company can give no assurance that such financing will be available on terms advantageous to us, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities.

Recent Accounting Pronouncements

The FASB, in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 260 on earnings per share, related to the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on Derivatives and Hedging, as to how an entity should determine whether an instrument, or an embedded feature, is indexed to an entity's own stock and whether or not such instruments would be accounted for as equity or a derivative liability. The adoption of this guidance can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. Early application is not permitted. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance, under SFAS No. 166 “Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140”. This standard has not yet been integrated into the Codification. This guidance requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets, eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In June 2009, the FASB issued new accounting guidance, under SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard has not yet been integrated into the Codification. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of this guidance and has not yet determined the impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new accounting guidance, under ASC Topic 820 on fair value measurements and disclosures, on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the consolidated financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. We are currently in development stage as defined by Accounting Standard Codification (“ASC”) 915.  The following is a list of what we believe are the most critical estimations that we make when preparing our consolidated financial statements.

Stock-Based Compensation

The Company reports stock-based compensation under ASC 718.  ASC 718  requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718 and 505, , which require that each such equity instrument is recorded at its fair value on the measurement date, which is typically the date the services are performed.

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

Derivative Financial Instruments

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature which provided for a conversion of the convertible promissory notes into shares of our common stock at a rate which was determined to be variable. We determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”.

The accounting treatment of derivative financial instruments requires that we record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of ASC 815, as a result of issuing the convertible promissory notes, we were required to reclassify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. We reassess the classification of the instruments at each balance sheet date. If the classification required under ASC 815 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Income taxes

We account for income taxes under guidance provided by ASC 740 “Income Taxes” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

In accordance with ASC 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses.”

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is hereby made to Item 3 of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009 (Commission File No.: 0-5418), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we are a party.

On June 21, 2009, we were served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by us or by Water Splash LLC, to which we had sold our water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  We do not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under our existing liability insurance policy.

However, we cannot provide assurance that the outcome of this matter will not have a material effect on our financial condition or results of operations.

There is no other pending litigation or claims of which we have knowledge.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ending September 30, 2009, we sold an aggregate 2,342,085 shares of common stock and warrants to purchase an additional 468,421 shares of common stock at an exercise price of $0.0864 to $0.0876 to multiple investors for total proceeds of $170,000.

We believe the issuances of the securities noted in this Item 2 were each exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the subject issuance was a transaction not involving any public offering.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
10.1	Loan Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2009	PureSafe Water Systems, Inc.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)