Form 10-K
period 2009-12-31
PureSafe Water Systems, Inc.
filed 2010-04-13
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30544

PureSafe Water Systems, Inc.
Formerly known as Water Chef, Inc.
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

As of March 31, 2010, 284,770,809 shares of the common stock of the registrant were issued and 284,766,409 were outstanding.

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

 We have developed a patent pending “PureSafe First Response Water System” (“PureSafe FRWS”) that is self-contained and purifies essentially any type of raw water source including seawater that may be found at a first response emergency site. Our water purification system machines can provide safe, EPA compliant drinking water for over 45,000 people per day. This system is uniquely portable, by helicopter or by vehicle, and can decontaminate essentially any kind of contamination without prior knowledge of the contaminant to be treated. The PureSafe FRWS prototype was developed using advanced Israeli water treatment technology.  A fully operational prototype has been manufactured and is currently located at the Company headquarters in Plainview, New York, where it is used for demonstrations.

Subsequent to the development of the prototype we, in coordination with Hidell-Eyster International, Inc. (HEI) , have developed a more advanced production unit that will decontaminate and purify 30,000 gallons of water per day to provide drinking water for 45,000  people per day.

On March 26, 2010 we entered into a long term management agreement with HEI which provides for Steve Keim to serve as President of PureSafe, Henry (Bob) Hidell to serve as Chief Operating Officer, Richard Pellerito as Vice President of Technical Sales, Kathleen Ransome as financial advisor to Terry Lazar, our CFO, and other members of the HEI group as needed, including John Clemmens and Dr. Thomas Brewer, Hydrogeologist.

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

From 1998 to 2006, we continued to concentrate our efforts on the further development, manufacturing and marketing of the PureSafe Water Station.

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

In 2007, new management made a strategic decision that the Pure Safe Water Station was not a viable product that could produce significant sales revenues.  Our management recognized that the existing unit required significantly more engineering.  In 2007, new management examined the need for a first response system that would be easily deployable and be able to decontaminate and purify water from any contaminated water source and deliver that water in a potable form.  In 2007 we signed a contract with Bircon, Ltd. (“Bircon”) an Israeli company to design our new PureSafe FRWS product line.

The PureSafe FRWS is designed as a rapid deployment water treatment and bottling system providing immediate drinking water to emergency first responders from almost any source of raw water.  The PureSafe FRWS also is intended to provide drinking water to the immediately affected population of a disaster on a short term basis.

Based on the original technology developed by Bircon, in 2008 we produced a working prototype of the FRWS that can deliver 10,000 gallons of water per day.  This prototype has been performance tested and the results have been independently verified.  This unit has been serving as a demonstration unit.

In 2008 management held a meeting with the Department of Homeland Security in Washington D.C. and based on that meeting a strategic decision was made to redesign the system to be capable of producing 30,000 gallons of water per day to serve a population of up to 45,000 people.  We expect to complete the first two production units by the end of April 2010.

The PureSafe FRWS utilizes our patent pending technology which is comprised of a water extraction boom that extracts water from streams, ponds, pools of floodwater or a failed municipal distribution system.  The extracted water is then treated by the application of advanced water treatment technologies which employ multiple stage filtration, multiple stage sanitation (including ozone, chlorine and ultraviolet purification techniques), reverse osmosis membranes, mineralization and final polishing to meet the standard drinking water requirements of the U.S. Environmental Protection Agency (the “EPA”).  The system provides redundancy at the filtration and sanitation stations and the duel capability of on-site filling of containers, as well as an automatic water bag producing capability. Components utilized in the system are manufactured by others and are NSF certified. The overall FRWS will require Water Quality Association (WQA) Gold Seal Certification.  Water Quality Association is a not-for-profit, trade association and a world leader in standards development and product certification.  NSF International develops national standards, provides learning opportunities and provides third-party conformity assessment services.

A basic production unit of FRWS will provide up to 30,000 gallons per day of drinking water, enough to provide water to 45,000 people per day.

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

Manufacturing

In September 2009, we formed PureSafe Manufacturing and Research Corporation, as a wholly owned subsidiary of PureSafe Water Systems, Inc. We are in the process of producing the first two production units at our headquarters in Plainview N.Y.  We plan to produce the units in facilities in Plainview, New York.  Based on increased demand we may contract out the manufacturing process to qualified sub-contractors, who have been identified. In the future, we may consider licensing agreements for manufacturing in other parts of the world.

On August 6, 2008, we entered into a six month consulting agreement with Designs and Project Development Corp. (D &P) for planning and continued development of the PureSafe FRWS. Under the agreement, The President of D & P, Alphonse Wolter is to serve as Director of Production. The agreement provided for a fixed fee of $ 6,667 per month plus reimbursement of expenses. Upon termination of the consulting agreement, the agreement continued on a month to month basis.  In addition to the fixed fee, in July 2008 we issued to Mr. Wolter 100,000 shares of common stock, and warrants to purchase an additional 250,000 shares of common stock for the year ended December 31, 2008.  We incurred a charge of $5,000 for the issuance of these shares.

In April 2009, we issued Mr. Wolter  500,000 shares of common stock, and warrants to purchase an additional 500,000 shares of common stock.  For the year ended December 31, 2009 we incurred a charge of $34,700 for the issuance of these shares.

 In September 2009, D & P agreed to defer $57,003 that is owed for services rendered.

Effective January 1, 2010 the fee to D & P was increased to $ 100,000 per annum and   on February 1, 2010 we issued Mr. Wolter 500,000 shares of common stock.  Mr. Wolter further requested that an additional $23,335 of debt due to D & P be converted to 457,549 shares of common stock. The shares were issued to Mr. Wolter as per his request.

On March 25, 2010, the Board of Directors approved the appointment of Mr. Wolter to serve as General Manager of PureSafe Manufacturing & Research Corporation.

Raw Materials

The PureSafe FRWS system has been designed to utilize readily available off-the-shelf components and sub-systems.  Sub-systems and components are available from multiple manufacturers.  Therefore, we do not believe that obtaining raw materials will be difficult once manufacturing commences.

Competition

We have identified the need for providing potable drinking water during emergencies as a market segment that requires solutions we can provide.  We believe that dramatic changes in weather patterns, global warming and failing water infrastructures, provide an opportunity for our company to exploit the marketplace by providing rapidly deployable units to areas where populations require potable drinking water quickly. Populations that have little mobility because of infrastructure failures need drinking water immediately to sustain life.  It is anticipated that individual PureSafe FRWS units will be delivered by its owners to areas where the populations are clustered so that potable drinking water in disinfected portable containers can be provided in an efficient manner.

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

We have identified the following companies which manufacture mobile water purification systems, but may or may not have similarities to the PureSafe First Responder Mobile Water Purification System.

There are four categories of existing water purification units:

1.
The first are those which are essentially very large, not very mobile, almost “fixed” installation units used primarily for long term solutions with a significant amount of lead time.  They include:   GE, Siemens, and Severn Trent, all of which manufacture large containerized systems.

2.
The second group includes those products that are smaller, cheaper, lighter in weight, but still unable to respond quickly because of their limited purification capabilities (the unit needs to be prepared in advance for the type of contamination it will face.)  These are: Ecospheres Technology, Lenntech, Testa/Viwa and Lifekeeper. None of these systems would fall in to the first responder category.

3.
The third group is the  category made up of specialty units designed to be either much lower cost, use only green power (with the significant limitations caused by that), or meet a specialized and limited need.  This list includes Mobile MaxPure, Bi Pure Water and Rodi which, while they have a trailer mounted system, have no on board power source.

4.
The fourth group includes those companies which have similar claims and design characteristics as PureSafe System but have shortfalls in their application to the first responder market. These companies include: Global Water Group which manufactures different size systems with options which include the trailer, generator, treatment, and salinity options. Nirosoft manufacturers systems capable of processing different sources, but has limitations on fuel storage and output. LifeStream has limitations on the inbound source and has a soft side trailer which provides no security from the elements for the components. Aquapura Tempest has different types of units depending on the source. None of these companies stock units ready to deploy, none have distribution/packaging capability, none have built in redundant systems, and few have the capability of field service training and support. Some require previous source definition and when ordering require additional decisions on option selections which can be complicated and confusing especially when dealing with the unknown.

After reviewing these potential competitors in the above categories we find that most do not compare favorably with the PureSafe unit as a First Responder system.  They do not maintain an inventory of ready to ship units, or decontamination units. None of the competitors maintain a chain of custody for the distribution of the water, nor do they have a fill table and or Poly-Film bagging machine for immediate distribution of packaged water. None of the systems have redundant backup systems such as two high pressure pumps and four different post-treatment disinfection methods.  In some cases the water source must be defined in advance in order to match the system capabilities for processing, and in other cases a different machine is required for processing brackish or seawater.

The PureSafe First Response Mobile Water Purification System is capable of processing any unknown source at any time without pre-qualification. The large units produced by GE and Siemens manufacturers are capable of processing many sources but are not first response systems considering their deployment time and requirements. None of the trailer mounted units claim the ability to be lifted by helicopter, and the containerized units have no means of movement once they are landed, without a support chassis and a way to load them. We did not find the competitive units to be focused on first responder use, since they do not include everything necessary for a successful deployment without selecting options or adding peripherals. Once on site, the competitive units have only a hose for distribution. Residual ozone in the PureSafe post-processing module also allows sanitization of utensils and medical equipment needed for use in the field. Chemicals, hoses, test kits, filters and specialty tools are all included with the PureSafe unit.

In all cases reviewed, most of these potential competitors do not maintain an inventory of units for immediate shipment, do not have flexible business models, do not have decontamination abilities, do not provide a water bottling station, the automatic production of bags of water  and cannot provide units in less than eight weeks after orders are placed.  In addition, most of the potential competitors’ units were very limited in the types of water that they could treat successfully in emergency applications; only the very large units could handle contaminated water sources effectively. The smaller units were generally “skid” mounted and not on trailers, while the larger units were on 50-foot trailers and not easily mobile for emergency first responder use.  In most instances, the competitors’ units could not be easily airlifted and dropped into strategic areas.  None of the units produced by these competitors were focused on first responder use.  Competitive units with specific reference to bottle washing and filling, portable by airlifting, trailer towing or on boats do not exist in the market, according to the research conducted on our behalf by HEI International.  In addition, our patented water extraction boom is a sophisticated particulate processor that prevents blockages from objects floating in floodwater from occurring in the extraction boom, a significant advantage over competitors’ products.  Although, PureSafe FRWS is designed to deliver 30,000 gallons of water per day, the system is scalable to meet specific demands..

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

Marketing

According to studies performed by the World Health Organization (WHO) and the United Nations, major parts of Africa, the Middle East, Southeast Asia, the Indian sub-continent, Latin and South America, the Caribbean and much of Eastern Europe are in need of adequate supplies of pure water. The recent earthquake in Haiti has demonstrated the desperate need for safe drinking water and the currently inadequate methods of delivering potable water to an affected population. Parts of Florida, Georgia and other regions in the United States have also reported fresh water deficiencies. Contaminants in municipal water systems have further demonstrated the need for an easily deployable purification methodology. Solving this problem has been a question of applying appropriate technology to decontaminate water and deliver pure potable drinking water to the affected area. Our unique capability of disinfecting equipment and containers by using high concentrations of ozonated water furthers our competitive edge.

We believe that there are clearly two distinct markets, each requiring a different sub-set of marketing skills:

•	The Domestic US market. The entry into the US market will be our primary target during the first year of production of the PureSafe FRWS.

•	International Markets. The entry into foreign markets will require strategic partnerships with well established companies.

The United States domestic marketing program will focus on the primary needs of first responders, such as federal, state and local agencies entrusted with first response challenges during times of both natural and man-made disasters, as well as potential terrorist attacks.

Governmental organizations that are involved in first response situations include the Department of Homeland Security, FEMA, the Armed Forces, National Guard, State Offices of Emergency Management, municipalities, fire departments, the Red Cross and other emergency and health care agencies.  The Department of Homeland Security in May 2008 issued an Operational Requirement Document (ORD) in which they estimated the market size for our type of system to be 18,000 units over a five year period.

The market for our products also includes secondary markets, such as condominium developments, universities, hospitals, dialysis centers, hotels, nursing homes, assisted living facilities or any private user that is concerned about the availability of pure, safe potable drinking water in times of natural or man-made disasters.

The international market includes governments who need to address the same needs as the United States domestic market and the private sector.

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

•
Direct Marketing and Sales – Richard Pellerito has been appointed Vice President of Technical Sales. Richard has many years of experience in the water industry and will be assembling a highly qualified sales organization in the United States. Chief Peter Hayden (Ret), formerly Chief of the New York City Fire Department, will serve as Vice President-Senior Government Liaison. Chief Hayden has extensive relationships in the first responder communities. The Company will be marketing directly and through representatives to local municipalities, first responders, national public emergency management agencies and military organizations that are responsible for first response emergency situations, including those involved in planning emergency preparedness plans.

The Honorable Michael Balboni has joined the Company as a Special Advisor. Mr. Balboni was a New York State Senator and served as Deputy Secretary of Public Safety for  New York State. The Company expects to utilize Mr. Balboni’s extensive contacts and knowledge in the governmental sector.

Shaul Kochan has been appointed as Vice President of International Markets.  Mr. Kochan will focus on marketing our products worldwide.

•	Advertising – We plan to advertise in a number of leading trade magazines, such as Fire Chief, Fire House, SIGNAL Magazine, Homeland First Response, Journal and Disaster Management and Response.

•
Trade Show Participations –We plan to participate in key industry trade shows in the United States, Israel, Europe and other regions throughout the world.  We also plan to participate in Federal Emergency Management Agency (FEMA) and first responders conferences in the United States.

•
Onsite Demonstration- We plan to conduct onsite demonstrations with potential clients as required and when feasible. The Company has a fully functional prototype unit available for demonstrations and expects to have fully functional production units available for demonstration in the United States by April 30, 2010.

Training- We plan to insure that system operators will be adequately trained. By establishing the “PureSafe Training School” , we seek to assure ourselves and our customers of the quality of
The training.

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

•
Public and Investor Relations Campaign – We plan to implement an active public and investor relations campaign as part of our over-all marketing plan.  We recognize that a well coordinated public relations campaign is as valuable as or more valuable than paid advertising with no organized campaign.

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

Seasonality

We do not expect that the sales of the PureSafe FRWS will have some level of fluctuation due to seasonality of water trauma events such as hurricanes, tornados, tsunamis, storms, flooding or other natural or man-made disasters. Preparedness requires a readiness to address disasters prior to their occurrence. We do not view seasonality as an issue with respect to international markets.

Research and Development

The original design of the PureSafe FRWS was conducted under the supervision of Gil Tenne, President of Bircon, Ltd. On going research and development is being conducted as a team effort, which includes Henry (Bob) Hidell of Hidell Eyster International, who will serve as Chief Operating Officer of PureSafe Water Systems, Inc, , John Clemmens, Process Engineer, Dr. Thomas Brewer Phd, Hydrogeologist and Alphonse Wolter, General Manager of Puresafe Manufacturing and Research Corporation and Richard Pellerito, Vice President-Technical Sales.

On December 14, 2007, we entered into an agreement with Bircon Ltd, an Israeli based company for services involving the research and development of our FRWS system. Under the agreement, Gil Tenne, the President of Bircon served as PureSafe’s Director of Research and Development, Design and Engineering. The agreement provided for consideration of $ 5,000 per month and was scheduled to terminate on December 31, 2009. The Company has not renewed the agreement. As part of the agreement Bircon was granted warrants to purchase 3 million shares of the Company’s common stock. We plan to take legal action against Mr. Tenne and Bircon, Ltd. for non-performance of their contract (See “Pending Legal Proceedings”) and have cancelled the warrants granted for non-performance.

Hidell-Eyster International Inc, (HEI) is a consulting firm with whom we entered into a six-month agreement on June 9, 2008. We had extended that agreement on a month to month basis. HEI is providing management services, strategic planning, product modification, and the continued development and marketing services of the PureSafe FRWS. The agreement provides for a fixed fee of $ 15,000 per month, plus out of pocket expenses.

On March 26, 2010 we entered into a long term management agreement with HEI, effectively January 1, 2010.  The agreement provides for Steve Keim to serve as President of PureSafe, Henry (Bob) Hidell to serve as Chief Operating Officer, Richard Pellerito-Vice President-Technical Sales, Kathleen Ransome as financial advisor to our CFO, Terry Lazar and other members of HEI group as needed, including John Clemmens, process engineer and Dr. Thomas Brewer, hydrogeologist.  The management agreement is being staged in two phases; Phase I for the period January 1 through June 30, 2010 and Phase 2 form July 1 to December 31, 2010 as the First Term; The second and third terms of the agreement covers the period from January 1, 2011 to December 31, 2012.  Leslie Kessler will continue to serve as our Chief Executive Officer.

The Company has incurred unpaid fees due to HEI of $ 180,000 through December 31, 2009. HEI has agreed to convert their past due fees into common stock of the Company. The Company’s Board has approved the following:
•
On February 1, 2010 the Board approved the request of HEI to convert $ 90,000 of debt to 1,764,706 shares of common stock .The conversion price is. $0.051 which is the closing price published on OTCBB.com on the date of the approval of such request.  As of March 31, 2010, the shares have not been issued.

•
On February 19, 2010 the Board approved the request of HEI to convert a $ 90,000 promissory note dated September 28, 2009 and $ 5,780.52 of accrued interest into 1,741,464 shares of common stock. The conversion price is $0.055 which is the closing price published on the OTCBB.com on the date of the approval of such request.

Effective January 1, 2010 the fees to HEI were increased to $ 23,000 per month for implementation of Phase I of the agreement and Phase 2 will be implemented on July 1, 2010 at a monthly fee of $36,000 per month.

Our expenditures for research and development activities in fiscal 2009 were $179,919, and in fiscal 2008 were $270,405.

Insurance

The Company maintains a $ 4 million general business liability policy. We believe such insurance coverage to be adequate for its current requirements.  No assurance can be given that adequate insurance coverage, at reasonable cost or otherwise, will be available in the future.

Employees

As of March 30, 2010, the Company employed a Chief Executive Officer, a Chief Financial Officer, a Controller and one part time administrative employee in our headquarters. The Company employed a Vice President of International Markets.

PureSafe Manufacturing and Research Corp. employed one full time General Manager  by agreement with Designs and Project Development Corp., and three 1099 contractors in the production facility.

By agreement with Hidell-Eyster International, Inc., the Company will be provided with their personnel to serve as our President, Chief Operating Officer and Vice President-Technical Sales.

We believe there are a sufficient number of qualified personnel available for the marketing and sales function, administrative requirements and for production. We have no collective bargaining agreement with any of our employees.

Item 1A.	Risk Factors.

We will need additional capital to finance existing obligations and to fund our operations and growth and we may not be able to obtain additional capital at all, or to obtain capital under terms acceptable to us.

We are seeking to raise $5 million additional capital.  We anticipate that this amount of capital, if fully raised, will satisfy our financial obligations for approximately 24 months. Our capital requirements in connection with our marketing efforts, continuing product development and purchases of inventory and parts are expected to be significant for the foreseeable future.  In addition, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, therefore creating the need for additional capital. Historically, cash generated from operations has not been sufficient to fund our capital requirements, and we have relied upon sales of securities, and loans from our officers to fund our operations.  We cannot assure you that we will have sufficient funds available to meet our working capital requirements, or that we will be able to obtain capital to finance operations on favorable terms or at all. If we do not have, or are otherwise unable to secure necessary working capital, we may be unable to fund the continued manufacture of PureSafe units, and we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, any of which could harm our business.

We have a history of losses and we may continue to incur losses in the future and/or we may never achieve or maintain profitability.

Our financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring losses from operations, an accumulated deficit since its inception of approximately $32.2 million and $2.1 million for the year ended December 31, 2009, and has a working capital deficiency of approximately $1.7 million as of  December 31, 2009.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants have stated in their report that there is substantial doubt about our ability to continue as a going concern.

We have limited cash resources and have a working capital deficit.  Our independent registered public accountants have stated in their report that they have a substantial doubt about our ability to continue as a going concern.  By being categorized in this manner, we may find it more difficult in the short term to either locate financing for future projects or to identify lenders willing to provide loans at attractive rates, which may require us to use our cash reserves in order to expand.  Should this occur, and unforeseen events also require greater cash expenditures than expected, we could be forced to cease all or a part of our operations.

We plan to expand and we may be unable to manage our growth.  We intend to grow our business, but we cannot be sure that we will successfully manage our growth.  In order to successfully manage our growth, we must:

•	expand and enhance our administrative infrastructure;
•	improve our management, financial and information systems and controls;
•	expand, train and manage our employees effectively; and
•	successfully retain and recruit additional employees.

Continued growth could place a further strain on our management, operations and financial resources.  We cannot assure that our operating and financial control systems, administrative infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth.  If we cannot manage our growth effectively, our business may be harmed.

Technological change and competition may render our potential products obsolete.

The water purification industry continues to undergo rapid change, competition is intense and we expect it to continually increase.  Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive.  Many of our competitors have substantially greater experience, financial and technical resources and production and development capabilities than we do.  Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than we can for technologies and products that are more effective and/or affordable than any that we are developing.

Product liability exposure may expose us to significant liability.

We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects.  We may not be able to avoid significant liability exposure.  We maintain a $4,000,000 general and product liability policy which covers the manufacture and marketing of our products. Although we believe our insurance coverage to be adequate, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost.  An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance.  Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance and condition.

Our inability to protect our intellectual property rights may force us to incur unanticipated costs.

Our success will depend, in part, on our ability to obtain and maintain protection in the United States and other countries for certain intellectual property incorporated into our water purification systems and our proprietary methodologies.  Our patent applications for our products are currently pending, and there is no guarantee that such patents will be granted, and if they are not, we may be unable to obtain patents relating to our technology.  Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to prevent competitors from marketing similar solutions that limit the effectiveness of our patent protection and force us to incur unanticipated costs.  In addition, existing laws of some countries in which we may provide services or solutions may offer only limited protection of our intellectual property rights.

Our products may infringe the intellectual property rights of third parties, and third parties may infringe our proprietary rights, either of which may result in lawsuits, distraction of management and the impairment of our business.

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims.  Third parties could assert infringement claims against us in the future.  Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.  Royalty or licensing agreements, if required, might not be available on terms acceptable to us, or at all.  We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.  Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks.  If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology.  Our failure to develop or license a substitute technology could prevent us from selling our products.

We will face substantial competition in marketing our PureSafe FRWS.

We will experience competition from a large number of more established firms in the market for water purification systems.  Many of these companies are much larger and have substantially greater financial resources than us.  In addition, our potential competitors in many cases already have customers to which they have sold water purification systems and these systems have an operating track record, in contrast to our FRWS which is a relatively new product.in the market.

We do not anticipate paying cash dividends in the foreseeable future, which could adversely affect the price of our Common Stock.

We, by reason of our anticipated financial status and our contemplated financial requirements, do not contemplate or anticipate paying any dividends upon our Common Stock in the foreseeable future.  Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the earnings, financial conditions, capital requirements and other factors that the board of directors may think are relevant.

Item 1B.	Unresolved Staff Comments.

Disclosure under Item 1B is not required of smaller reporting companies.

Item 2.	Properties.

The Company currently maintains its principal place of business at 25 Fairchild Avenue - Suite 250, Plainview, NY 11803 under a 7-year lease expiring in April 2015.  The lease calls for a monthly base rent of $5,000 through April 2009 with annual increases in the monthly base rent.  We are required to pay for all applicable utilities, maintenance costs and real estate taxes, which averaged approximately $2,400 per month during the period in 2009.  The facility has 5,300 square feet in space and serves as our headquarters, executive offices, and showroom.

Item 3.	Legal Proceedings.

Current legal proceedings to which we are a party are as follows:

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

We have received a collection notice from Bircon, Ltd. for a $140,000 balance they claim is due.  We are disputing such claim based on their breach of contract. We plan to vigorously defend any suit filed by Mr. Gil Tenne and /or Bircon Ltd.   We will be cancelling the warrants previously authorized for lack of performance.

Item 4.	Reserved.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded over-the-counter and has been available for quotation on the OTC Bulletin Board (the “OTC BB”) under the trading symbol “PSWS.OB”.  The following table sets forth the range of high and low bid prices for our common stock for the periods indicated as derived from the Yahoo Finance website.  The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid Price	Low Bid Price
March 31, 2008	$0.14	$0.03
June 30, 2008	0.11	0.08
September 30, 2008	0.08	0.04
December 31, 2008	0.05	0.02

March 31, 2009	0.05	0.02
June 30, 2009	0.08	0.04
September 30, 2009	0.08	0.04
December 31, 2009	0.07	0.04

Holders

As of March 21, 2010, we had 574 stockholders of record.  We estimate that there are approximately 2,000 beneficial holder of our common stock, based on information collected with respect to our annual meeting of stockholders held on November 20, 2008.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2009 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	6,750,000	$0.0413	18,500,000

Equity compensation plans not approved by security holders	17,656,666	$0.0951	0

Total	24,406,666	$0.0798	18,500,000

As of December 31, 2009, we have granted warrants and other rights to purchase a total of 24,406,666 shares or our common stock with average exercise price of $0.0798. These warrants and other rights were granted to multiple individuals with various reasons such as reward for consulting services, incentive to retain highly desired staff and employee performance rewards.  The grant of each of such warrants and other rights were approved by our board of directors.  All the warrants were approved by our board of the directors but were not approved by our security holders except 6,750,000 warrants(options) were granted under 2008 Equity Compensation Plans which was approved by security holders in our 2008 annual shareholders’ meeting.

We have set forth below additional information concerning the material features of each grant of  warrants and other rights under a plan not approved by our security holders.  For purposes of this disclosure, the term “Plan” includes all individual agreements that provide for equity compensation and include all individual option agreements, warrants and other contract rights payable in equity.

Date of Grant/Issuance	Number of Warrants Granted	Exercise Price	Expiration Date	Name of Holder, if a Director or Executive Officer
03/29/07	2,000,000	0.1100	03/29/10	President & CEO
03/29/07	2,000,000	0.1175	03/29/10
05/16/07	2,000,000	0.1100	05/16/10
05/23/07	1,100,000	0.1100	05/23/10	Ronald Hart (formal director)
09/28/07	2,000,000	0.0700	09/28/10	Director and CFO
12/14/07	3,000,000	0.0540	12/14/11
04/23/07	2,000,000	0.1100	04/23/10
02/12/08	(2,000,000) Cancellation	0.1100
02/12/08	666,666	0.1100	04/23/10
03/14/08	500,000	0.0667	03/14/11	Malcolm Hoenlein, director
04/16/08	45,000	0.0853	04/16/11
04/16/08	45,000	0.0853	04/16/11
07/30/08	50,000	0.0580	07/30/11
07/30/08	250,000	0.0580	07/30/11
04/17/09	4,000,000	0.0410	04/17/2014	President & CEO

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

The total number of shares of our common stock reserved and available for grant and issuance pursuant to the 2008 Plan is 30 million.  As of December 31, 2009 and through March 22, 2010, no options, warrants, and rights were awarded under 2008 Plan.

Item 6.	Selected Financial Data.

Disclosure under Item 6 is not required of smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

We completed production of a fully functional prototype of the PureSafe FRWS in 2008. The system has been tested for its capability to decontaminate and purify contaminated waters with a variety of contaminants. All bench tests have been successful. Tests were performed under the supervision of Thomas Brewer PH.D, hydrogeologist with Hidell-Eyster International, Inc.. All test results were independently verified by an outside independent laboratory. Test results have been published and have been disclosed to the public.

In 2008 we entered into a Letter of Intent with Mekorot Development and Enterprise Ltd (“Mekorot D&E”), a wholly owned subsidiary of Mekorot National Water Company, the national water carrier of Israel, to create a working relationship with the goal of incorporating the PureSafe FRWS in the global water security initiative of Mekorot D&E.  Mekorot D&E, in turn, is seeking our help in marketing their water security program in the United States.

We have initiated discussion with various potential international partners concerning distribution and manufacturing rights.

We commenced the production of our first two FRWS units in January 2010.  We expect to complete these two units on or before April 30, 2010.  These two units will provide the following advantages over the first prototype unit:
•	Capability of delivering 30,000 gallons of potable water per day rather than the 10,000 capacity of the prototype.
•	Significant advancement on maintenance requirement. Maintenance personnel can step into the unit to change filters and provide other maintenance services.
•	Automatic water bagging machine integrated into the system. The FRWS can now produce 1,800 ½ liter bags of water automatically.
•	Filling station integrated into the system. The bottle filling capability is now inside the system to prevent any type of external damage. The prototype had a drop down table for this purpose.
•	Integrated diesel generator. The diesel generator is an integral part of the system and can operate for up to 90 hours without refueling.

We are seeking financing to expand production to meet what we believe will be significant demand for our product.

We also have begun to explore a joint venture relationship with a financial institution to provide lease financing for production units.  No assurance can be given that we will receive financing from any source or that such financing will be in a sufficient amount or on terms favorable to our company.  Any financing could have a dilutive effect to our then current stockholders.  Even if sufficient and on terms favorable to us, financing cannot guaranty that we will generate revenues or be profitable at any time in the future.

We have signed a management agreement with Hidell-Eyster International, Inc. (HEI) which provides for Steve Keim to serve as President of PureSafe, Henry (Bob) Hidell to serve as Chief Operating Officer, Richard Pellerito, as Vice President of Technical Sales, Kathleen Ransome, as financial advisor to Terry Lazar, our CFO, and other members of the HEI group as needed, including John Clemmens, process engineer and Dr. Thomas Brewer, hydrogeologist.

Plan of Operations

Our plans for the next twelve months include;
•	Raising $5 million in capital in two tranches, $2.5 million within the first six months of 2010 and an additional $2.5 million in the fourth quarter of 2010.
•
The completion of 45 commercial PureSafe FRWS units, with full operational capability.  We believe that with acceptable levels of capital, 45 units can be produced of which 35 will be sold and ten will remain in inventory. The ramp up to full production capability of 20 units per month is targeted for the third quarter of 2010.

•
Expand production capability to meet the expected demand for the FRWS domestically by a combination of expanding the production facility of PureSafe Manufacturing and Research Corporation, and outsourcing to an identified facility.

•
Identify strategic partners in specific overseas markets that have the production, distribution, maintenance and training capability to produce, distribute, maintain and train personnel in the operation of our system.

•	To have the first two production units certified by the WQA (Water Quality Association) and UL (Underwriters Laboratory).
•	To enter into a pilot program with Nassau County New York to field test the units.
•	Filing of all required foreign patent applications for the PureSafe FRWS. We will identify all the potential markets in which we need patent protection.
•	Following our Operating Business Plan (OBP) to achieve the results anticipated in the OBP and our Cash Flow Projections.
•
Initial penetration into target markets; we are participating in water industry conferences.  Our special advisors are contacting strategic potential customers and we are starting to identify strategic partners for selected international markets.

•	To follow our marketing and sales projections by hiring a Vice President of Marketing to achieve sales by the second quarter of 2010.
•	Chief Peter Hayden will become a full time Vice President – Senior Government Liaison and will identify first responder users of our system.
•
The Honorable Michael Balboni, former New York State Senator and Deputy Secretary  of Public Safety for the State of new York joined us as a Special Advisor in October 2009.  We expect to make full use of Mr. Balboni’s knowledge and contacts.

•
Locating additional board members. Henry (Bob) Hidell will be joining the Board.  We are seeking two additional outside Board members who can bring a level of professionalism, independence, recognized success either in business or academia and an unquestionable level of ethical behavior.

•
Recognizing revenue produced by sales of PureSafe FRWS units. We believe that, as the production process moves in tandem with our marketing initiatives, we shall start to receive orders for the FRWS. Richard Pellerito has become Vice President of Technical Sales.  We expect that the extent of his knowledge and experience will move us in the direction of achieving sales.

No assurance can be given that any of the above items will be completed during the next twelve months or at anytime in the future. Further, completion of all of such items does not guaranty that we will generate any revenue or become profitable at any time in the future.

Going Concern

At December 31, 2009, stockholders’ deficiency was $2,213,943 as compared to $1,676,483 at December 31, 2008.  Negative working capital was $1,690,319 at December 31, 2009 as compared to $1,907,742 at December 31, 2008.

We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $32.2 million.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.  The Independent Registered Public Accounting Firm’s report on our financial statements included elsewhere herein contains an explanatory paragraph about conditions that raise substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to bring our products to market and generate revenues, control costs, operate profitably and obtain additional financing, as required and on reasonable terms.  Our plans with respect to these matters include restructuring our existing debt and raising additional capital through future issuances of stock and/or debt.  We plan to raise an additional $5 million in the next twelve months to fund the following activities: the production of 45 commercialized PureSafe FRWS units; submitting two commercialized units for all necessary certifications; launching a marketing program for the PureSafe FRWS, establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.  Provided we obtain such financing, we believe that there will be revenue recognition by the third quarter of 2010.

We have no assurance that such financing will be available on terms advantageous to us, or at all.  We anticipate that by the third quarter of 2010, we will be fully commercially operational and cease to be a development stage entity.  However, should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain of our operational activities.

For the first two quarters of 2010, our main focus will be to produce PureSafe FRWS standardized commercial units, complete the certification process and initiate our marketing plan. We expect to recognize the first sales of the PureSafe FRWS by the end of the second quarter of 2010.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from the sale of PureSafe FRWS units.

The extent of these initiatives will be contingent upon the amount of capital raised.

Results of Operations

Revenues.  We recorded zero sales for the years ended December 31, 2009 and 2008.

Cost of goods sold.  Cost of goods sold for the years ended December 31, 2009 and 2008 were $0 and $0, respectively.

Selling, general and administrative.  Selling, general and administrative expenses for the year ended December 31, 2009 was $1,897,639, compared to $1,909,982 for the 2008 fiscal year, a decrease of $12,343. The decrease between these two periods was smaller than 1%.  Our operation scales and employee force were similar in both 2009 and 2008.  That is the main factor the change in total selling, general and administrative expense is very small.  Though total Selling, general and administrative expenses change is small, there were a few expenses that have larger shifts in spending between these two periods.  Legal fees incurred in 2009 was $96,815, compared to $100,971 in 2008, a $14,615 or 14% decrease.  The 14% decrease in legal fees is attributable to a less legal service required in 2009.  Audit fees for 2009 was $96,815, compared to $177,260 for 2008, a $80,445 or 45% decrease.  The decrease in our audit fees for 2009 was the combination of  fee negotiation and the improved efficiency and effectiveness of our accounting department .  Accounting fees decreased by $11,090, or 33% from 2009 to 2008.  In 2009, our outside accountants spent fewer hours than in 2008 in reviewing transactions prepared and recorded by our controller and compiling our financial statements.  We expect the total accounting fees will maintain the same level in 2010 unless our operation, both in PureSafe Water Systems sector or in our manufacturing sector expand rapidly in 2010.  Consulting services expenses in 2009 was $198,962, compared to $229,708 in 2008, a $30,746 decrease.  The decrease in consulting fees is because we change one vendor’s service to more  marketing related than consulting.  Office expenses decreased $28,630 or 61% from $46,855 in 2008 to $18,225 in 2009.  In 2008, we incurred $19,337 in office expenses related to the 2008 annual shareholders’ meeting held in November.  Marketing expenses increased significantly.  Marketing expense in 2009 was $223,637 compared to $132,529 in 2008, a 91,108 or 69% increase.  The main component of such increase in marketing expense relates to the $180,000 consulting fee incurred in retaining Hidell-Eyster International, Inc. (“HEI”)’s services.  On June 9, 2008, we signed an agreement with HEI to retain their services in the following areas: regulatory and licensing issues; marketing; quality assurance; manufacturing and logistics; financial planning and monitoring and sales and distribution.  We agreed to pay HEI a fixed fee of $15,000 per month plus approved out-of-pocket expenses.  We also incurred approximately $20,000 more in 2009 in various marketing projects, including preparation of a business plan and brochures and trade shows as we are more aggressively marketing our company’s product and image.  Rent expense in 2009 was $114,311, compared to $85,833 in 2008, a 28,478.13 or 33% increase.  The increase in rent was caused by tax bills we received in 2009 for 2008 property taxes.  Travel expenses from decreased from $53,044 in 2008 to $4,683.in 2009, a $48,360 or 91% decrease.  The decrease in travel expenses coincides with the completion of our prototype.  Since the prototype was brought to United States from Israel in July 2008 and with ever advanced internet technologies, most of the research and development activities are conducted via internet and  physical activities of modifying our prototype, building our first 2 commercialized units are being done in our HQ’s facility.  The need for the management team to travel to Israel as well as the need for our consultant travel from Israel to United States decreased substantially.  Total salaries paid and accrued in 2009 was $262,102, compared to $313,163 in 2008, a decrease of $51,061 or 16%.   The main reason for the decrease was that subsequent to October 2008 we were no longer required to pay severance to a former employee.Stock based compensation increased from $490,689 in 2008 to $706,113 in 2009, an increase of $215,424 or 44%.  In April 2009, we granted our staff 5,000,000 shares of common stock and options to purchase additional 10,750,000 shares of common stock to various parties which include our Chief Executive Officer and Chief Financial Officer (see Note 13, related parties transactions).  We incurred $518,042 stock-based compensation in connection with such grant.  In December 2009, we incurred $100,000 additional stock-based compensation from issuing 1,000,000 shares of common stock to each of our Chief Executive Officer and Chief Financial Officer in connection with a 2008 stock grant.

Research and development.  Research and development expenses in 2009 were $179,919, compared to $270,405 in 2008, a decrease of $90,486 or 33%.  Since the completion of the prototype of PureSafe FRWS in July of 2008, continue  our research and development activities have been focused on modifying, redesigning, enhancing, and standarizing  FRWS design from the initial prototype design to be a   commercialized product. .   On September 18, 2009, PureSafe Manufacturing & Research Corporation (PSMR), a Delaware corporation was established.  PSMR, a wholly owned subsidiary of the company will be the Manufacturing and Research arm for the Company.  In October and November, 2009 the company raised an aggregate $175,000 in convertible debt which included $25,000 from each the Company’s Chief Executive Officer and Chief Financial Officer.  The funds raised will be used as initial investment in PSMR and are earmarked for production purpose only.  The Company expects to complete two commercial units by the end of April 2010.

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

Interest expense. We incurred $144,592 interest expense in 2009 compared to $93,092 in 2008, a $51,500 or 55% increase.  The increase in interest expense in 2009 is mainly due to the write-off of the remaining debt discount on loans that were converted into our common stock in April 2009 and the amortization on the debt discount on loans incurred in 2009.

Change in fair value of warrants and embedded conversion options.  Change in fair value of warrants and embedded conversion options for the years ended December 31, 2009 and 2008 were $83,000 and ($151,751), respectively.  The warrants and the embedded conversion options are recorded as derivative liabilities at their fair market value, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, and marked to market through earnings at the end of each reporting period.

Liquidity and Capital Resources

As of December 31, 2009, we maintained a cash balance of $107,424 as compared to $29,411 at December 31, 2008 an increase in the cash balances of $78,013.

Net cash used in the operating activities was $820,870 and $1,579,182 in 2009 and 2008, respectively.  The primarily factors in our use of approximately $758,000 less cash in 2009 compared to the same period in 2008 were the following:
a.	We paid approximately $360,000 to Bircon Ltd for research and development for our prototype in the nine months ended September 30, 2008 and made no such payments in the same period of 2009;

b.	Our Chief Executive Officer, Chief Financial Officer and some of our consultants agreed to defer their compensation since August 2008 so we can utilize the limited funds in a more productive way.

Net cash used in capital expenditures in 2009 and 2008 was $16,618 and $166,843 respectively.   In 2008 we paid many one-time expenditures includes leasehold improvements, furniture and fixtures, equipments for the new headquarters and we also paid $23,155 in the first six months of 2008 for the pending patent we applied for in 2008 for the technology used on our PureSafe FRWS.  In 2009, we sold two trailers and received $4,350 from the sales.

We raised $540,500 and $1,170,000 through sales of our common stock, in 2009 and 2008 respectively.  In the first quarter of 2008, an investor exercised a warrant to purchase 110,000 shares of common stock.  We received $9,350 from such transaction.   In the first quarter of 2008, we used $69,314 cash to repay notes payables.  We raised $325,000 and $50,000 through debt financing in 2009 and 2008 respectively.  Proceeds received from officers and directors’ loans were $50,000 and $200,000 in 2009 and 2008 respectively.  From all the above activities, net cash provided by financing activities was $915,500 and $1,360,036, in 2009 and 2008 respectively.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses.  We are considered a development stage enterprise as defined in the Accounting standards Codification 915 “Development Stage Entities.”  We are subject to a number of risks similar to those of other companies in an early stage of development.

The following is a list of what we believe are the most critical estimations that we make when preparing our financial statements.

Development Stage Company

We discontinued our water cooler and filtration operations in November 2001.  We have refocused our efforts on raising capital and developing markets for its proprietary technology.  Therefore, for financial purposes, we have determined that we re-entered the development stage commencing January 1, 2002.  Our statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2009 represent the financial information cumulative, from inception/commencement, required by ASC 915 “Development Stage Entities.”

Principle of Consolidation

The consolidated financial statements of PureSafe Water Systems, Inc. include accounts of the company and its wholly-owned subsidiary, PureSafe Manufacturing & Research Corporation.  Intercompany transactions and balances are eliminated in consolidation.

Stock-Based Compensation

We report stock based compensation under ASC 718 “Compensation – Stock Compensation”.   ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values.  During the year ended December 31, 2009 and 2008, we issued 8,000,000 and 4,483,333 shares of common stock and incurred a stock based compensation charge of approximately $ 323,500 and $271,000, respectively based on the fair value on the date of the award.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718, which require that such equity instruments is recorded at its fair value on the measurement date, which is typically the date the services are performed.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2009	2008
Risk-free interest rate	2%	3%
Expected life, in years	3	3
Expected volatility	83%	83%

During the years ended December 31, 2009 and 2008, we granted warrants to purchase 11,000,000 and 833,333 shares of our common stock, respectively, to employees and consultants for services provided.  We incurred charges for stock based compensation with respect to such grants of approximately $383,000 and $220,000, respectively.

We have issued equity instruments in the past to raise capital and as a means of compensation to employees and for the settlement of debt.

Derivative Financial Instruments

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature which provided for a conversion of the convertible promissory notes into shares of our common stock at a rate which was determined to be variable.  We determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging.”

The accounting treatment of derivative financial instruments requires that we record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  As a result of entering into the convertible promissory notes, we were required to reclassify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  We reassess the classification of the instruments at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Income Taxes[Different from the income tax section in Fin. Note]

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

Our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  We file income tax returns in the United States (federal) and in various state and local jurisdictions.  We are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations.  As of December 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

Effects of Recent Accounting Policies

In August 2009, the FASB issued new accounting guidance, under ASC Topic 820 on fair value measurements and disclosures, on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. We adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the consolidated financial statements.

The FASB, in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued an accounting standard addressing transfers of financial assets that removed the concept of a qualifying special-purpose entity (QSPE) from the FASB Accounting Standards Codification (ASC) and removed the exception from applying the consolidation rules to QSPEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. We do not expect the effect of adopting this new standard on our consolidated financial condition, results of operations, or cash flows to be material.

In June 2009, the FASB issued an accounting standard that amends the rules addressing consolidation of variable interest entities to an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with variable interest entities. The new standard is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. We do not expect the effect of adopting this new standard on our consolidated financial condition, results of operations, or cash flows to be material.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 260 on earnings per share, related to the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on Derivatives and Hedging, as to how an entity should determine whether an instrument, or an embedded feature, is indexed to an entity's own stock and whether or not such instruments would be accounted for as equity or a derivative liability. The adoption of this guidance can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. Early application is not permitted. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

 In March 2008, the FASB issued new accounting guidance under standard ASC Topic 815, on Derivatives and Hedging which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted under Topic 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years and interim periods beginning after November 15, 2008. . The adoption of this pronouncement did not have an impact on our consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K and their location.

Item	Page *
Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets as of December 31, 2009 and 2008	25-26
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	27
Consolidated Statements of Changes in Stockholders’ Deficiency for the Years Ended December 31, 2009 and 2008	28-34
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	35-36
Notes to Consolidated Financial Statements	37-59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of PureSafe Water Systems Inc.

We have audited the accompanying consolidated balance sheets of PureSafe Water Systems Inc. (a development stage company) and its subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended, and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PureSafe Water Systems Inc. (a development stage company) and its subsidiary as of December 31, 2009 and 2008 and the consolidated results of their operations and cash flows for the years then ended, and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP

New York, New York
April 13, 2010

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$107,424	$29,411
Inventories	97,115	--
Prepaid expenses and other current assets	120,083	53,890
Total Current Assets	324,622	83,301

Property and equipment, net of accumulated depreciation of $33,356 and $17,130, at December 31, 2009 and 2008, respectively	115,551	142,437
Patents and trademarks, net of accumulated amortization of $23,504 and $17,882, at December 31, 2009 and 2008, respectively	68,980	62,044
Other assets	20,500	26,860
TOTAL ASSETS	$529,653	$314,642

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$656,242	$410,925
Accrued compensation	84,000	155,000
Accrued consulting and director fees	140,000	178,000
Convertible notes payable to officer and director (including accrued interest of $14,685 and $12,171 and net of debt discount of $14,706 and $0, at December 31, 2009 and 2008, respectively)	99,979	186,891
Convertible promissory note (including accrued interest of $9,194 and $208 and net of debt discount of $104,214 and $19,283, at December 31, 2009 and 2008, respectively)	279,980	30,925
Promissory notes payable (including accrued interest of $127,221 and $269,833, at December 31, 2009 and 2008, respectively)	285,443	553,056
Fair value of detachable warrants and options	286,100	121,100
Fair value of embedded conversion options	197,900	164,900
Accrued dividends payable	190,328	190,328
Total Current Liabilities	2,219,972	1,991,125

Long Term Liabilities:
Notes Payable	284,624	--
Notes payable to officers and directors	239,000	--
Total Long Term Liabilities	523,624	--
TOTAL LIABILITIES	2,743,596	1,991,125

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding at December 31, 2009 and 2008, (liquidation preference $2,592,250 and $2,483,950, at December 31, 2009 and 2008, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 272,162,945 shares issued and 272,158,545 shares outstanding at December 31, 2009; 244,850,034 shares issued and 244,845,634 outstanding at December 31, 2008	272,162	244,849
Additional paid-in capital	30,086,795	28,528,973
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $33,076 and $12,914, at December 31, 2009 and 2008, respectively)	(370,276)	(350,114)
Accumulated deficit (including $17,665,444 and $15,563,011 of deficit accumulated during development stage at December 31, 2009 and December 31, 2008, respectively)	(32,197,040)	(30,094,607)
Total Stockholders’ Deficiency	(2,213,943)	(1,676,483)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$529,653	$314,642

The accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Operations

	Years Ended December 31,		January 1, 2002 to December 31, 2009
	2009	2008
Sales	$--	$--	$471,290
Costs and expenses (income):	--	--
Cost of Sales	--	--	575,680
Selling, general and administrative, including stock-based compensation of $716,313 and $490,689 for the years ended December 31, 2009 and 2008 and $3,378,807 for the period January 1, 2002 to Dec 31, 2009	1,897,639	1,909,982	10,821,567
Non-dilution agreement termination costs	--	--	2,462,453
Research and development	179,919	270,405	885,687
Interest expense - including interest expense to a related party of $86,992 and $7,008 for the years ended December 31, 2009 and 2008, respectively, and $220,765 for the period Jan 1, 2002 to December 31, 2009	144,592	93,092	1,661,312
Financing costs - extension of warrants	--	--	74,700
Interest expense - conversion provision	--	--	113,000
(Gain) loss on settlement of debt	(202,717)	(384,114)	2,027,186
Change in fair value of warrants and embedded conversion option	83,000	(151,751)	(484,851)
Total costs and expenses	2,102,433	1,737,614	18,136,734
Net (loss)	(2,102,433)	(1,737,614)	(17,665,444)
Deemed dividend on preferred stock	--	--	(2,072,296)
Preferred stock dividends	(108,300)	(108,357)	(834,423)
	(108,300)	(108,357)	(2,906,719)
Net loss attributable to common stockholders	$(2,210,733)	$(1,845,971)	$(20,572,163)
Net loss attributable to common stockholders per common share - Basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding - Basic and diluted	262,016,546	235,494,015

The accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
BALANCE - JANUARY 1, 2002	145,500	$146	86,614,286	$86,614	$12,339,469	$(5,768)	$(67,500)	$(14,531,596)	$(2,178,635)
Extension of life of warrants	--	--	--	--	111,000	--	--	--	111,000
Proceeds from sale preferred stock ($1.00 per share)	125,000	125	--	--	117,375	--	--	--	117,500
Proceeds from sale of common stock ($0.025 per share)	--	--	2,500,000	2,500	97,500	--	--	--	100,000
Common stock issued for services ($0.08 per share)	--	--	450,000	450	35,550	--	--	--	36,000
Collection of subscription receivable	--	--	--	--	--	--	30,200	--	30,200
Net loss	--	--	--	--	--	--	--	(1,589,746)	(1,589,746)
BALANCE - DECEMBER 31, 2002	270,500	$271	89,564,286	$89,564	$12,700,894	$(5,768)	$(37,300)	$(16,121,342)	$(3,373,681)

Proceeds from sale of preferred stock:
March 31, 2003 ($1.00-$2.00 per share)	62,500	63	--	--	74,937	--	--	--	75,500
June 30, 2003 ($0.50 per share)	75,000	75	--	--	37,425	--	--	--	37,500
September 30, 2003 ($1.00-$2.40 per share)	163,281	163	--	--	228,346	--	--	--	228,509
December 31, 2003 ($1.33-$2.80 per share)	145,450	145	--	--	258,717	--	--	--	258,862
Preferred stock issued for services:
March 31, 2003 ($1.00 per share)	30,000	30	--	--	29,970	--	--	--	30,000
June 30, 2003 ($1.00 per share)	51,250	51	--	--	51,199	--	--	--	51,250
September 30, 2003 ($1.00 per share)	67,035	67	--	--	66,968	--	--	--	67,035
December 31, 2003 ($1.88-$4.00 per share)	22,150	22	--	--	65,378	--	--	--	65,400
Collection of subscription receivable	--	--	--	--	--	--	15,500	--	15,500
Write-off of subscription receivable	--	--	--	--	--	--	21,800	--	21,800
Net loss	--	--	--	--	--	--	--	(3,535,479)	(3,535,479)
BALANCE - DECEMBER 31, 2003	887,166	$887	89,564,286	$89,564	$13,513,834	$(5,768)	$--	$(19,656,821)	$(6,058,304)

Proceeds from sale of preferred stock:
March 31, 2004 ($2.40-$4.80 per share)	130,077	130	--	--	400,126	--	--	--	400,256
June 30, 2004 ($0.80 per share)	15,625	16	--	--	12,484	--	--	--	12,500
Preferred stock issued for services:
March 31, 2004 ($2.00-$4.80 per share)	49,433	49	--	--	158,483	--	--	--	158,532

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Proceeds from sale of common stock:
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

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
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

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
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

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Proceeds from sale of common stock:
$0.0357 per share - February 29, 2008	--	--	1,401,869	1,402	48,598	--	--	--	50,000
$0.0350 per share - March 7, 2008	--	--	2,857,142	2,857	97,143	--	--	--	100,000
$0.0350 per share - March 13, 2008	--	--	1,428,571	1,429	48,571	--	--	--	50,000
$0.0343 per share - March 13, 2008	--	--	2,912,622	2,913	97,087	--	--	--	100,000
$0.0900 per share - March 26, 2008	--	--	1,666,667	1,667	148,333	--	--	--	150,000
$0.1083 per share - March 26, 2008	--	--	461,538	462	49,538	--	--	--	50,000
$0.1000 per share - April 11, 2008	--	--	1,000,000	1,000	99,000	--	--	--	100,000
$0.1083 per share - May 5, 2008	--	--	923,077	923	99,077	--	--	--	100,000
$0.0917 per share - May 15, 2008	--	--	545,455	545	49,455	--	--	--	50,000
$0.0963 per share - May 15, 2008	--	--	519,031	519	49,481	--	--	--	50,000
$0.0963 per share - May 12, 2008	--	--	1,557,094	1,557	148,443	--	--	--	150,000
$0.1000 per share - May 23, 2008	--	--	500,000	500	49,500	--	--	--	50,000
$0.0840 per share - June 30, 2008	--	--	833,333	833	69,167	--	--	--	70,000
$0.0730 per share - July 25, 2008	--	--	1,369,863	1,370	98,630	--	--	--	100,000
Stock for receivables:
$0.0843 per share - May 12, 2008	--	--	17,000,000	17,000	1,416,100	--	(1,433,100)	--	--
$0.0843 per share - August 31, 2008	--	--	(13,000,000)	(13,000)	(1,082,900)	--	1,095,900	--	--
Accrued interest	--	--	--	--	--	--	(12,914)	--	(12,914)
Stock for compensation:
$0.0500 per share - March 13, 2008	--	--	1,000,000	1,000	49,000	--	--	--	50,000
$0.0400 per share - March 26, 2008	--	--	333,333	333	13,000	--	--	--	13,333
$0.1000 per share - May 29, 2008	--	--	1,000,000	1,000	99,000	--	--	--	100,000
$0.0500 per share – August 6, 2008			100,000	100	4,900				5,000
$0.0500 per share - September 19, 2008	--	--	2,050,000	2,050	100,450	--	--	--	102,500
Common stock issued in repayment of debt:
$0.02943 per share - January 9, 2008	--	--	947,119	947	26,927	--	--	--	27,874
$0.02500 per share - January 17, 2008	--	--	2,146,324	2,146	51,512	--	--	--	53,658
$0.02212 per share - January 17, 2008	--	--	1,250,000	1,250	48,750	--	--	--	50,000
$0.03108 per share - January 22, 2008	--	--	6,899,269	6,899	207,530	--	--	--	214,429
$0.02943 per share - February 1, 2008	--	--	562,282	562	15,986	--	--	--	16,548
Reclassification of derivative liability	--	--	--	--	70,766	--	--	--	70,766
Amortization of warrants for services	--	--	--	--	219,856	--	--	--	219,856
Issuance of common stock for $100,000 of subscription payable ($0.0443 per share) - January 4, 2008	--	--	2,255,639	2,256	(2,256)	--	--	--	--

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Issuance of shares upon exercise of warrants ($0.0850 per share) - March 26, 2008	--	--	110,000	110	9,240	--	--	--	9,350
Preferred stock converted to common stock	(1,050)	(1)	42,000	42	(41)	--	--	--	--
Preferred stock dividend	--	--	--	--	(57)	--	--	--	(57)
Net loss	--	--	--	--	--	--	--	(1,737,614)	(1,737,614)
BALANCE - DECEMBER 31, 2008	184,144	$184	244,850,034	$244,849	$28,528,973	$(5,768)	$(350,114)	$(30,094,607)	$(1,676,483)

Proceeds from sale of common stock:
$0.0330 per share – January 16, 2009			757,576	758	24,242				25,000
$0.0320 per share – January 30, 2009			1,562,500	1,563	48,437				50,000
$0.0320 per share – February 9, 2009			640,625	641	19,859				20,500
$0.0299 per share – February 13, 2009			1,672,241	1,672	48,328				50,000
$0.0290 per share – February 17, 2009			1,724,138	1,724	48,276				50,000
$0.0410 per share – April 29, 2009			609,756	610	24,390				25,000
$0.0440 per share – May 28, 2009			568,182	568	24,432				25,000
$0.0420 per share – June 3, 2009			595,238	595	24,405				25,000
$0.0600 per share – June 17, 2009			416,667	416	24,584				25,000
$0.0700 per share – June 23, 2009			714,286	714	49,286				50,000
$0.0720 per share – August 3, 2009			277,778	278	19,722				20,000
$0.0720 per share – August 3, 2009			694,444	694	49,306				50,000
$0.0730 per share – August 4, 2009			1,369,863	1,370	98,630				100,000
$0.0379 per share – October 5, 2009			659,631	660	24,340				25,000

Common stock issued in repayment of debt:
$0.0547 per share – March 14, 2009			500,000	500	26,868				27,368
$0.0390 per share – April 17, 2009			2,694,438	2,694	102,391				105,085
$0.040 per share – April 17, 2009			2,605,548	2,606	101,613				104,219
$0.059 per share – December 29, 2009			1,250,000	1,250	72,500				73,750

Stock Based Compensation:
$0.0200 per share – February 23, 2009			1,000,000	1,000	19,000				20,000
$0.0410 per share – April 17, 2009			4,750,000	4,750	190,000				194,750
$0.0350 per share – May 6, 2009			250,000	250	8,500				8,750
$0.0500 per share – December 1, 2009			2,000,000	2,000	98,000				100,000

Reclassification of derivative liability					17,900				17,900

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Stock for receivables							(20,162)		(20,162)

Amortization of warrants and option over the vesting period for employees and non-employees					392,813				392,813

Net Loss								(2,102,433)	(2,102,433)

BALANCE – DECEMBER 31, 2009	184,144	184	272,162,945	272,162	30,086,795	(5,768)	(370,276)	(32,197,040)	(2,113,943)

The accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Cash Flows

	Years Ended December 31,		For the Period From January 1, 2002 through December 31, 2009
Cash Flows from Operating Activities:	2009	2008
Net loss	$(2,102,433)	(1,737,614)	$(17,665,444)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on Sale of Property and Equipment	8,177		8,177
Depreciation and amortization	22,769	15,067	39,899
Amortization of patents and trademarks	5,622	4,607	22,122
Interest expense - amortization of deferred financing	--	2,510	22,530
Stock based compensation	716,313	490,689	3,389,007
Interest expense - conversion provision	--	--	113,000
Interest receivable	(20,162)	(12,914)	(33,076)
Accretion of debt discount	118,743	71,657	687,821
Change in fair value of warrants and embedded conversion option	83,000	(151,751)	(484,851)
(Gain)/loss on settlement of debt	(202,717)	(384,114)	2,027,187
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	(66,193)	(11,902)	(69,839)
Inventories	(97,115)	--	(97,115)
Other assets	6,360	(17,441)	(11,081)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	706,766	152,024	2,501,720
Net Cash Used in Operating Activities	(820,870)	(1,579,182)	(6,831,739)

Cash Flows from Investing Activities:
Purchase of property and equipment	(8,410)	(138,517)	(167,977)
Patent costs	(12,558)	(28,326)	(66,429)
Proceeds from sale of property & equipment	4,350	--	4,350
Net Cash Used in Investing Activities	(16,618)	(166,843)	(230,056)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	540,500	1,170,000	4,401,060
Proceeds from exercise of warrants	--	9,350	9,350
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	325,000	50,000	1,175,000
Proceeds from officers and directors convertible loans	50,000	200,000	350,000
Repayment of notes payable	--	(69,314)	(274,999)
Net Cash Provided by Financing Activities	915,500	1,360,036	7,133,708

Net increase (decrease) in cash	78,012	(385,989)	71,913

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Cash Flows
(Continued)

Cash at beginning of period	29,411	415,400	35,511
Cash at end of period	$107,424	$29,411	$107,424

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$1,190	$2,866	$371,543

Non-Cash Investing Activities:
Notes Receivable for common stock issued	$--	$337,200	$337,200

Non-Cash Financing Activities:
Compensation satisfied by issuance of common stock	$--	$--	$55,250
Common stock issued in satisfaction of liabilities	$310,422	$362,509	$7,348,293
Reclassification of derivative liabilities upon conversion of debt	$17,900	$70,766	$519,066
Cancellation of debt for no consideration	$--	$--	$1,327,321

The accompanying notes are an integral part of consolidated these financial statements.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

PureSafe Water Systems, Inc. (the “Company”) is a Delaware corporation currently engaged in the design and development of its technology to be used in the manufacture and sale of water purification systems both in and outside the United States.  The Company's corporate headquarters is in Plainview, New York.

The Company has generated nominal revenues to date; accordingly, the Company is considered a development stage enterprise as defined in the Accounting Standards Codification 915 “Development Stage Entities."  The Company is subject to a number of risks similar to those of other companies in an early stage of development.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED OPERATIONS

Basis of Presentation

The Company discontinued its water cooler and filtration operations in November 2001.  As a result, the Company has refocused its efforts on raising capital and developing markets for its proprietary technology.  Therefore, for financial purposes, the Company has determined that it has re-entered the development stage commencing January 1, 2002.  The Company's statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2009 represent the financial information cumulative, from inception/commencement, required by ASC 915 “Development Stage Entities."

Principle of Consolidation

The consolidated financial statements of PureSafe Water Systems, Inc. include accounts of the company and its wholly-owned subsidiary, PureSafe Manufacturing & Research Corporation.  Intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of approximately $2.1 million and $1.7 million for each of the years ended December 31, 2009 and 2008, respectively.  The Company has a working capital deficit of approximately $1.7 million and $1.9 million, and a stockholders’ deficiency of approximately $2.2 million  and $1.7 million at December 31, 2009 and 2008, respectively.

The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $32.2 million.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  The Independent Registered Public Accounting Firm’s report on the Company’s our financial statements contains an explanatory paragraph about conditions that raise substantial doubt about the its ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to bring products to market and generate revenues, control costs, operate profitably and obtain additional financing, as required and on reasonable terms. The Company’s plans with respect to these matters include:

•	Raising $5 million in capital in two tranches, $2.5 million within the first six months of 2010 and an additional $2.5 million in the fourth quarter of 2010.
•
The completion of 45 commercial PureSafe FRWS units, with full operational capability.  The Company believes that with acceptable levels of capital, 45 units can be produced of which 35 will be sold and ten will remain in inventory. The ramp up to full production capability of 20 units per month is targeted for the third quarter of 2010.

•
Expand production capability to meet the expected demand for the FRWS domestically by a combination of expanding the production facility of PureSafe Manufacturing and Research Corporation, as well as, identifying an outsourcing facility.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

•
Identify strategic partners in specific overseas markets that have the production, distribution, maintenance and training capability to produce, distribute, maintain and train personnel in the operation of the Company’s system.

•	To have the first two production units certified by the WQA (Water Quality Association) and UL (Underwriters Laboratory).
•	To enter into a pilot program with Nassau County, New York to field test the units.
•	Filing of all required foreign patent applications for the PureSafe FRWS. The Company will identify all the potential markets in which the Company needs patent protection.
•	Following the Company’s Operating Business Plan (OBP) to achieve the results anticipated in the OBP and theCash Flow Projections.
•
Initial penetration into target markets; the Company is participating in water industry conferences.  The Company’s special advisors are contacting strategic potential customers and are starting to identify strategic partners for selected international marketsin order to achieve sales by the second quarter of 2010.

•	Retain Chief Peter Hayden, as Vice President – Senior Government Liaison, who will identify first responder users of our system.
•
The Honorable Michael Balboni, former New York State Senator and Deputy Secretary of Public Safety for New York State joined us as a Special Advisor in October 2009.  The Company expects to make full use of Mr. Balboni’s knowledge and contacts.

No assurance that such financing will be available on terms advantageous to the Company, or at all.  However, should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities detailed above.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets and property and equipment), contingencies, as well as the recording and presentation of its common stock and related warrants issuances.  Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2009 and 2008 the Company did not have any cash equivalents.

Inventories

Inventory principally consists of raw materials that will be used to manufacture the water purification system machines. These amounts are stated at lower of first-in, first-out (“FIFO”) cost or market.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

Patents and Trademarks

Patents and trademarks are amortized ratably over nine to fourteen years.  The Company assesses the carrying value of its patents for impairment each year.  Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2009 and 2008.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt.  As of December 31, 2009, the deferred financing costs have been fully amortized.

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

Stock-Based Compensation

The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options or warrants.  The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted.

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2009	2008
Assumptions:
Risk-free interest rate	2.00%	3.00%
Expected life	3 years	3 years
Expected volatility	83%	83%
Dividends	0%	0%

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in selling, general and administrative expenses, were approximately $223,600 and $133,000 for the years ended December 31, 2009 and 2008, respectively.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

Income Taxes

Income taxes are accounted for under ASC 740, "Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.  Valuation allowances are established when necessary to reduce deferred assets to the amounts expected to be realized.

Loss Per Share

Basic loss per share was computed using the weighted average number of outstanding common shares.  Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of warrants and convertible preferred stock.  Common stock equivalents were excluded from the computation of diluted loss per share since their inclusion would be anti-dilutive.  Total shares issuable upon the exercise of warrants and the conversion of preferred stock and convertible debt for the years ended December 31, 2009 and 2008, were comprised as follows:

	As of December 31,
	2009	2008
Warrants	37,803,695	30,160,910
Convertible debt	11,630,791	9,748,787
Series F preferred stock	1,545,760	1,545,760
Total common stock equivalents	50,980,246	41,455,457

Fair Value

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

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

Liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Embedded conversion feature	$-	$-	$197,900	$197,900
Warrant and option liability	$-	$-	$286,100	$286,100
December 31, 2009	$-	$-	$484,000	$484,000

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Embedded conversion feature	$-	$-	$121,100	$121,100
Warrant and option liability	$-	$-	$164,900	$164,900
December 31, 2008	$-	$-	$286,000	$286,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consist of derivative liabilities associated with the convertible debt that contains an indeterminable conversion share price and the tainted warrants as the Company cannot determine if it will have sufficient authorized common stock to settle such arrangements.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2009 and 2008.

	Embedded Conversion Feature	Warrant Liability	Total
Balance January, 1, 2008	$239,300	$170,900	$410,200

Included in (income) expense	93,700	(245,451)	(151,751)
Included in stockholder's equity	(168,100)	195,651	27,551
Transfers in and /or out of Level 3	--	--	--
Balance December 31, 2008	121,100	164,900	286,000

Included in expense	29,200	53,800	83,000
Included in stockholder's equity:	(89,600)	71,700	(17,900)
Included in liabilities	93,400	39,500	132,900
Transfers in and /or out of Level 3	--	--	--
Balance December 31, 2009	$197,900	$286,100	$484,000

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2009 and 2008.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes.  The Company expenses all research and development costs as incurred.  During the years ended December 31, 2009 and 2008, the Company incurred approximately $179,900 and $270,400, respectively, of research and development costs which are included in the consolidated statement of operations.

Derivative Financial Instruments

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for a conversion of the convertible promissory notes into shares of common stock at a rate which was determined to be variable.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  As a result of entering into the convertible promissory notes, the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

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

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

In June 2009, the FASB issued an accounting standard addressing transfers of financial assets that removed the concept of a qualifying special-purpose entity (QSPE) from the FASB Accounting Standards Codification (ASC) and removed the exception from applying the consolidation rules to QSPEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for the Company. Earlier application is prohibited. The Company does not expect the effect of adopting this new standard on its consolidated financial condition, results of operations, or cash flows to be material.

In June 2009, the FASB issued an accounting standard that amends the rules addressing consolidation of variable interest entities to an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with variable interest entities. The new standard is effective for interim and annual periods beginning on January 1, 2010 for the Company. Earlier application is prohibited. The Company does not expect the effect of adopting this new standard on its consolidated financial condition, results of operations, or cash flows to be material.

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

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2009 and 2008:

	2009	2008
Furniture and fixtures	$34,374	$34,374
Leasehold improvement	74,755	74,755
Equipment	39,778	50,438
	148,907	159,567
Accumulated depreciation amortization	(33,356)	(17,130)
Property and equipment, net	$115,551	$142,437

Depreciation and amortization expense was approximately $22,800 and $15,100 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 - PATENTS AND TRADEMARKS

Patents and trademarks as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Patents	$89,764	$77,446
Trademarks	2,720	2,480
Total cost	92,484	79,926
Accumulated amortization	(23,504)	(17,882)
Patents and trademarks, net	$68,980	$62,044

Amortization expense for the years ended December 31, 2009 and 2008 was approximately $5,600 and $4,600, respectively.

The following table presents the Company's estimate for amortization expense for each of the five succeeding years and thereafter.

Year Ended December 31,
2010	$5,267
2011	5,267
2012	5,267
2013	5,267
2014	5,267
2015 and thereafter	42,648
$68,983

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

NOTE 6 – PROMISSORY NOTES PAYABLE

Notes payable and accrued interest at December 31, 2009 and 2008 consists of the following:

	December 31,
	2009		2008
	$210,443	(a)	$201,589	(a)
	75,000	(b)	351,467	(b)
	284,624	(c)	--
	570,067		553,056
Less long term portion	(284,624)		--
Current Portion	285,443		553,056

(a)
These are unsecured notes bearing interest at rates ranging from 10% to 15% per annum, and have no specific due date for repayment.  The outstanding amounts  include accrued and unpaid interest of $127,221 and $118,367 as of December 31, 2009 and 2008, respectively.  No demands for repayment have been made by the note holder.

(b)
In April 2001, the Company issued a $400,000 promissory note bearing interest at the rate of 2% per month.  In consideration for the issuance of this note, 500,000 shares of common stock were issued to the note holder and a $74,000 debt discount was recorded and fully amortized in the year ended December 31, 2001.  The principal balance and accrued interest was payable on September 1, 2001.  The Company did not make such payment and was required to issue an additional 100,000 shares to the note holder as a penalty.  The Company recorded additional interest expense of $12,300 related to the issuance of these penalty shares.

In October 2007, the Company entered into a settlement agreement with this note holder.  Under the settlement agreement, the Company became obligated to make payments of $75,000 each on or before December 31, 2007 and June 30, 2008.  The June 20, 2008 payment remains unpaid.  In addition, the Company was obligated to issue 2,500,000 shares of common stock to the note holder as settlement for the remaining balance due under the promissory note of $477,934.  In January 2008, the Company issued 1,250,000 of the 2,500,000 shares.

Under the advice of then outside counsel, the Company sent inquiries to various parties claiming an interest in the note and shares. As of December 31, 2009, the Company has not received a response from any of the parties contacted.  In December 2009, the Company issued the remaining 1,250,000 shares to the note holder and recognized a gain on settlement of debt of approximately $203,000.  The shares are currently held in an out-side attorney’s escrow account for the benefit of the legal owner of the note. At December 31, 2009, the Company is reflecting a liability of $75,000, which represents the unpaid settlement payment.

(c)
In September 2009, the Company entered into agreements with three of the Company’s consultants and vendors to defer a total in the aggregate of $284,624 in compensation owed to them.  In return, the Company issued to the three vendors each a promissory note for the deferment.  The notes mature in January 2011 and interest will be accrued at 10% per annum compounded monthly. Accordingly, the Company reclassified $284,624 from current liabilities to long term liabilities.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable and accrued interest at December 31, 2009 and 2008 consists of the following:

	December 31,
	2009		2008
	$55,208	(a)	50,208	(a)
	328,986	(b)	--	(b)
	384,194		50,208
Debt discount	(104,214)		(19,283)
Current Portion	279,980		$30,925

(a)
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

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note $50,000 was recorded net of a discount of $19,500.  The debt discount consisted of approximately $2,800 related to the fair value of the warrants and approximately $16,700 related to the fair value of the embedded conversion option.  The debt discount was being charged to interest expense ratably over the term of the convertible note.  As of December 31, 2009, the outstanding amount owed under the convertible note (principal and accrued interest) was $55,208.

(b)
From October through December 2009, the Company raised $325,000 through debt financing from multiple lenders.  The Company issued each lender a convertible promissory note in the principal amount of money lender loaned to the Company.  The promissory note matures in one year and bears interest at 10% per annum and is convertible at the option of the holder in to shares of common stock. The conversion prices range from $0.044 to $0.07. In addition the Company granted 1,482,547 warrants to the note holders. The warrants have a life of 5 years and are fully vested on the date of the grant, the exercise price of the warrants ranges from $0.0528 to $0.0840.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note $325,000 was recorded net of a discount of $143,100.  The debt discount consisted of approximately $93,400 related to the fair value of the warrants and approximately $ 49,700 related to the fair value of the embedded conversion option.  The debt discount was being charged to interest expense ratably over the term of the convertible note.  As of December 31, 2009, the outstanding amount owed under the convertible note (principal and accrued interest) was $378,986.

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

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space in Plainview, New York.  The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.  The minimum lease payments due under this lease are as follows:

For the Years Ending December 31,
2010	$64,000
2011	66,000
2012	68,000
2013	70,000
Thereafter	72,000
$340,000

Rent expense during the years ended December 31, 2009 and 2008 was approximately$114,300 and $85,800, respectively.

Vendor Agreements
On June 9, 2008, the Company entered into a six month consulting agreement with Hidell-Eyster International Inc. (HEI) for strategic planning and the continued development and marketing of the PureSafe FRWS.  The agreement provides for a fixed fee of $90,000, plus out of pocket expenses, and is payable at $15,000 per month.  During 2008, the Company  incurred a charge of approximately $105,000, which has been included in the consolidated statement of operations as part of consulting fees and marketing expenses.  The agreement terminated in December 2008 and was continued on a month to month basis until January 1, 2010.

On March 26, 2010 the Company entered into a thirty-six month term management agreement with HEI, effective January 1, 2010. The Company had  fees owing to HEI of $ 180,000 through December 31, 2009of which $90,000 was converted to an interest bearing note in September 2009.  HEI has agreed to convert their past due fees into common stock of the Company. The Company’s Board has approved the following:
•
On February 1, 2010 the Board approved the request of HEI to convert $ 90,000 of debt to 1,764,706 shares of common stock .The conversion price is ($0.051) equals the fair value of the common stock on the date of the approval of such request.

•
On February 19, 2010 the Board approved the request of HEI to convert a $ 90,000 promissory note dated September 28, 2009 and $ 5,780.52 of accrued interest into 1,741,464 shares of common stock. The conversion price ($0.055) was the fair value of the common stock on the date of the approval of such request.

Effective, January 1, 2010 the fees to HEI were increased to $ 23,000 per month for implementation of Phase I of the agreement and Phase 2 will be implemented on July 1, 2010 at a monthly fee of $36,000 per month.

On August 6, 2008, the Company entered into a six month consulting agreement with Designs and Project Development Corp. (D &P) for planning and continued development of the PureSafe FRWS. The agreement provided for a fixed fee of $ 6,667 per month plus reimbursement of expenses. Upon termination of the consulting agreement, the agreement continued on a month to month basis. In addition to the fixed fee, in July  2008 the Company issued to D&P’s President, Alphonse Wolter 100,000 shares of common stock, and warrants to purchase an additional 250,000 shares of common stock for the year ended December 31, 2008 the Company incurred a charge of $5,000 for the issuance of these shares.

In April 2009, the Company issued Mr. Wolter 500,000 shares of common stock, and warrants to purchase an additional 500,000 shares of common stock for services.  For the year ended December 31, 2009 the Company incurred a charge of $34,700 for the issuance of these shares.

In September 2009, D & P agreed to convert $57,003 of the liability to an interest bearing note.

Effective January 1, 2010 the fee to D & P was increased to $ 100,000 per annum and on February 1, 2010 the Company issued to Mr. Wolter 500,000 shares of common stock and incurred a charge of $25,500 for the year ending December 31, 2010, in addition D&P further requested that $23,335 of debt due to them be converted to 457,549 shares of common stock.

On October 14, 2008, the Company entered into a settlement agreement with a vendor which resulted in the extinguishment of approximately $158,000 of then outstanding accounts payable.  The Company recorded a gain on this extinguishment of debt in the statement of operations for the year ended December 31, 2008.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

Litigation
In March 2007, a then director, provided a $50,000 loan to the Company (See Note 13a).  The former director has made a demand for conversion, but the date of the demand is currently in question.

On June 21, 2009 the Company was served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by the Company or by Water Splash LLC, to which the Company had sold its water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  As of December 31, 2009, the Company does not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under the existing liability insurance policy. However, the Company cannot provide assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

NOTE 10 - COMMON STOCK ISSUED

During the year ended December 31, 2008, the Company recorded the following transactions:

Debt

The Company issued 10,554,994 shares of common stock in exchange for the cancellation of $312,509 of outstanding debt principal and accrued interest owed to three note holders, including the Company’s Chief Executive Officer.

In January 2008, the Company issued 1,250,000 shares of common stock in settlement of approximately $276,000 of principal and accrued interest due an unaffiliated party.  Accordingly, the Company recognized a gain of approximately $226,000 in connection with such transaction.

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

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

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

On April 16, 2008, the Company approved the appointments of Peter Hayden and Gal Luft as special advisors to the Company’s Board of Directors.  In connection with their appointments, Mr. Hayden and Mr. Luft were each granted four-year warrants to purchase 45,000 shares of common stock.  The exercise price for these warrants is $0.0853.  The warrants are to vest at the rate of 15,000 warrants per year on each anniversary of the appointments.  The Company determined that the fair value associated with these warrants was nominal and has not accrued any cost related to the issuance of these warrants.  The Company delivered the warrant certificates to these special advisors on DATE.

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

During the year ended December 31, 2009, the Company recorded the following transactions:

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

In December 2009, the Company issued 1,250,000 shares of common stock in settlement of approximately $276,000 of principal and accrued interest due an unaffiliated party the Company recognized a gain of approximately $202,700 in connection with such transaction. (See Note 6)

Cash

Through Equity Financing:
In 2009, the Company received gross proceeds of $540,500 through the sale of an aggregate of 12,262,924 shares of common stock and warrants to purchase 2,452,590 shares of common stock at an exercise price of $0.0348 to $0.0876 per share.  The warrants have a term of three years.

Through Debt Financing:
In 2009, the Company received gross proceeds of $375,000 through debt financing.  The Company issued each lender a promissory note bearing interest rate of 10% per annum with a term of one year.  In connection with the placement, the Company also issued each lender a warrant to purchase aggregate 1,482,547 shares of common stock at exercise price of $0.0528 to $0.0840 per share.  The warrants have a term of five years.  Both Company’s Chief Executive Officer and Chief Financial Officer participated this private placement by lending $25,000 each to the Company.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

Services

The Company issued the following securities of the Company as compensation for services rendered:

1.
1,000,000 shares of common stock to a consultant pursuant to the term of a consulting agreement entered into in October 2007.  The Company recorded $20,000 of stock-based compensation in connection with this issuance;

2.
500,000 shares of common stock and granted a five-year option to purchase an additional 500,000 shares of common stock to the Company’s Director of Production.  The option was made fully vested and exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option were granted under the Company’s 2008 Equity Incentive Plan. The Company recorded stock-based compensations of $20,500 and $14,200, respectively;

3.
250,000 shares of common stock and granted a five-year option to purchase an additional 250,000 shares of common  stock to the Company’s controller.  The option was made fully vested and exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option were granted under the Company’s 2008 Equity Incentive Plan. The Company recorded stock-based compensations of $10,250 and $7,100, respectively

NOTE 11 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, issuable in series with rights, preferences, privileges and restrictions as determined by the Company’s board of directors.

At December 31, 2009, outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$53	$52,500	$780,100	$14.86	$1,305,100
Series D	2,000,000	93,000	93	55,800	752,400	8.09	1,287,150
Series F	1,000,000	38,644	39	--	190,328	--	--
		184,144	$185	$108,300	$1,722,828		$2,592,250

At December 31, 2008 outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$53	$52,500	$727,600	$13.86	$1,252,600
Series D	2,000,000	93,000	93	55,800	696,000	7.48	1,231,350
Series F	1,000,000	38,644	39	--	190,328	--	--
		184,144	$185	$108,300	$1,613,928		$2,483,950

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

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

NOTE 12 – STOCK WARRANTS

The following warrants were issued by the Company in connection with Convertible Promissory Notes:

The year ended December 31, 2008	1,298,534
The year ended December 31, 2009	1,482,547

The following warrants were issued by the Company in connection with various employment and compensation agreements:

The year ended December 31, 2008	1,556,666
The year ended December 31, 2009	11,090,000

The following warrants were issued by the Company in connection with equity private placements:

The year ended December 31, 2008	4,046,379
The year ended December 31, 2009	2,452,590

In 2009, total 7,382,352 warrants expired which included 4,000,000 warrants issued to the Company’s Chief Executive Officer in 2006 in connection with her consulting agreement signed with the Company.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

The following tables sets forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the years ended December 31, 2009 and 2008:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2007	25,889,331	$0.11	$--

Granted	6,811,579	0.07	--
Expires	(430,000)	0.12	--
Exercised	(110,000)	0.085	--
Cancelled	(2,000,000)	0.11	--
Outstanding at December 31, 2008	30,160,910	0.11	--

Granted	15,025,137	0.05	--
Expired	(7,272,352)	0.12	--
Exercised	--	--	--
Cancelled	--	--	--
Outstanding at December 31, 2009	37,913,695	$0.07	--

The following is additional information with respect to the Company's warrants as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Warrants	Weighted Average Exercise Price
$0.0348	344,828	2.1 years	$0.0348	344,828	$0.0348
0.0359	334,448	2.1 years	0.0359	334,448	0.0359
0.0384	440,625	2.1 years	0.0384	440,625	0.0384
0.0396	151,515	2.0 years	0.0396	151,515	0.0396
0.0410	10,750,000	4.3 years	0.0410	10,750,000	0.0410
0.0412	582,524	1.2 years	0.0412	582,524	0.0412
0.0420	1,142,856	1.8 years	0.0420	1,142,856	0.0420
0.0428	280,374	1.2 years	0.0428	280,374	0.0428
0.0455	131,927	2.8 years	0.0455	131,927	0.0455
0.0470	512,820	3.8 years	0.0470	512,820	0.0470
0.0480	750,000	4.1 years	0.0480	750,000	0.0480
0.0492	121,951	2.4 years	0.0492	121,951	0.0492
0.0504	119,048	2.4 years	0.0504	119,048	0.0504
0.0528	340,908	4.0 years	0.0528	340,908	0.0528
0.0532	902,256	1.0 years	0.0532	902,256	0.0532
0.0540	3,000,000	1.0 years	0.0540	3,000,000	0.0540
0.0552	326,086	4.8 years	0.0552	326,086	0.0552
0.0576	208,334	4.8 years	0.0576	208,334	0.0576
0.0580	300,000	1.6 years	0.0580	300,000	0.0580
0.0600	200,000	4.8 years	0.0600	200,000	0.0600
0.6080	394,737	0.9 years	0.6080	394,737	0.6080
0.0616	389,610	0.9 years	0.0616	389,610	0.0616
0.0624	192,308	5.0 years	0.0624	192,308	0.0624

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Warrants	Weighted Average Exercise Price
0.0660	90,909	5.0 years	0.0660	90,909	0.0660
0.0667	500,000	2.2 years	0.0667	166,667	0.0667
0.0672	89,286	5.0 years	0.0672	89,286	0.0672
0.0700	2,000,000	0.7 years	0.0700	2,000,000	0.0700
0.0716	335,196	0.9 years	0.0716	335,196	0.0716
0.0720	83,333	2.5 years	0.0720	83,333	0.0720
0.0760	631,912	0.8 years	0.0760	631,912	0.0760
0.0762	389,610	0.9 years	0.0762	389,610	0.0762
0.0780	76,923	4.9 years	0.0780	76,923	0.0780
0.0840	214,287	2.5 years	0.0840	214,287	0.0840
0.0853	90,000	2.3 years	0.0853	30,000	0.0853
0.0864	194,447	2.6 years	0.0864	194,447	0.0864
0.0876	547,947	1.5 years	0.0876	547,947	0.0876
0.0960	1,384,786	0.7 years	0.0960	1,384,786	0.0960
0.1008	166,667	1.5 years	0.1008	166,667	0.1008
0.1080	333,333	1.2 years	0.1080	333,333	0.1080
0.1100	5,875,757	0.5 years	0.1100	5,875,757	0.1100
0.1156	415,224	1.3 years	0.1156	415,224	0.1156
0.1175	2,000,000	0.2 years	0.1175	2,000,000	0.1175
0.1200	300,000	1.3 years	0.1200	300,000	0.1200
0.1300	276,923	1.2 years	0.1300	276,923	0.1300
	37,913,695			37,520,362

NOTE 13 - RELATED PARTY TRANSACTIONS

(a)
In March 2007, the Company’s Chief Executive Officer and a former director each made loans of $50,000 to the Company.  The loans accrue simple interest at the rate of 10% per annum and were due and payable 120 days after funding.  The loans carry an option that, if the loans were not repaid by June 14, 2007 and June 29, 2007, respectively, such options would entitle the lenders to convert their debt into shares of common stock at a conversion price equal to 50% of the average closing price of the common stock over the three previous business days preceding the date of demand for conversion is made.  Under accounting guidance provide by ASC 815, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability.  Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period.  In January 2008, the Chief Executive Officer converted her note plus accrued interest of $53,658 into 2,146,324 shares of common stock.  As December 31, 2009, the $50,000 loan and $13,699 accrued interest owed to the former director are still outstanding.

(b)
In each of 2008 and 2009, a firm in which the Company’s Chief Financial Officer held a one-third equity position was retained to prepare the Company’s income tax returns.  During the years ended December 31, 2009 and 2008, the Company incurred fees totaling $4,768 and $2,000, respectively, with respect to such services rendered.

(c)
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

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

(d)
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

(e)
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

The Company cannot determine with certainty the effect of the entering into and rescission of these transactions nor the potential liabilities that may result from entering into the transactions contemplated by the April 2008 agreements regardless of the rescission of such transactions.  Accordingly, as of December 31, 2009, the Company has not accrued any liability that may be imposed, including, but not limited to, fines and penalties by appropriate governmental authorities, in the accompanying financial statements.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

As of December 31, 2009, the Company has included the outstanding note receivable and accrued interest  due from the consultant, totaling approximately $370,300, as part of stockholders’ deficiency.

(f)   On October 14, 2008, Leslie J. Kessler, the Company’s Chief Executive Officer, and Terry R. Lazar, the Company’s Chief Financial Officer each made loans of $50,000 to the Company. The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued to each officer warrants to purchase 256,420 shares of common stock at an exercise price of $0.047 per share. The loans  are due and payable by or on October 14, 2009;  provided ,  however , each executive officer may, at the officer’s option and in lieu of conversion as set in the loan agreements, demand repayment of the loan amount plus all accrued and unpaid interest as of the date demand is received by the Company. The loans are evidenced by the promissory notes of the Company issued to the two officers which each contain a conversion clause that grant the officers, exercisable at the officer’s sole discretion, to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at any time.  The conversion price is $0.039 per share, the closing market price of the common stock as of the funding date of the loans.

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

The Company accounted for the issuance of these convertible promissory notes in accordance with ASC 815.  The gross proceeds from the sale of the notes, $200,000, was recorded net of a discount of approximately $78,800. The debt discounts consisted of approximately $11,200 related to the fair value of the warrants and approximately $67,600 related to the fair value of the embedded conversion options. The debt discounts are charged to interest expense ratably over the term of the convertible notes.

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

(g)   In April 2009, the Company granted the Company’s chief executive officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares are issuable on January 1, 2010, based on meeting the requisite service requirement.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully vested as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under the Company’s 2008 Equity Incentive Plan.  The Company incurred stock-based compensation $82,000 and $84,900, respectively, in connection with such stock and option grant.  In February 2010, the Company issued 2,000,000 shares to the chief executive officer and incurred stock-based compensation $114,000 in connection with such issuance.

(h)   In April 2009, the Company granted the Company’s chief financial officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares are issuable on January 1, 2010, based on meeting the requisite service requirement.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully vested as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under the Company’s 2008 Equity Incentive Plan.  The Company incurred stock-based compensation $82,000 and $84,900, respectively, in connection with such stock and option grant.  In February 2010, the Company issued  2,000,000 shares to the chief financial officer and incurred stock-based compensation $114,000 in connection with such issuance.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

(i)   In April 2009, the Company granted the Company’s chief executive officer five-year warrants to purchase an aggregate 3,000,000 shares of common stock.  The warrants were made fully vested as of their grant date and have an exercise price of $0.041 per share.  The Company incurred stock-based compensation $113,200 in connection with the grant of such warrants.

(j)   In April 2009, the Company granted the Company’s chief financial officer five-year warrants to purchase an aggregate 3,000,000 shares of common stock.  The warrants were made fully vested as of theirgrant date and have an exercise price of $0.041 per share.  The Company incurred stock-based compensation $113,200 in connection with the grant of such warrants.

(k)   In May 2009, the Company issued 250,000 shares of common stock to a director in order to fulfill the Company’s obligation in connection with the appointment of the director effective March 14, 2008.  The Company incurred stock-based compensation of $8,750 in connection with such stock issuance.

(l)   In September, 2008, the Company approved and granted 2,000,000 shares of Common Stock to each of the Company’s Chief Executive Officer and Chief Financial Officer with 1,000,000 shares vesting immediately and 1,000,000 shares vesting in one year provided the officer remains employed by the Company.  In connection the issuance of the first 2,000,000 shares, the Company incurred a stock based compensation charge of $200,000.  In December 2009, the Company issued 1,000,000 shares of Common Stock to each of the Company’s Chief Executive Officer and Chief Financial Officer and recorded $100,000 of stock-based compensation.

(m) In September 2009, the Company entered into agreements with the Chief Executive Officer and Chief Financial Officer together to defer a total of $239,000 in compensation owed to them as of September 30, 2009.  In return, the Company issued to the Chief Executive Officer and Chief Financial Officer each a promissory note for the deferment.  The notes mature in January 2011 and interest will be accrued at 10% per annum compounded monthly.  Accordingly, the Company reclassified $239,000 from current liabilities to long term liabilities.

NOTE 14 - INCOME TAXES

The Company evaluates uncertain tax positions under ASC 740 “Income Taxes”.  ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

In accordance with ASC 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations.  Penalties would be recognized as a component of “General and administrative expenses.”

The Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  The Company files income tax returns in the United States (federal) and in primarily New York and various other state and local jurisdictions.  The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.  As of December 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

At December 31, 2009 and 2008, the Company has a deferred tax asset of approximately $ 10.8 million and $9.9 million which consists primarily of federal and state net operating losses of approximately $27.1 million and $25.9 million respectively.  ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates the length of carryback and carryforward periods, and expectations of future profits.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

The valuation allowance primarily relates to the federal and state net operating losses for which utilization in future periods is uncertain.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers projected future taxable income and tax planning strategies in making this assessment.  Based on projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance increased approximately $ 851,000 and 400,000, for the years ended December 31, 2009 and 2008, respectively related to increased net operating losses.

For the year ended December 31, 2009 and 2008, no provision for income taxes has been provided for, as a result of continued net operating losses.  The Company is subject to certain state and local taxes based on capital.  The state and local taxes based on capital were immaterial for each of the years ended December 31, 2009 and 2008.

A reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State tax benefit, net of federal tax	(6.0)	(6.0)
Stock based compensation	13.6	9.5
Other permanent differences	(4.4)	5.6
True up of net operating loss	(9.7)	--
Change in valuation allowance	40.5	24.8
Effective rate	0.0%	0.0%

The Company has net operating loss carry-forwards for federal income tax purposes totaling approximately $26.9 million at December 31, 2009.  These carry-forwards expire between the years 2011 through 2029.  Utilization of these loss carry-forwards may be limited under Internal Revenue Code Section 382.

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

NOTE 16 – SUBSEQUENT EVENTS

In the first quarter of 2010, the Company received gross proceeds of $175,000 through debt financing.  The Company issued each lender a promissory note bearing interest rate of 10% per annum with a term of one year.  In connection with the placement, the Company also issued each lender a warrant to purchase aggregate 637,463 shares of common stock at exercise price of $0.052 to $0.06 per share.

In the first quarter of 2010, the Company received gross proceeds of $100,000 through the sale of an aggregate of 1,886,792 shares of common stock and warrants to purchase additional 377,358 shares of common stock at an exercise price of $0.0636.  The warrants have a term of three years.

In February 2010, the Company issued 2,000,000 shares to the Company’s Chief Executive Officer.  This issuance is the 2nd and last issuance in connection with April 2009 grant, in which the Company granted the Company’s Chief Executive Officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009.  The Company incurred stock-based compensation $114,000 in connection with such issuance.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

In February 2010, the Company issued 2,000,000 shares to the Company’s Chief Financial Officer.  This issuance is the 2nd and last issuance in connection with April 2009 grant, in which the Company granted the Company’s Chief Executive Officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009.  The Company incurred stock-based compensation $114,000 in connection with such issuance.

On February 1, 2010, the Board of Directors of the Company approved employment agreements with the Chief Executive Officer, and the Chief Financial Officer. The employment agreements are effective January 1, 2010, for initial terms of five years, and the term is automatically extended for additional one year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one year term.

The employment agreement with the CEO provides for an annual base salary of $180,000 per year, and the employment agreement with the CFO provides for an annual base salary of $140,400. Both employment agreements provide for incentive payments as established by the Board of Directors and for a performance bonus as follows:

Net Operating Profit Before Income Taxes	Performance Bonus

On the First $10 Million	0%

On the Next $40 Million	3.5%

On the Next $50 Million	2.5%

On all Amounts Over $100 Million	1.5%

Both employment agreements contain similar provisions for discharge for "cause", including breach of the employment agreement or specified detrimental conduct by the employee, in which cases accrued compensation would payable as provided in the employment agreements.  The agreements also provide for termination by the executives for “good reason”, comprising events such as breach of the agreement by the Company, assignment of duties inconsistent with the Executive’s position, or in the event of a change in control of the Company. In the event of a termination by the Company without cause, or by the executive for “good reason”, the Company is required to pay to the Executive a lump sum payment in cash within 30 days after the date of terminating the agreement.

On February 1, 2010, the Directors of the Board approved grants total 2,375,000 shares of common stock and warrants to purchase additional 175,000 shares at exercise price of $0.051 per share to employee, consultants and sub-contractors.  The Company’s Chief Executive Officer and Chief Financial Officer each received 600,000 shares of common stock through this grant.  The warrants were fully vested on the date such stock and warrants were granted.  The Company recorded $119,850 and $5,400 stock-based compensation for the stock and warrant grants respectively for the year ending December 31, 2010.

On February 1, 2010, the Directors of the Board approved the requests from several vendors to convert a total $138,835 of amounts that the Company owes them from July 1, 2009 through December 31, 2009 to 2,722,255 shares of the Company’s common stock.

On February 1, 2010, the Company’s Chief Executive Officer requested and was approved by the Directors of the Board to convert total $54,000 compensation the Company owed her from July 1, 2009 through December 31, 2009 to 1,058,824 shares of the Company’s common stock.

On February 1, 2010, the Company’s Chief Financial Officer requested and was approved by the Directors of the Board to convert total $30,000 compensation the Company owed him from July 1, 2009 through December 31, 2009 to 588,235 shares of the Company’s common stock.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

On February 19, 2010, the Directors of the Board approved the request from Hidell-Eyster Technical Services Inc. to convert total $90,000 of amounts the Company owes them from January 1, 2009 through July 31, 2009 plus accrued interest $5,780.52 to 1,741,464 shares of the Company’s common stock.

On March 8, 2010, the Directors of the Board approved to grant the Company’s Chief Executive Officer  a warrant exerciseable into 2 million shares of common stock.  The warrant has a term of five years, is fully vested on the date of the grant and is exerciseable at a price of $0.052. In connection with the grant the Company incurred a charge of $69,600 for the year ending December 31, 2010.

On March 8, 2010, the Directors of the Board approved to grant, the Company’s Vice President of International Markets a warrant exerciseable into 2 million shares of common stock.  The warrant has a term of five years, is fully vested on the date of the grant and is exerciseable at a  price of $0.052. In connection with the grant the Company incurred a charge of $69,600 for the year ending December 31, 2010.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2009.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were  effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2009:

We have taken actions and implemented new policies to mitigate certain weakness we identified in 2008 which were disclosed in the 10-K we filed with SEC on April 15, 2009.

Entity Level.  We recognize the need to provide leadership and guidance to our employees regarding the maintenance and preparation of financial matters.  There is a weakness due to the fact that there are not documented policies and procedures in place for certain procedures.  An audit committee has not been established.

We have completed PureSafe Employee Handbook in January 2009 and provided a copy to each of our employee.   We are in the process of completing the policy and procedures manual and are expecting to complete and implement the policy and procedures in the second quarter of 2010.

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

The entire staff consists of two officers, one Controller and one receptionist.  Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more experienced employees in financial reporting , establishing an audit committee and formally documenting the controls the Company has in place.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

		Principal Positions and	Director
Name	Age	Offices with our Company	Since
Leslie J. Kessler	62	Chief Executive Officer and Chairman	2007
Carrol S. Keim	64	President	2010
Terry R. Lazar	66	Chief Financial Officer and Director	2007
Henry(Bob) Hidell	69	Chief Operating Officer	2010
Malcolm Hoenlein	66	Director	2008
Richard Pellerito	59	Vice President-Technical Sales	2010
Shaul Kochan	64	Vice President International Markets	2010
Alphonse Wolter	60	General Manager of PureSafe Manufacturing & Research Corporation	2010

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

Malcolm Hoenlein was elected to our board of directors in March 2008.  Mr. Hoenlein is the Executive Vice Chairman and Chief Executive Officer of the Conference of Presidents of Major American Jewish Organizations, the coordinating body on national and international Jewish concerns for 52 national Jewish organizations, since 1968.  He served on the editorial board of ORBIS - The Journal of International Affairs from 1966 to 1968 and as a Middle East specialist at the Foreign Policy Research Institute from 1966 to 1968.  Mr. Hoenlein serves as an advisor to many public officials and is frequently consulted on public policy issues.  He serves on the boards of various companies including Keryx Biopharmaceuticals Inc. (NasdaqGM: KERX), Manhattan Pharmaceuticals Inc. (OTCBB:  MHAN.OB) and Bank Leumi USA.  Mr. Hoenlein holds a BA degree in political science from Temple University and a MA degree from the University of Pennsylvania's Department of International Relations, as well as an honorary Doctorate of Laws from Touro College and an honorary Doctorate of Humane Letters from Yeshiva University.

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

Shaul Kochan joined the Company as a consultant in 2007 and was appointed as Vice President of International Markets on March 26, 2010 after his consulting agreement has expired in December 2009. Prior to joining the Company, Mr. Kochan was a Partner in the Tel Aviv law firm Jehuda, Raveh & Company. He holds an LLB degree from the Hebrew University of Jerusalem, a Masters degree in Philosophy from Haifa University and wrote his doctoral thesis for a Phd in International Relations.

Alphonse Wolter was retained as General Manager of PureSafe Manufacturing and Research Corporation. Among Mr. Wolter’s accomplishments are:
Leadership as president and owner - employed 64 personal in the manufacturing field.
Engineering designs incorporating manufacturing ease, aesthetics, & functionality.
Production drawings including assembly drawings and parts lists.
Manufacturing facility set up and assembly lines.
Quality assurance with complete inspection departments.
Master model and mold maker producing high quality prototypes in all major fields.
State of Florida Licensed General Contractor expediting any facility improvements.
Master plumber with 40 years in the professional fields and commercial experience.

Carroll S. Keim was retained as President on March 26, 2010. Mr. Keim has thirty- five years of marketing and general management experience in service and consumer goods industries, with emphasis on the bottled water industry and new product development. From 1990 to 1997 he was President of his own consulting firm, focused on the bottled water industry, new product development, and start-up ventures. Mr. Keim served as Managing Director of Neverfail Spring Water Ltd, a publicly held bottled water company, and was selected as Best CEO of the year by The Bulletin (Newsweek) in Australia for 2002. He was Chairman of the International Council, the worldwide bottled water association in 2002-2003. Mr. Keim was a Honor Graduate of the Harvard MBA program.

Henry R (Bob) Hidell, lll  was retained as Chief Operating Officer on March 26, 2010.  Mr. Hidell is the Managing Director of Hidell-Eyster International,  a 42 year old international consulting firm with a global reputation in the beverage and water treatment technologies industries.  He has overseen the long range business development strategies and finance and administration of the firm.  He has been instrumental in the development of the company's joint venture relationships and the execution of business opportunities. In 2007 he became Chairman of the Board and remains Managing Director of Consulting Services.

He is a member of the Executive Board the International Bottled Water Association (IBWA). He is the former Chairman of the International Council of the International Bottled Water Association (ICBWA). He  was granted the highest honor in the bottled water industry  being named a member of the Beverage World Bottled Water Hall of Fame in 2001.  He is a member of the International Society of Beverage Technologists.  He is a former a member of the Board of Directors of the Neverfail Spring Water Co., Inc. in Sydney, Australia a publicly held firm with a capitalized value exceeding $300 million.  He is a member of the Council of Experts of the Association International de la Distribution des Produits Alimentaires et des Products de Grande Consommation (AIDA), Brussels, Belgium, an international organization servicing the logistics and distribution industry.

Mr. Hidell is a recognized expert in the point of use industry. Here he specializes in the application of advanced water treatment and waste water treatment technologies.

He has developed advanced water treatment technologies and mineralization systems for use in beverage production in Argentina, Mexico, the United States, the Philippines, Europe, Saudi Arabia, United Arab Emirates, Australia, New Zealand, India and Russia.  He is also a technical expert in water and business development and technology transfer for the United States Department of State, U.S. Information Service, specializing in Russia.

Mr. Hidell has an M.A. from Southern Illinois University in Land Use Planning and Economic Development and a B.S. in Geology from West Chester University.

Richard Pellerito was retained as Vice President of Operations on March 26, 2010. Mr. Pellerito is a successful water professional with over 30 years experience in General Management related to production, warehousing, distribution, route sales, system design specifications, and applications. His experience includes Branch and Route operations management, plant management, sales management and motivating people toward achieving goals. Experienced with HACCP, FDA food security plans, model recall plans, system treatment design, applications and meeting specifications and equipment application and performance.

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended December 31, 2009, with the following exceptions:.

•	Leslie J. Kessler failed to timely file Form 4's reporting a total of six transactions during our fiscal year ended December 31, 2009 and four transactions from prior years;
•	Terry R. Lazar failed to timely file Forms 4's reporting a total of six transactions during our fiscal year ended December 31, 2009 and three transactions from prior years; and
•	Malcolm Hoenlein failed to timely file two Forms 4's reporting a total of one transaction during our fiscal year ended December 31, 2009 and one from 2008.

Ms. Kessler's and Mr. Lazar's unreported transactions were reported in Form 4's filed on August 20, 2009 and April 8, 2010.

Mr. Hoenlein's unreported transactions were reported in a Form 4 filed August 21, 2009.
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

General

The following table sets forth, with respect to our fiscal years ended December 31, 2009 and 2008, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2009 and such other executive officer and other employees of our company who were employed by our company as of the close of business on December 31, 2009 and whose total annual salary and bonus earned during our fiscal year ended December 31, 2009 exceeded $100,000.

SUMMARY COMPENSATION TABLE

	Fiscal Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Leslie J. Kessler, Chief Executive Officer and President (1)	2009	$108,000	$132,000	$198,100	$0	$438,100
	2008	108,000	50,000	62,600	12,000	232,600

Terry R. Lazar, Chief Financial Officer (2)	2009	60,000	132,000	84,900		276,900
	2008	60,000	150,000	12,300		222,300

(1)
Ms. Kessler was appointed our President in January 2007 and Chief Executive Officer in February 2007.  From May 2006 to January 2007, she was an outside consultant to our company.  The amounts reflected in the table constitute the total compensation earned by Ms. Kessler during the subject fiscal years, whether or not actually paid to her.  Ms. Kessler was paid $72,000 for her monthly compensation from January 2008 through August 2008 and she chose to defer her monthly salary from September through December 2009.  Ms. Kessler was awarded 3 million shares of our common stock.  We recorded $132,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.   In addition, Ms Kessler was also awarded warrants to purchase 7 million shares of our common stock at exercise price of $0.041 per share.  We recorded $198,100 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

(2)
Mr. Lazar was appointed Chief Financial Officer and a director of our company in September 2007. The amounts reflected in the table constitute the total compensation earned by Mr. Lazar during the subject fiscal years, whether or not actually paid to him.  Mr. Lazar was paid $40,000 for his monthly compensation from January through August 2008 and he chose to defer his monthly salary from September through December 2009.    Mr. Lazar was awarded 3 million shares of our common stock.  We recorded $132,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.   In addition, Mr. Lazar was also awarded warrants to purchase 3 million shares of our common stock at exercise price of $0.041 per share.  We recorded $84,900 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

Employment Agreements/Arrangements with Executive Officers

In connection with our retention of Leslie J. Kessler, our President and Chief Executive Officer, as an employee in January 2007, we established her base compensation at $9,000 per month, issued to her 2 million shares of our common stock, with a fair value of $220,000, and granted her warrants to purchase an additional 2 million shares of our common stock.  The warrants are exercisable at $0.11 per share, have a term of three years, vest over two years and were valued at $125,200.  These warrants were valued using the Black-Scholes option valuation model and are charged to operations over the vesting period.  We amended the terms of her warrants in September 2007 to permit cashless exercise.

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

On February 1, 2010, the Board of Directors of the Company approved new Employment Agreements with Leslie J. Kessler, our Chief Executive Officer, and Terry R. Lazar, our Chief Financial Officer. The Employment Agreements are effective January 1, 2010, for initial terms of five years, and the term is automatically extended for additional one year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one year term.

The Employment Agreement with Ms. Kessler provides for a base salary of $180,000 per year, and the Employment Agreement with Mr. Lazar provides for a base salary of $140,400. Both Employment Agreements provide for incentive payments as established by the Board of Directors and for a performance bonus as follows:

Net Operating Profit Before Income Taxes	Performance Bonus

On the First $10 Million	0%

On the Next $40 Million	3.5%

On the Next $50 Million	2.5%

On all Amounts Over $100 Million	1.5%

Both Employment Agreements contain similar provisions for discharge for "cause", including breach of the Employment Agreement or specified detrimental conduct by the employee, in which cases accrued compensation would payable as provided in the Employment Agreements.  The Agreements also provide for termination by the executives for “good reason”, comprising events such as breach of the Agreement by the Company, assignment of duties inconsistent with the Executive’s position, transfer of the executive’s primary office by more than 25 miles from Plainview, New York, or in the event of a change in control of the Company. In the event of a termination by the Company without cause, or by the executive for “good reason”, the Company is required to pay to the Executive in a lump sum in cash within 30 days after the date of termination the aggregate of the following amounts:

A. the sum of (1) the executive’s annual minimum salary through the date of termination to the extent not theretofore paid, (2) any annual incentive payment earned by the executive for a prior period to the extent not theretofore paid and not theretofore deferred, (3) any annual performance bonus payment earned by the executive for a prior period to the extent not theretofore paid and not theretofore deferred,(4) any accrued and unused  vacation pay and (5) any business expenses incurred by the executive that are unreimbursed as of the date of termination;

B. The product of (1) the performance bonus payment and (2) a fraction, the numerator of which is the number of days that have elapsed in the fiscal year of the Company in which the date of termination occurs as of the date of termination, and the denominator of which is 365;

C. the amount equal to the sum of (1) three (3) times the executive’s annual minimum salary; (2) one (1) times the performance bonus payment and (3) one (1) times the incentive payment;

D. In the event executive is not fully vested in any retirement benefits with the Company from pension, profit sharing or any other qualified or non-qualified retirement plan, the difference between the amounts executive would have been paid if he or she had been vested on the date his/her employment was terminated and the amounts paid or owed to the executive pursuant to such retirement plans; and

E. The product of (1) the incentive payment and (2) a fraction, the numerator of which is the number of days that have elapsed in the fiscal year of the Company in which the date of termination occurs as of the date of termination, and the denominator of which is 365.

In addition all stock options and warrants outstanding as of the date of termination and held by the executive shall vest in full and become immediately exercisable for the remainder of their full term; all restricted stock shall no longer be restricted to the extent permitted by law, and the Company will use its best efforts, at its sole cost to register such restricted stock as expeditiously as possible; and for the remainder of the executive’s life and the life of his/her spouse, the Company is required to provide the executive continued health care benefits. The executive is responsible for the payment of any COBRA premium, provided that the Company is required to make a lump sum payment to the executive equal to the cost of such premiums, plus an income tax gross-up thereon so that the executive  retains an amount equal to the cost of such premiums. The Company in addition beyond the COBRA period is required to pay the executive a lump sum cash amount equal to the present value of the cost of premiums for health care coverage as a supplement to Medicare benefits under an individual policy from a third party insurer, with such insurer to be selected by the executive (which coverage in combination with Medicare benefits shall provide benefits to the executive and/or his/her spouse which are comparable to those provided to executive and/or his/her spouse under the Company’s group health plan as of January 1, 2010) for the remainder of each of the lives of the executive and/or  his/her spouse.

Generally, if an Employment Agreement is terminated by reason of death or disability of the executive, the Company is required to pay to the executive or his/her estate accrued salary and bonus obligations, pro-rata incentive compensation, accrued equity benefits and COBRA and retiree health benefits to the executive and/or the executive’s spouse.

To the extent any payment under the Employment Agreement to the executive is subject to the excise tax imposed by section 4999 of the Internal Revenue Code, the executive is entitled to a gross-up payment from the Company to reimburse the executive for additional federal, state and local taxes imposed on executive by reason of the excise tax and the Company’s payment of the initial taxes on such amount. The Company is also required to bear the costs and expenses of any proceeding with any taxing authority in connection with the imposition of any such excise tax.

Effective March 26, 2010, we entered into a General Management Service Agreement (the “HEI Agreement”) with Hidell-Eyster International (HEI) to assist us in the management of our business and oversee financial performance in accordance with the Company’s Board of Directors approved budgets and operating plans.  HEI will, inter alia, under HEI Agreement assist us with the implementation of an organizational structure, integrate with other marketing professionals to implement a marketing and sales program  during the six (6) month period from the date of HEI Agreement in accordance with the agreed business goals, implement product development, production methodology, and research and development, identify and implement cost-reduction opportunities, and assist with managing the financial operation of the Company wherein the Company’s CFO will oversee funding, cash management, and financial controls including audits, inventory control, accounts receivable, and collections procedures and policies.  Our Board of Directors, however, has the right to accept or reject recommendations which HEI may suggest from time to time.

Under the HEI Agreement and during its term, HEI is to designate one director in Phase I (January 1 – June 30, 2010) and two directors in Phase 2 (July 1, 2010 until termination or expiration of the HEI Agreement).  At this time, HEI has not designated a director of their choice to be elected to our Board of Directors. Phase I monthly fees are $23,000 per month, and Phase II fees are $36,200 per month.

In addition, the HEI Agreement provides that the Compensation Committee of the Board will develop and approve annual business performance objectives which provide incentives to HEI up to an additional 20% of HEI’s annual compensation (in cash, equity, or both) based upon achieving the approved performance objectives.  The incentive package is to be approved by the Company for the year 2010 no later than June 30, 2010, and thereafter shall be approved for each successive year no later than February 1 of that year.

The term of the HEI Agreement is for a term of three years from January 1, 2010 through December 31, 2012. The Company has the right to review the HEI Agreement during the first year in which it is in effect and recommend modifications or to terminate the HEI Agreement without prejudice, except that if the HEI Agreement is so terminated after the first year of its term, HEI is entitled to receive an additional six months of fees during the six month transition period following termination. Otherwise the HEI Agreement requires the terminating party to provide advance notice of termination at the end of the term, or the HEI Agreement is automatically extended.

During Phase 1, HEI will provide a minimum of 10 days and a maximum of 15 days of professional services from Carroll S. Keim, serving as President of the Company, Henry R. Hidell, serving as Chief Operating Officer, Kathleen Ransome, and Dr. Thomas Brewer. Richard Pellerito will serve as full time Vice President Technical Sales. During Phase  2, HEI will provide Carroll S. Keim as President for three weeks per month, Henry R. Hidell as Chief Operating Officer for  ten days  per month, and Richard Pellerito full-time as Vice President of Technical Sales. We have elected Messrs. Keim, Hidell and Pellerito as officers of the Company in accordance with the terms of the HEI Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of December 31, 2009:
•	with respect to each option award -
•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;
•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
•	the exercise price of such option; and
•	the expiration date of such option; and

•	with respect to each stock award -
•	the number of shares of our common stock that have been earned but have not vested;
•	the market value of the shares of our common stock that have been earned but have not vested;
•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Award –

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Leslie J. Kessler (1)	2,000,000			$0.110	03/28/10
			3,000,000	0.041	04/17/14
	4,000,000			0.041	04/17/14

Terry R. Lazar (2)	2,000,000			$0.07	09/27/10
			3,000,000	0.041	04/17/14
_____
(1)
Does not include (a) 506,410 shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler in connection with loans she made to the Company in each October and November 2008  and (b) 104,167 shares issuable upon exercise of warrants that were issued in connection with a loan Ms. Kessler made in October 2009.

(2)
Does not include (a) 506,410 shares of our common stock issuable upon exercise of warrants granted to Mr. Lazar in connection with loans she made to the Company in each October and November 2008  and (b) 100,000 shares issuable upon exercise of warrants that were issued in connection with a loan  Mr. Lazar made in October 2009.

Stock Awards-

Name	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested	Number of Unearned Shares That Have Not Vested	Equity Incentive Award: Market or Pay-Out Value of Unearned Shares That Have Not Vested
Leslie J Kessler	2,000,000	$114,000	--	$--
Terry R. Lazar	2,000,000	114,000	_--	--

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

Benefits and Other Compensation

Our company does not offer a health plan to its executive officers or employees.

Retirement and Post Retirement Benefits

Our company does not offer a post-retirement health plan to its executive officers or employees.

Director Compensation

We have set forth below compensation earned by any person serving as a non-executive director of our company during our fiscal year ended December 31, 2009, unless such person is also listed in the Summary Compensation Table set forth in the “Executive Compensation” subsection above. The Company has determined that effective January 1, 2010 compensation for outside Directors will be $ 2,000 per meeting excepting the Chairman of the Audit Committee who will receive an additional stipend of  $ 5,000 per annum. Officers of the Company who serve as Directors will receive $ 1,500 per meeting..

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Malcolm Hoenlein (1)	$8,000	$--	$	$	$8,000\
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

We also have paid certain of our prior director’s success fees for their assistance in connection with various transactions in prior years.  No such fees were paid in 2009.

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

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of March 31, 2010, by:
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

Except as otherwise indicated in the notes to the following table,
•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and
•	the address for each beneficial owner listed in the table is c/o Puresafe Water Systems, Inc., 25 Fairchild Avenue, Suite 250, Plainview, New York 11803.

Series A Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Jerome and Anne Asher JTWROS (1)	5,000	9.5%
Robert D. Asher (2)	5,000	9.5
All executive officers and directors as a group (three persons)	0	0.0%
__________
(1)	The address for Mr. J. and Ms. Asher is 2701 N. Ocean Boulevard, Apartment E-202, Boca Raton, Florida 33431.
(2)	The address for Mr. R. Asher is 72 Old Farm Road, Concord, Massachusetts 01742.

Series D Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
John A. Borger (1)	10,000	10.8%
Shirley M. Wan (2)	6,000	6.5
All executive officers and directors as a group (three persons)	0	0.0%
__________
(1)	The address for Mr. Borger is 806 E. Avenida Pico, Suite 1, PMB #262, San Clemente, California 92673.
(2)	The address for Ms. Wan is 5455 Chelsen Wood Drive, Duluth, Georgia 30155.

Series F Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Robert Kaszovitz (1)	10,000	25.2%
C Trade Inc. (2)	9,375	10.4
Olsham Grundman Frome Rosenzweig & Wolosky (3)	5,000	5.6
Peter Hoffman (4)	3,126	7.9
All executive officers and directors as a group (three persons)	0	0.0
__________
(1)	The address for Mr. Kaszovitz is 1621 51st Street, Brooklyn, New York, 11204.
(2)	The address for C Trade Inc. is 25-40 Shore Boulevard, Suite 9L, Astoria, New York 11102.
(3)	The address for Olsham Grundman Frome Rosenzweig & Wolosky is 65 East 55th Street, New York, New York 10022.
(4)	The address for Mr. Hoffman is 70-35 Vleigh Place, Flushing, New York 11367.

Common Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership		Percentage of Class
Leslie Kessler (1)	23,399,418	(2)	7.95
Terry Lazar (3)	19,889,527	(4)	6.84
Malcolm Hoenlein (5)	750,000	(6)	0.26
Carroll S. Keim (7)	--		--
Henry Hidell, III (8)	1,741,464	(9)	0.61
Richard Pellerito (10)	50,000		0.02
Shaul Kochan (11)	9,499,500	(12)	3.31
All executive officers and directors as a group	55,329,909	(13)	18.27

__________
(1)	Ms. Kessler is our President and Chief Executive Officer and a member of our board of directors.
(2)
Includes (a) 98,400 shares of our common stock held in Ms. Kessler’s IRA account; (b) 2 million shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler in March 2010; (c) 7 million shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler in 2009; (d) 506,410 shares of our common stock issuable upon exercise of warrants Ms. Kessler acquired in connection with loans Ms. Kessler made to the Company in 2008; and (e)  104,167 shares of our common stock issuable upon exercise of warrants Ms. Kessler acquired in connection with loans Ms. Kessler made to the Company in 2009.   All warrants included in this section are exercisable within the next 60 days.

(3)	Mr. Lazar is our Chief Financial Officer and a member of our board of directors.
(4)
Includes (a) 270,000 shares of our common stock owned by Mr. Lazar and his spouse, jointly; (b) 185,000 shares of our common stock held in Mr. Lazar’s IRA account; (c) 205,000 shares of our common stock held in Mr. Lazar’s 401(k) account; (d) 140,000 shares held in an IRA account of Mr. Lazar’s spouse; (e) 25,000 shares of our common stock held in a profit sharing plan trust for the benefit of Mr. Lazar; (f) 476,191 shares of our common stock held by a partnership in which Mr. Lazar holds a one-third (1/3) equity interest; (g) 2,000,000 shares of our common stock issuable upon exercise of warrants previously granted to Mr. Lazar in connection with his initial retention as our Chief Financial Officer in September 2007; (h) 95,238 shares of our common stock issuable upon exercise of warrants sold, in March  2008, to the partnership in which Mr. Lazar holds a one-third (1/3) equity interest; (i) 274,776 shares of our common stock issuable upon exercise of warrants sold to Mr. Lazar, in December 2007; (j) 3 million shares of our common stock issuable upon exercise of warrants granted to Mr. Lazar in 2009; (k) 506,410 shares of our common stock issuable upon exercise of warrants Mr. Lazar acquired in connection with loans Mr. Lazar made to the Company in 2008; and (l) 100,000 shares of our common stock issuable upon exercise of warrants Mr. Lazar acquired in connection with loan Mr. Lazar made to the Company in 2009.  All warrants included in this section are exercisable within the next 60 days.

(5)	Mr. Hoenlein is a member of our board of directors.
(6)	Includes 500,000 shares of our common stock underlying an option granted to Mr. Hoenlein in March 2008, which option is exercisable within the next 60 days.
(7)	Mr. Keim was retained as President on March 26, 2010 under agreement we signed with Hidell-Eyster International, Inc. (“HEI”).
(8)	Mr. Hidell was retained as Chief Operating Officer on March 26, 2010 under HEI agreement.
(9)	The shares were issued to Hidell-Eyster Technical Services in which Mr. Hidell is the sole owner of the company.
(10)	Mr. Pellerito was retained as Vice President of Operations on March 26, 2010.
(11)	Mr. Kochan joined us as International Market consultant in 2007 and was appointed Vice President of International Markets on March 26, 2010.
(12)	Includes 2,000,000 shares of our common stock issuable upon exercise of warrants granted to Mr. Kochan in March 2010.
(13)	Includes those shares beneficially owned by our current executive officers and directors, as set forth in notes (3), (5) and (8).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In September 2008, Mr. Lazar was awarded 2 million shares of our common stock.  One million shares vest immediately and one million shares vest upon the first anniversary of the grant. We recorded $50,000, each in 2008 and 2009, of stock based compensation in connection with such transaction.

Leslie J. Kessler, our President and Chief Executive Officer, and a then member of our board of directors, John J. Clarke, each made loans of $50,000 to our company in March 2007.  The loans provided for simple interest at the rate of 10% per annum and were due and payable 120 days from funding.  We granted each of these lenders an option that, if the loans were not repaid when due, the lender had the right to convert the lender’s debt into common stock at a price equal to 50% of the average closing price of our common stock for the three business days immediately preceding the date of the lender notified us of the lenders election to convert the debt.  On the maturity dates of the loans, we recorded a charge for the embedded conversion option of $113,000.  Under applicable accounting guidance, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and, as a result, were presented as a derivative liability.  Ms. Kessler converted her loan plus accrued interest of $53,658 into a total of 2,146,324 shares of our common stock on January 27, 2008.  Mr. Clarke’s loan, with an accrued amount owing of $64,531 as of February 28, 2010, remains outstanding.

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

In September 2008, Ms. Kessler was awarded 2 million shares of our common stock.  One million shares vest immediately and one million shares vest upon the first anniversary of the grant. We recorded $50,000, each in 2008 and 2009, of stock based compensation in connection with such transaction.

In September 2008, Mr. Lazar was awarded 2 million shares of our common stock.  One million shares vest immediately and one million shares vest upon the first anniversary of the grant. We recorded $50,000, each in 2008 and 2009, of stock based compensation in connection with such transaction.

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

On April 17, 2009, our Chief Executive Officer and Chief Financial Officer both made demands to convert the then existing loan including accrued interest into our Company’s common stock based on the term set forth in the October 14 and November 17, 2008 promissory notes.  We issued 5,299,986 shares of common stock to the Chief Executive Officer and  the Chief Financial Officer in connection of such conversions of total $200,000 debt principal and $9,304 accrued interest.

In April 2009, we granted our chief executive officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares are issuable on January 1, 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under our company’s 2008 Equity Incentive Plan.  We incurred stock-based compensation $82,000 and $84,900, respectively, in connection with such stock and option grant.  In February 2010, we issued 2,000,000 shares to the chief executive officer and incurred stock-based compensation $114,000 in connection with such issuance.

In April 2009, we granted the Company’s chief financial officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares are issuable on January 1, 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under our company’s 2008 Equity Incentive Plan.  We incurred stock-based compensation $82,000 and $84,900, respectively, in connection with such stock and option grant.  In February 2010, we issued 2,000,000 shares to the chief financial officer and incurred stock-based compensation $114,000 in connection with such issuance.

In April 2009, we granted the Company’s chief executive officer five-year warrants to purchase an aggregate 3,000,000 shares of common stock.  The warrants were made fully exercisable as of their grant date and have an exercise price of $0.041 per share.  We incurred stock-based compensation $113,200 in connection with the grant of such warrants.

In April 2009, the Company granted the Company’s chief financial officer five-year warrants to purchase an aggregate 3,000,000 shares of common stock.  The warrants were made fully exercisable as of their grant date and have an exercise price of $0.041 per share.  The Company incurred stock-based compensation $113,200 in connection with the grant of such warrants.

In May 2009, the Company issued 250,000 shares of common stock to Malcolm Hoenlein, our director in order to fulfill the Company’s obligation in connection with the appointment of the director effective March 14, 2008.  The Company incurred stock-based compensation of $8,750 in connection with such stock issuance.

Item 14.	Principal Accounting Fees and Services.

Marcum LLP (“Marcum”) has served as our independent registered public accountants for our past two fiscal years.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2009 and 2008 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2009	2008
Audit fees (1)	$96,815	$177,260
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	0	0
__________
(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.
(4)	Marcum provided the following other services during the year ended December 31, 2009: none.

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

Pre-Approval Policy

We understand the need for Marcum to maintain objectivity and independence in its audit of our financial statements.  To minimize relationships that could appear to impair the objectivity of Marcum, our board of directors has restricted the non-audit services that Marcum may provide to us and has determined that we would obtain even these non-audit services from Marcum only when the services offered by Marcum are more effective or economical than services available from other service providers.

Our board of directors has adopted policies and procedures for pre-approving all non-audit work performed by Marcum or any other accounting firms we may retain.  Specifically, under these policies and procedures, our board shall pre-approve the use of Marcum for detailed, specific types of services within the following categories of non-audit services: merger and acquisition due diligence and related accounting services; tax services; internal control reviews; and reviews and procedures that we request Marcum to undertake to provide assurances of accuracy on matters not required by laws or regulations.  In each case, the policies and procedures require our board to set specific annual limits on the amounts of such services which we would obtain from Marcum and require management to report the specific engagements to the board and to obtain specific pre-approval from the board for all engagements.

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes.  Marcum is responsible for performing an independent audit of our financial statements and issuing a report on such financial statements.  Our board of directors’ responsibility is to monitor and oversee these processes.

Our board reviewed the audited financial statements of our company for the year ended December 31, 2009 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by [Independence Standards Board Standard No. 1,] and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements and schedules included in this Annual Report on Form 10-K are listed in Item 8 and commence following page 26.

(b) Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K, or incorporated herein by reference as indicated.

Exhibit
Number	Exhibit Description
3.1	Composite of Certificate of Incorporation of PureSafe Water Systems, Inc., as amended to date.
3.2
Amended and restated By-laws of PureSafe Water Systems, Inc.  [Incorporated by reference to Exhibit 3(ii)  to Amendment  No. 1 to our Annual Report 10-KSB/A, filed with the SEC on November 17, 2003 (File No.: 0-30544).]

3.2a
Amended and Restated By-laws of PureSafe Water Systems, Inc., effective June 11, 2009 [Incorporated by reference to Exhibit 3.2a  to our Current Report on Form 8-K, filed with the SEC on June 11, 2009.]

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

10.26
Form of Warrant issued to investors in connection with the sale of common stock and warrants from October 26, 2007 through July 18, 2008.  [Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB, filed with the SEC on August 19, 2008 (File No.: 0-30544).]

10.27
Loan Agreement, Promissory Note, and Warrant of Water Chef, Inc., dated October 14, 2008 and in the principal amount of $50,000 issued to Leslie J. Kessler. [Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed with the SEC on April 15, 2009.]

10.28
Loan Agreement, Promissory Note, and Warrant of Water Chef, Inc., dated November 17, 2008 and in the principal amount of $50,000 issued to Leslie J. Kessler. [Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed with the SEC on April 15, 2009.]

10.29
Loan Agreement, Promissory Note, and Warrant of Water Chef, Inc., dated October 14, 2008 and in the principal amount of $50,000 issued to Terry R. Lazar. [Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K, filed with the SEC on April 15, 2009.]

10.30
Loan Agreement, Promissory Note, and Warrant of Water Chef, Inc., dated November 17, 2008 and in the principal amount of $50,000 issued to Terry R. Lazar. [Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed with the SEC on April 15, 2009.]

10.31
Loan Agreement, Promissory Note, and Warrant of Water Chef, Inc., dated December 17, 2008 and in the principal amount of $50,000 issued to Steve Legum. [Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed with the SEC on April 15, 2009.]

10.32
Consulting Agreement, dated as of August 6, 2008, by and between Water Chef, Inc., and Designs and Project Development Corp. [Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed with the SEC on April 15, 2009.]

10.33
Consulting Agreement, dated as of December 14, 2007, by and between Water Chef, Inc., and Bircon Ltd. [Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed with the SEC on April 15, 2009.]

10.34
Incentive Stock Option Agreement, dated April 17, 2009, between PureSafe Water Systems, Inc. and Leslie J. Kessler. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 20, 2009.]

10.35
Incentive Stock Option Agreement, dated April 17, 2009, between PureSafe Water Systems, Inc. and Terry R. Lazar.
[Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 20, 2009.]

10.36
Incentive Stock Option Agreement, dated April 17, 2009, between PureSafe Water Systems, Inc. and Al Wolter.
[Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on May 20, 2009.]

10.37
Incentive Stock Option Agreement, dated April 17, 2009, between PureSafe Water Systems, Inc. and Al Wolter.
[Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on May 20, 2009.]

10.38
Warrant certificate evidencing 4,000,000 warrants registered in the name of Leslie J. Kessler.
[Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on May 20, 2009.]

10.39	Form of Loan Agreement for the Company’s 2009 private placement. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2009.]
10.40
Employment Agreement, effective as of January 1, 2010, between the Company and Leslie J. Kessler.
[Incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K, filed with the SEC on February 8, 2010.]

10.41
Employment Agreement, effective as of January 1, 2010, between the Company and Terry R. Lazar. [Incorporated by reference to Exhibit 10.41 to our Current Report on Form 8-K, filed with the SEC on February 8, 2010.]

10.42
General Management Services Agreement, effective January 1, 2010, between Hidell—Eyster International and the Company. [Incorporated by reference to Exhibit 10.42 to our Current Report on Form 8-K, filed with the SEC on April 1, 2010.]

14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.1 to our Quarterly Report on Form 10-QSB, filed with the SEC on August 15, 2005.]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Leslie J. Kessler, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry R. Lazar, filed herewith.
32.1	Section 1350 Certification of Leslie J. Kessler, filed herewith.
32.2	Section 1350 Certification of Terry R. Lazar, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2010	PURESAFE WATER SYSTEMS, INC.

	By: /s/	Leslie J. Kessler
Leslie J. Kessler, President

	By: /s/	Terry R. Lazar
Terry R. Lazar, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Leslie J. Kessler	Chief Executive Officer, President	April 13, 2010
Leslie J. Kessler	and Director
(Principal Executive Officer)

/s/ Terry R. Lazar	Chief Financial Officer and Director	April 13, 2010
Terry R. Lazar	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Malcolm Hoenlein	Director	April 13, 2010
Malcolm Hoenlein