Form 10-Q
period 2010-03-31
PureSafe Water Systems, Inc.
filed 2010-05-24
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 18, 2010, 288,140,076 shares of common stock of the issuer were outstanding.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$48,722	$107,424
Inventories	218,768	97,115
Prepaid expenses and other current assets	55,943	120,083
Total Current Assets	323,433	324,622

Property and equipment, net of accumulated depreciation of $38,517 and $33,356, respectively	119,756	115,551
Patents and trademarks, net of accumulated amortization of $25,030 and $23,504, respectively	67,454	68,980
Other assets	20,500	20,500
TOTAL ASSETS	$531,143	$529,653

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$863,741	$656,242
Accrued compensation	80,100	84,000
Accrued consulting and director fees	142,000	140,000
Convertible notes payable to officer and director (including accrued interest of $39,442 and $14,685 and net of debt discount of $9,804 and $14,706, respectively)	416,638	99,979
Convertible promissory note (including accrued interest of $22,319 and $9,194 and net of debt discount of $138,234 and $104,214, respectively)	434,085	279,980
Promissory notes payable (including accrued interest of $140,805 and $127,221, respectively)	299,027	285,443
Fair value of detachable warrants and options	383,500	286,100
Fair value of embedded conversion options	290,700	197,900
Accrued dividends payable	190,328	190,328
Total Current Liabilities	3,100,119	2,219,972

Long Term Liabilities:
Notes Payable	--	236,624
Notes payable to officers and directors	--	287,000
Total Long Term Liabilities	--	523,624
TOTAL LIABILITIES	$3,100,119	$2,743,596

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,619,325 and $2,592,250, as of March 31, 2010 and December 31, 2009, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 284,770,809 shares issued and 284,766,409 shares outstanding at March 31, 2010; 272,162,945 shares issued and 272,158,545 outstanding at December 31, 2009	284,770	272,162
Additional paid-in capital	30,819,719	30,086,795
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $38,134 and $33,076, respectively)	(375,334)	(370,276)
Accumulated deficit (including $1,095,507 and $17,665,444 of deficit accumulated during development stage at March 31, 2010 and December 31, 2009, respectively)	(33,292,547)	(32,197,040)
Total Stockholders’ Deficiency	(2,568,976)	(2,213,943)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$531,143	$529,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Condensed Statements of Operations

	Three Months Ended March 31,		January 1, 2002 To March 31,
	2010	2009	2010
Sales	$--	$--	$471,290
Costs and expenses (income):	--	--
Cost of Sales	--	--	575,680
Selling, general and administrative, including stock-based compensation of $496,917 and $63,962 for the three months ended March 31, 2010 and 2009 and $3,875,724 for the period January 1, 2002 to March 31, 2010	934,246	418,412	11,755,813
Non-dilution agreement termination costs	--	--	2,462,453
Research and development	22,598	2,234	908,285
Interest expense - including interest expense to a related party of $10,104 and $6,250 for the three months ended March 31, 2010 and 2009, respectively, and $230,869 for the period Jan 1, 2002 to March 31, 2010	113,163	45,079	1,774,475
Financing costs - extension of warrants	--	--	74,700
Interest expense - conversion provision	--	--	113,000
(Gain) loss on settlement of debt	--	--	2,027,186
Change in fair value of warrants and embedded conversion option	25,500	162,500	(459,351)
Total costs and expenses	1,095,507	628,225	19,232,241
Net (loss)	(1,095,507)	(628,225)	(18,760,951)
Deemed dividend on preferred stock	--	--	(2,072,296)
Preferred stock dividends	(27,075)	(27,075)	(861,498)
	(27,075)	(27,075)	(2,933,794)
Net loss attributable to common stockholders	$(1,112,582)	$(655,300)	$(21,694,745)
Net loss attributable to common stockholders per common share - Basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding - Basic and diluted	276,956,674	239,169,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
 (A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Statement of Stockholders’ Deficiency

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock at	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Cost	Receivable	Deficit	Deficiency

Balance at December 31, 2009	184,144	$184	272,162,945	$272,162	$30,086,795	$(5,768)	(370,276)	$(32,197,040)	$(2,213,943)

Proceeds from sale of common stock and warrants:
$0.053 per share – January 29, 2010	--	--	1,886,792	1,887	98,113	--	--	--	100,000

Common stock issued in repayment of debt:
$0.0510 per share – February 1, 2010	--	--	2,604,608	2,605	130,230	--	--	--	132,835
$0.055 per share – February 19, 2010	--	--	1,741,464	1,741	94,039				95,780
Common stock issued for services
$0.051 per share – February 1, 2010	--	--	2,375,000	2,375	117,475	--	--	--	119,850
$0.057 per share – February 1, 2010	--	--	2,000,000	2,000	112,000	--	--	--	114,000
$0.057 per share – February 9, 2010	--	--	2,000,000	2,000	112,000	--	--	--	114,000
Accrued interest	--	--	--	--	--	--	(5,058)	--	(5,058)
Reclassification of warrants to derivative liability, net	--	--	--	--	(80,000)	--	--	--	(80,000)
Amortization of warrants and options for employees and non-employees					149,067				149,067

Net loss	--	--	--	--	--	--		(1,095,507)	(1,095,507)

BALANCE – March 31 2010	184,144	$184	284,770,809	$284,770	$30,819,719	$(5,768)	$(375,334)	$(33,292,547)	$(2,568,976)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Cash Flows

	Three Months Ended March 31,		For the Period From January 1, 2002 through
Cash Flows from Operating Activities:	2010	2009	March 31, 2010
Net loss	$(1,095,507)	(628,225)	$(18,760,951)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on Sale of Property and Equipment	--	--	8,177
Depreciation and amortization	5,450	6,418	45,349
Amortization of patents and trademarks	1,526	1,317	23,648
Interest expense - amortization of deferred financing	--	--	22,530
Stock based compensation	496,917	63,962	3,885,924
Interest expense - conversion provision	--	--	113,000
Interest receivable	(5,058)	(4,988)	(38,134)
Accretion of debt discount	55,582	34,797	743,403
Change in fair value of warrants and embedded conversion option	25,500	162,500	(459,351)
(Gain)/loss on settlement of debt	--	--	2,027,187
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	64,140	17,035	(5,699)
Inventories	(121,653)	--	(218,768)
Other assets	--	--	(11,081)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	249,058	186,587	2,750,778
Net Cash Used in Operating Activities	(324,045)	(160,597)	(7,155,785)

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,656)	--	(177,633)
Patent costs	--		(66,429)
Proceeds from sale of property & equipment	--	--	4,350
Net Cash Used in Investing Activities	(9,656)	--	(239,712)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	100,000	195,500	4,501,060
Proceeds from exercise of warrants	--	--	9,350
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	175,000	--	1,350,000
Proceeds from officers and directors convertible loans	--	--	350,000
Repayment of notes payable	--	--	(274,999)
Net Cash Provided by Financing Activities	275,000	195,500	7,408,708

Net increase (decrease) in cash	(58,701)	34,903	13,211

Cash at beginning of period	107,423	29,411	35,511

Cash at end of period	48,722	64,314	48,722

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	335	567	371,878

Non-Cash Investing Activities:
Notes Receivable for common stock issued		--

Non-Cash Financing Activities:
Compensation satisfied by issuance of common stock	84,000	--	139,250
Common stock issued in satisfaction of liabilities	144,615	27,368	7,492,908
Reclassification of equity instrument to derivative liabilities	(80,000)	18,900	439,066
Cancellation of debt for no consideration	--	--	1,327,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
 (A Development Stage Company Commencing January 1, 2002)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS.

PureSafe Water Systems, Inc.  (the "Company")  is a Delaware corporation engaged in the design and development of its technology to be used in the manufacture  and sale of water purification systems, the PureSafe™ First Response Water System (the “PureSafe FRWS”), both within and outside of the United States. The Company's corporate headquarters is located in Plainview, New York.

NOTE 2: BASIS OF PRESENTATION AND ACCOUNTING POLICIES.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.

The operating results for the three months period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 13, 2010.

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

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has an accumulated deficit since its inception of approximately $33,292,000 and $32,197,000 as of March 31, 2010 and December 31, 2009, respectively, and has a working capital deficiency of approximately $2,776,000 and $1,895,000 as of March 31, 2010 and December 31, 2009, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $5 million in the next twelve months to fund the following activities: the production of 45 commercialized PureSafe FRWS units; submitting two commercialized units for all necessary certifications; launching a marketing program for the PureSafe FRWS, establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.  Provided the Company obtains such financing, the Company  believes that there will be revenue recognition by the third quarter of 2010.

For the first two quarters of 2010, management’s main focus is to produce two PureSafe FRWS standardized commercial units, complete the certification process and initiate the Company’s  marketing plan. The Company expects to recognize the first sales of the PureSafe FRWS by the third quarter of 2010.  The Company will cease being a development stage enterprise when it recognizes significant revenue from the sale of PureSafe FRWS units.  The extent of these initiatives will be contingent upon the amount of capital raised.

The Company can give no assurance that such financing will be available on terms advantageous to us, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS.

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of March 31, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 5: NET LOSS PER SHARE OF COMMON STOCK.

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the three months ended March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
Warrants	39,103,516	31,432,326
Convertible promissory notes	13,857,904	9,537,463
Convertible preferred stock	1,545,760	1,545,760
Total	54,507,180	42,515,549

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

Liabilities measured at fair value on a recurring basis at March 31, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Embedded conversion feature	$-	$-	$290,700	$290,700
Warrant and option liability	$-	$-	$383,500	$383,500
	$-	$-	$674,200	$674,200

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended March 31, 2010

	Embedded Conversion Feature	Warrant Liability	Total
Balance January, 1, 2010	$197,900	$286,100	$484,000
Included in income (expense)	31,900	(6,400)	25,500
Included in debt discount	60,900	23,800	84,700
Included in stockholder's equity	-	80,000	80,000
Transfers in and /or out of Level 3	-	-	-
Balance March 31, 2010	$290,700	$383,500	$674,200

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

In February 2010, the Company issued 4,346,072 shares of Common Stock in settlement of $228,615 of accounts payable due to multiple vendors which include 1,058,824 shares issued to the Company’s Chief Executive Officer in settlement of $54,000 accrued compensation and 588,235 shares issued to the Company’s Chief Financial Officer in settlement of $30,000 accrued compensation.

Cash

Through Equity Financing:
During the three months ended March 31, 2010, for gross proceeds of $100,000 the Company sold an aggregate of 1,886,792 shares of common stock and warrants to purchase additional 377,358 shares of common stock at an exercise price of $0.0636.  The warrants have a term of three years.

Through Debt Financing:

During the three months ended March 31, 2010, the Company received gross proceeds of $175,000 through debt financing.  The Company issued each lender a convertible promissory note bearing interest rate of 10% per annum with a term of one year.  In connection with the placement, the Company also issued each lender a warrant to purchase aggregate 637,463 shares of common stock at exercise price of $0.0624 to $0.0720 per share.  The warrants have a term of five years.

Services

In the first quarter of 2010, the Company issued an aggregate 1,175,000 shares of common stock to multiple employee and consultants per grant that was approved by the Company’s Board of directors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, Company recorded $58,650 of stock-based compensation in connection with this issuance.

In February 2010, the Company issued 600,000 shares of common stock to the Company’s Chief Executive Officer per grant that was approved by the Company’s Board of directors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $30,600 of stock-based compensation in connection with this issuance.

In February 2010, the Company issued 600,000 shares of common stock to the Company’s Chief Financial Officer per grant that was approved by the Company’s Board of directors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $30,600 of stock-based compensation in connection with this issuance.

In February 2010, the Company issued 2,000,000 shares to the Company’s Chief Executive Officer.  The issuance is part of the grant the Company awarded to the officer in April 2009 in which the Chief Executive Officer has the right to receive a total of 4,000,000 shares of common stock of which 2,000,000 shares were issued in April 2009 and the remaining 2,000,000 shares were to be issued on January 1, 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  The Company incurred stock-based compensation $114,000 in connection with February 2010 issuance.

In February 2010, the Company issued 2,000,000 shares to the Company’s Chief Financial Officer.  The issuance is part of the grant the Company awarded to the officer in April 2009 in which the Chief Financial Officer has the right to receive a total of 4,000,000 shares of common stock of which 2,000,000 shares were issued in April 2009 and the remaining 2,000,000 shares were to be issued in January 1, 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  The Company incurred stock-based compensation $114,000 in connection with February 2010 issuance.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES PAYABLE

In the first quarter of 2010, the Company sold and issued convertible promissory notes in the aggregate principal amount of $175,000 bearing interest at 10% per annum and warrants to purchase 637,463 shares of common stock at an exercise price of $0.0624 to $0.072 per share.  The convertible notes mature in one year.  The holders of the notes are entitled to convert all or a portion of the convertible note plus any unpaid interest, at the note holders’ sole discretion, into shares of common stock at a conversion price of $0.052 to $0.06 per share.

The Company accounted for the issuance of these convertible promissory notes in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the notes $175,000 were recorded net of a discount of $84,700.  The debt discount consisted of approximately $23,800 related to the fair value of the warrants and approximately $60,900 related to the fair value of the embedded conversion option.  The debt discount was being charged to interest expense ratably over the term of the convertible notes.

NOTE 9: RELATED PARTY TRANSACTIONS.

(a)
In March 2010, the Company issued to its Chief Executive Officer 1,058,824 shares of common stock in settlement of $54,000 accrued compensation and 588,235 shares issued to the Company’s Chief Financial Officer in settlement of $30,000 accrued compensation.

(b)
In February 2010, the Company issued 2,000,000 shares to the Company’s Chief Executive Officer.  The issuance is part of the grant the Company awarded to the officer in April 2009 in which the chief executive officer has the right to receive a total of 4,000,000 shares of common stock, of which 2,000,000 shares were issued in April 2009 and the remaining 2,000,000 shares were to be issued on January 1, 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  The Company incurred stock-based compensation $114,000 in connection with this issuance.

(c)
In February 2010, the Company issued 2,000,000 shares to the Company’s Chief Financial Officer.  The issuance is part of the grant the Company awarded to the officer in April 2009 in which the Chief Financial Officer was granted the right to receive a total of 4,000,000 shares of common stock of which 2,000,000 shares were issued in April 2009 and the remaining 2,000,000 shares were to be issued on January 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  The Company incurred stock-based compensation $114,000 in connection with this issuance.

(d)
In February 2010, the Company issued 600,000 shares of common stock to the Company’s Chief Executive Officer per grant that was approved by the Company’s Board of directors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $30,600 of stock-based compensation in connection with this issuance.

(e)
In February 2010, the Company issued 600,000 shares of common stock to the Company’s Chief Financial Officer per grant that was approved by the Company’s Board of directors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $30,600 of stock-based compensation in connection with this issuance.

NOTE 10: LEGAL PROCEEDINGS.

Current legal proceedings to which the Company is a party are as follows:

In March 2007, a then director, John Clarke provided a $50,000 loan to the Company.  The loan pays simple interest at the rate of 10% per annum and the principal was due to be paid on June 29, 2007.  The loan carries an option provision that entitles the former director to convert his debt to shares of our common stock if the principal was not paid on the due date.  The conversion price is the 50% of the average closing price of common stock over the three previous business days before demand for conversion is made.  The former director has made a demand for conversion, but the date of the demand is currently in question.

On June 21, 2009, the Company was served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by the Company or by Water Splash LLC, to which the Company had sold its water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  The Company does not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under the Company’s existing liability insurance policy. However, the Company cannot provide assurance that the outcome of this matter will not have a material effect on its financial condition or results of operations.

The Company has received a collection notice from Bircon, Ltd. for a $140,000 balance they claim is due.  The Company is disputing such claim based on their breach of contract. The Company plans to vigorously defend any suit filed by Mr. Gil Tenne and /or Bircon Ltd.

NOTE 11: SUBSEQUENT EVENTS.

(a)
In April 2010, for gross proceeds of $200,000 the Company sold an aggregate of 3,373,667 shares of common stock and warrants to purchase additional 674,733 shares of common stock at an exercise price of $0.0636 to $0.0756.  The warrants have a term of three years.

(b)
On April 7, 2010, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer each made loans of $100,000 to the Company.  The loans accrue interest at the rate of 7% per annum.  In addition, the Company issued warrants to each officer to purchase 431,034 shares of common stock at an exercise price of $0.059 per share.  The loans are due and payable by or on October 7, 2010.  The interests accrued on the loans are to be paid on the 7th day of each month until the loans mature and paid off.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interests due under the note into common stock.  The conversion price was set at $0.059 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sales of the notes of $200,000 will be recorded net of a discount of $101,600.  The debt discount consisted of $34,800 related to the fair value of the warrants and approximately $66,800 related to the fair value of the embedded conversion option.  The debt discount will be charged to interest expense ratably over the term of the convertible note.

(c)
In May 2010, the Company received $175,000 as the consideration for the issuance of 1,788,147 shares of common stock and warrants to purchase additional 357,629 shares of common stock at an exercise price of $0.092 to $0.1516.  The warrants have a life of 3 years.  As of May 20, 2010, shares have not been issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Comment

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes at and for the year ended December 31, 2009 contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2010.

Note Regarding Forward-Looking Statements

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

•	our ability to maintain and enter into relationships with suppliers, vendors and contractors of acceptable quality of goods and services on terms advantageous to us;
•	the volatility of our operating results and financial condition;
•	our ability to attract and retain qualified senior management personnel; and
•	the other risks and uncertainties detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers of this Report on Form 10-Q should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements.  Readers should not place undue reliance on forward-looking statements contained in this Form 10-Q.  We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-Q or elsewhere, whether as a result of new information, future events or otherwise.

General

PureSafe Water Systems, Inc. (herein referred to as the “Company”, “Puresafe”, “we”, “us” or “our”) was incorporated in Delaware in 1987.   The manufacture and marketing of water coolers and filters constituted a substantial part of our business from 1993 until the fourth quarter of 2001, at which time such operations were sold and we began concentrating on the further development, manufacturing and marketing of a patented line of water purification systems.  We have generated nominal revenues since we sold our water coolers and filters operations.  Accordingly, we are deemed for accounting purposes to be a development stage enterprise since January 1, 2002 and are subject to a number of risks similar to those of other companies in an early stage of development.  The accompanying consolidated financial statements have been prepared assuming our company will continue as a going concern.

Results of Operations

Sales.  We recorded zero sales for the three months ended March 31, 2010 and 2009.

Until the fourth quarter of 2001, we were engaged in the manufacture and marketing of water coolers and water purification and filtration products.  In the fourth quarter of 2001, such business was sold so that we could concentrate on the further development, manufacturing and marketing of a line of water purification systems.  In 2007, new management made a strategic decision that the existing water filtration system had not produced any significant sales.  New management further recognized that the existing unit required significantly more engineering.  In 2007, we signed a contract with Bircon Ltd., an Israeli-based engineering consulting company, to design our new “PureSafe First Response Water System” (the “PureSafe FRWS”) line of water decontamination systems.  In September 2009, we set up PureSafe Manufacturing & Research Corporation, a Delaware corporation that is wholly owned subsidiary of PureSafe Water Systems, Inc., to handle the production and research.  We believe the PureSafe FRWS product will result in our first significant sales since 2001.  We currently expect to recognize the first sales of the PureSafe product in the third quarter of 2010.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from sales of the PureSafe FRWS product.

Cost of sales.  We recorded zero cost of sales for the three months ended March 31, 2010 and 2009.

Selling, general and administrative.  We incurred selling, general and administrative expenses for the three months ended March 31, 2010 of $934,246 compared to $418,412 for the same period in 2008.  This increase of $515,834 was primarily a result of the increase of stock-based compensation from $63,962 for the first three months of 2009 to $496,917 of the same period of 2009, a $432,955 or 677% increase.  Also, since we began the production of our first two commercialized units in January 2010, we have incurred a total of $73,450 in manufacturing overhead.  Legal fees decreased $72,724 from $89,418 in the first three months of 2009 to $16,694 in the same period of 2010 due to less legal services required in this period.

We continue to increase spending in marketing related services.  We spent $95,103 in the first three months of 2010, compared to $66,344 spent in the same period of 2009, a $28,759 or 43% increase.  We expect spending in marketing related expenses will continue to grow, which include trade shows, advertisings, organized public relations campaign, etc. if the funding allows. On March 26, 2010 we entered into a long term management agreement with HEI, effectively January 1, 2010.  Under the agreement, Hidell-Eyster International Inc., a consulting company, will provide us a management team to manage daily operations which include providing strategic planning at corporate level, overseeing all phases of manufacturing process, continued research and development of our PureSafe FRWS product line and marketing and sales.

Research and development for the three months ended March 31, 2010 and 2009 was $22,598 and $2,234, respectively, an increase of $20,364 or 912%.  Since the beginning of 2010, we have spent considerable amount of funds on redesigning and modifying our FRWS unit from the prototype that was built and completed in July 2008, to be a standardized commercial unit.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the three months ended March 31, 2010 and 2009 was $57,581 and $10,281, respectively.  The $47,300 or 460% increase in interest expense was primarily from accrued interest from the promissory notes that we issued to various vendors and our Chief Executive Officer and Chief Financial Officer for a total of $523,624 accrued compensation that they agreed to defer until January 1, 2011.  The promissory notes have an interest rate of 10% per annum.

Debt discount related interest expense for the three months ended March 31, 2010 and 2009 was $55,582 and $34,798, a $20,784 or 60% increase, respectively.  We incurred a total of $50,680 in debt discount related to loans of which we received total of $550,000 from October 2009 through January 2010.  The debt discount will be amortized over the term of the loans.

Changes in fair value of warrants and embedded conversion options for the three months ended March 31, 2010 and 2009 were $25,500 and $162,500, respectively. The decrease in fair value of warrants and embedded conversion option in 2010 primarily resulted from the decreased fair value of the common stock during the first quarter of 2010 compared with the same period in 2009.

Gain (loss) on settlement of debt for the three months ended March 31, 2010 and 2009 was $0 and $0.

For all the above-stated reasons, the net loss for three months ended March 31, 2010 and 2009 was $(1,095,507) and $(628,225), respectively.

Liquidity and Capital Resources

As of March 31, 2010, we maintained a cash balance of $48,722 as compared to $107,424 as of the same date in 2009.

Net cash used in the operating activities in the three months ended March 31, 2010 and 2009 was $324,045 and $160,597, respectively.  The $163,448 increase was primarily from the manufacturing overhead incurred in 2010.  Since the beginning of 2010, we have started to manufacture two commercialized units.  We spent considerable amount of cash on purchasing inventories, compensations paid to the production team and various production related expenses.

We incurred $9,656 in capital expenditures in the first quarter of 2010 and $0 in the same period of 2009.  The entire capital expenditures incurred in this quarter are for purchasing machines and tools for the production.

In the three months ended March 31, 2010 and 2009, we raised $100,000 and $195,500 through sales of our common stock, respectively.  Funds received in the first quarter of 2010 and 2009 from convertible promissory note were $175,000 and $0, respectively.  From all the above activities, net cash provided by financing activities for first quarter of 2010 and 2009 was $275,000 and $195,500, respectively.

At March 31, 2010, we had a working capital deficit of approximately $2,776,000.  Absent fluctuations due to market to market changes in our outstanding detachable warrants, options and embedded conversion option liabilities, we continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $32,292,000. These conditions raise substantial doubt about our ability to continue as a going concern.  Our plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  We are seeking to raise an additional $5 million in the next twelve months to fund the following activities: the production of 45 commercialized PureSafe FRWS units; submitting two units for all necessary certifications; launching a marketing program for the PureSafe FRWS, establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.  Provided we obtain such financing, we believe that there will be revenue recognition by the third quarter of 2010.

For the first two quarters of 2010, our main focus is to produce two PureSafe FRWS standardized commercial units, complete the certification process and initiate our marketing plan. We expect to recognize the first sales of the PureSafe FRWS by the third quarter of 2010.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from the sale of PureSafe FRWS units.  The extent of these initiatives will be contingent upon the amount of capital raised.

We can give no assurance that such financing will be available on terms advantageous to us, or at all.  Should we not be successful in obtaining the necessary financing to fund its operations, we would need to curtail certain or all of its operational activities. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of March 31, 2010 that will become effective in subsequent periods; however, our management team does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. We are currently in development stage as defined by Accounting Standard Codification (“ASC”) 915.  The following is a list of what we believe are the most critical estimations that we make when preparing our consolidated financial statements.

Stock-Based Compensation

We reports stock-based compensation under ASC 718.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values.

We account for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718 and 505, which require that each such equity instrument is recorded at its fair value on the measurement date, which is typically the date the services are performed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our 2010 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended March 31, 2010.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts

February 1, 2010	2,000,000 shares of common stock issued as executive compensation.	Chief Executive Officer	NA	$0.057 per share/NA
February 1, 2010	Five-year Warrants to purchase 50,000 shares of common stock at an exercise price of $0.051 per share issued as employee compensation.	Corporate employee	NA	$-0-/NA
February 1, 2010	Five-year Warrants to purchase 50,000 shares of common stock at an exercise price of $0.051 per share issued as employee compensation.	Corporate employee	NA	$-0-/NA
February 1, 2010	Five-year Warrants to purchase 50,000 shares of common stock at an exercise price of $0.051 per share issued as employee compensation.	Corporate employee	NA	$-0-/NA
February 1, 2010	Five-year Warrants to purchase 25,000 shares of common stock at an exercise price of $0.051 per share issued as employee compensation.	Corporate employee	NA	$-0-/NA
February9, 2010	2,000,000 shares of common stock issued as executive compensation.	Chief Financial Officer	NA	$0.057 per share/NA
February 26, 2010	500,000 shares of common stock issued as executive compensation.	Corporate officer	NA	$0.051 per share/NA
February 26, 2010	500,000 shares of common stock issued as executive compensation.	Corporate employee	NA	$0.051 per share/NA
February 26, 2010	50,000 shares of common stock issued as employee compensation.	Corporate employee	NA	$0.051 per share/NA
February 26, 2010	50,000 shares of common stock issued as employee compensation.	Corporate employee	NA	$0.051 per share/NA
February 26, 2010	50,000 shares of common stock issued as employee compensation.	Corporate employee	NA	$0.051 per share/NA
February 26, 2010	588,235 shares of common stock issued in settlement of $30,000 debt.	Chief Financial Officer	NA	$0.051 per share/NA
February 26, 2010	1,058,824 shares of common stock issued in settlement of $54,000 debt.	Chief Executive Officer	NA	$0.051 per share/NA
February 26, 2010	500,000 shares of common stock issued in settlement of $25,500 debt.	Corporate officer.	NA	$0.051 per share/NA
February 26, 2010	457,549 shares of common stock issued in settlement of $23,335 debt.	Corporate employee	NA	$0.051 per share/NA
March 2, 2010	1,741,464 shares of common stock issued in settlement of $95,780 debt.	Consultant	NA	$0.055/NA
March 5, 2010	25,000 shares of common stock issued as employee compensation.	Corporate employee	NA	$0.051/NA
March 5, 2010	600,000 shares of common stock issued as executive compensation.	Chief Financial Officer	NA	$0.051 per share/NA
March 8, 2010	Five-year Warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.052 per share issued as executive compensation.	Chief Executive Officer	NA	$-0-/NA
March 8, 2010	Five-year Warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.052 per share issued as executive compensation.	Corporate officer	NA	$-0-/NA
March 18, 2010	600,000 shares of common stock issued as executive compensation.	Chief Executive Officer	NA	$0.051 per share/NA

March 22, 2010	943,396 shares of common stock and three year warrants to purchase 188,679 shares of common stock issued in 2010 private placement.	Private investor.	NA	$0.053/NA
March 22, 2010	943,396 shares of common stock and three year warrants to purchase 188,679 shares of common stock issued in 2010 private placement.	Private investor.	NA	$.053/NA

(1) The issuances to executives, employees, lenders, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Rule 701 promulgated by the SEC under the Securities Act.

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

Dated: May 24, 2010	PureSafe Water Systems, Inc.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Terry R. Kessler
Terry R. Kessler
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)