Form 10-Q
period 2010-06-30
PureSafe Water Systems, Inc.
filed 2010-08-16
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2010, 300,429,813 shares of common stock of the issuer were outstanding.

PureSafe Water Systems Inc. and Subsidiary
 (A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Balance Sheets

	June 30,	December 31
	2010	2009
ASSETS	(unaudited)
Current Assets:
Cash	$249,728	$107,424
Inventories	273,140	97,115
Prepaid expenses and other current assets	64,642	120,083
Total Current Assets	587,510	324,622

Property and equipment, net of accumulated depreciation of $47,351 and $33,356, respectively	141,404	115,551
Patents and trademarks, net of accumulated amortization of $26,556 and $23,504, respectively	65,928	68,980
Other assets	32,499	20,500
TOTAL ASSETS	$827,341	$529,653

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$780,878	$656,242
Accrued compensation	93,450	84,000
Accrued consulting and director fees	144,000	140,000
Convertible notes payable to officer and director (including accrued interest of $50,927 and $14,685 and net of debt discount of $59,610 and $14,706, respectively)	578,317	99,979
Convertible promissory note (including accrued interest of $26,729 and $9,194 and net of debt discount of $80,558 and $104,214, respectively)	421,171	279,980
Promissory notes payable (including accrued interest of $147,192 and $127,221, respectively)	305,414	285,443
Fair value of detachable warrants and options	1,668,300	286,100
Fair value of embedded conversion options	1,292,100	197,900
Accrued dividends payable	190,328	190,328
Total Current Liabilities	5,473,958	2,219,972

Long Term Liabilities:
Notes Payable	28,256	236,624
Notes payable to officers and directors	--	287,000
Total Long Term Liabilities	28,256	523,624
TOTAL LIABILITIES	5,502,214	2,743,596

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,646,400 and $2,592,250 as of June 30, 2010 and December 31, 2009, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 296,021,380 shares issued and 296,016,980 shares outstanding at June 30, 2010; 272,162,945 shares issued and 272,158,545 outstanding at December 31, 2009	296,025	272,162
Additional paid-in capital	32,044,274	30,086,795
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $43,192 and $33,076, respectively)	(380,392)	(370,276)
Accumulated deficit (including $22,097,600 and $17,665,444 of deficit accumulated during development stage at June 30, 2010 and December 31, 2009, respectively)	(36,629,196)	(32,197,040)
Total Stockholders’ Deficiency	(4,674,873)	(2,213,943)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$827,341	$529,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		January 1, 2002
	2010	2009	2010	2009	To June 30, 2010
Sales	$--	$--	$--	$--	$471,290
Costs and expenses (income):
Cost of Sales	--	--			575,680
Selling, general and administrative, including stock-based compensation of $7,167 and $518,042 for the three months and $504,084 and $582,004 for the six months ended June 30, 2010 and 2009, respectively and $3,882,891 for the period January 1, 2002 to June 30, 2010	579,942	876,386	1,514,198	1,294,798	12,335,765
Non-dilution agreement termination costs	--	--	--	--	2,462,453
Research and development	52,850	5,802	75,448	8,036	961,135
Interest expense - including interest expense to a related party of $6,184 and $2,083 for the three months and $16,288 and $8,333 for the six months ended June 30, 2010 and 2009, respectively, and $237,053 for the period Jan 1, 2002 to June 30, 2010	57398	56,798	257,010	101,877	1,918,322
Financing costs - extension of warrants	--	--	--	--	74,700
Interest expense - conversion provision	--	--	--	--	113,000
(Gain) loss on settlement of debt	--	--	--	--	2,027,186
Change in fair value of detachable warrants and, embedded conversion option	2,560,000	59,400	2,585,500	221,900	2,100,649
Total costs and expenses	3,336,639	998,386	4,432,156	1,626,611	22,568,890
Net (loss)	(3,336,639)	(998,386)	(4,432,156)	(1,626,611)	(22,097,600)
Deemed dividend on preferred stock	--	--	--	--	(2,072,296)
Preferred stock dividends	(27,075)	(27,075)	(54,150)	(54,150)	(888,573)

Net loss attributable to common stockholders	$(3,363,714)	$(1,025,461)	$(4,486,306)	$(1,680,761)	$(25,058,469)
Net loss attributable to common stockholders per common share -
Basic and diluted Net loss attributable to common stockholders per common share (* less than a penny a share)	(0.01)	*	(0.02)	(0.01)
Weighted average number of shares outstanding	289,903,354	245,072,651	283,465,778	246,116,473

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
 (A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Statement of Stockholders’ Deficiency
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	at Cost	Receivable	Deficit	Deficiency

Balance at December 31, 2009	184,144	$184	272,162,945	$272,162	$30,086,795	$(5,768)	$(370,276)	$(32,197,040)	$(2,213,943)

Proceeds from sale of common stock and warrants:
$0.0530 per share – January 29, 2010	--	--	1,886,792	1,887	98,113	--	--	--	100,000
$0.0530 per share – April 5, 2010	--	--	471,698	472	24,528				25,000
$0.0597 per share – April 15, 2010	--	--	1,675,042	1,675	98,325				100,000
$0.0577 per share – April 20, 2010	--	--	433,276	433	24,567				25,000
$0.0630 per share – April 30, 2010	--	--	793,651	794	49,206				50,000
$0.0767 per share – May 13, 2020	--	--	651,890	652	49,348				50,000
$0.1013 per share – May 14, 2010	--	--	740,375	740	74,260				75,000
$0.1263 per share – May 17, 2010	--	--	197,941	198	24,802				25,000
$0.2327 per share – May 26, 2010	--	--	128,922	129	29,871				30,000
$0.2293 per share – May 27, 2010	--	--	109,027	109	24,891				25,000
$0.2323 per share – June 3, 2010	--	--	107,619	108	24,892				25,000
$0.1990 per share – June 4, 2010	--	--	125,628	126	24,874				25,000
$0.1580 per share – June 15, 2010	--	--	632,911	633	99,367				100,000
$0.24566 per share – June 17, 2010	--	--	432,922	433	105,918				106,351
$0.24566 per share – June 17, 2010	--	--	108,230	108	26,480				26,588

Common stock issued for accrued compensation and settlement of debt:
$0.0510 per share – February 1, 2010	--	--	2,604,608	2,605	130,230	--	--	--	132,835
$0.055 per share – February 19, 2010	--	--	1,741,464	1,741	94,039				95,780
$0.0500 per share – June 2, 2010	--	--	530,278	530	25,984				26,514
$0.0350 per share – May 28, 2010	--	--	1,580,967	1,581	53,753				55,334
$0.0350 per share – June 7, 2010	--	--	50,000	50	1,700				1,750

Common stock issued for services
$0.051 per share – February 1, 2010	--	--	2,375,000	2,375	117,475	--	--	--	119,850
$0.057 per share – February 1, 2010	--	--	2,000,000	2,000	112,000	--	--	--	114,000
$0.057 per share – February 9, 2010	--	--	2,000,000	2,000	112,000	--	--	--	114,000

Common stock issued for the exercise of warrants
$0.24566 per share – June 17, 2010 (cashless)	--	--	843,649	844	(844				--
$0.0600 per share – June 2, 2010	--	--	100,000	100	5,900				6,000
$0.0580 per share – June 4, 2010	--	--	50,000	50	2,850				2,900
$0.0410 per share – June 4, 2010	--	--	250,000	250	10,000				10,250
$0.0510 per share – June 4, 2010	--	--	50,000	50	2,500				2,550
$0.0412 per share – June 9, 2010	--	--	291,262	291	11,709				12,000
$0.0876 per share – June 9, 2010	--	--	273,973	274	23,726				24,000
$0.0359 per share – June 9, 2010	--	--	334,448	334	11,672				12,006
$0.0412 per share – June 15, 2010	--	--	291,262	291	11,709				12,000

Accrued interest	--	--	--	--	--	--	(10,116)	--	(10,116)
Reclassification of warrants/Conversion to derivative liability, net	--	--	--	--	295,400	--	--	--	295,400
Amortization of detachable warrants for employees and non-employees					156,234				156,234

Net loss	--	--	--	--	--	--		(4,432,156)	(4,432,156)

BALANCE – June 30 2010	184,144	$184	296,025,780	$296,025	$32,044,274	$(5,768)	$(380,392)	$(36,629,196)	$(4,674,873)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,		For the Period From January 1, 2002 through June 30, 2010
Cash Flows from Operating Activities:	2010	2009
Net loss	$(4,432,156)	$(1,626,611)	$(22,097,600)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on Sale of Property and Equipment	--	8,177	8,177
Depreciation and amortization	13,995	11,869	53,894
Amortization of patents and trademarks	3,052	2,680	25,174
Interest expense - amortization of deferred financing	--	--	22,530
Stock based compensation	504,084	582,004	3,893,091
Interest expense - conversion provision	--	--	113,000
Interest receivable	(10,116)	(10,046)	(43,192)
Accretion of debt discount	165,052	85,626	852,873
Change in fair value of detachable warrants and embedded conversion option	2,585,500	221,900	2,100,649
(Gain)/loss on settlement of debt	--	--	2,027,187
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	68,993	5,431	(846)
Inventories	(189,578)	--	(286,693)
Other assets	(12,000)	--	(23,081)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	213,249	430,611	2,714,970
Net Cash Used in Operating Activities	(1,089,925)	(288,359)	(7,921,664)

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,916)		(177,893)
Patent costs	--	(5,089)	(66,429)
Proceeds from sale of property & equipment	--	4,350	4,350
Net Cash Used in Investing Activities	(9,916)	(739)	(239,972)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	787,939	345,500	5,188,999
Proceeds from exercise of warrants	81,706	--	91,056
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	175,000	--	1,350,000
Proceeds from officers and directors convertible loans	200,000	--	550,000
Repayment of notes payable	(2,500)	--	(277,499)
Net Cash Provided by Financing Activities	1,242,145	345,000	8,375,853

Net increase in cash	142,304	56,402	214,217

Cash at beginning of period	107,424	29,411	35,511

Cash at end of period	249,728	85,813	249,728

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	2,310	943	373,853

Non-Cash Investing Activities:
Notes Receivable for common stock issued	--	--	337,200

Non-Cash Financing Activities:
Compensation satisfied by issuance of common stock	84,000	--	139,250
Common stock issued in satisfaction of liabilities	228,213	236,672	7,576,506
Reclassification of derivative liabilities	295,400	37,800	814,466
Acquisition of property and equipment through note payable	30,000	--	30,000
Cancellation of debt for no consideration	--	--	1,327,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS.

PureSafe Water Systems, Inc.  (the "Company")  is a Delaware corporation whose vision is to provide a branded line of emergency and disaster relief products designed to provide First Responder emergency Personnel with the most advanced survival and life sustaining equipment which can efficiently be deployed to disaster sites.  These products are designed to 1) provide immediate protection for the first responder to enhance job performance, 2) provide the event impacted population with life saving services such as safe drinking water, decontamination systems, emergency sanitization systems or fire protection and 3) provide equipment manufactured to specifications which permit long term equipment deployment to disaster sites. The Company's corporate headquarters is located in Plainview, New York.

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

The operating results for the six months period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 13, 2010.

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

The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument is recorded at its fair value on the measurement date, which is typically the date the services are performed.

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

Subsequent events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued.  Other than as disclosed in Note 12 the Company is not aware of any additional subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has an accumulated deficit since its inception of approximately $36,629,000 and $32,197,000 as of June 30, 2010 and December 31, 2009, respectively, and has a working capital deficiency of approximately $4,886,500 and $1,895,000 as of June 30, 2010 and December 31, 2009, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $3.5 million in the next four months to fund the following activities: the production of 45 commercialized PureSafe FRWS units; submitting two commercialized units for all necessary certifications; launching a marketing program for the PureSafe FRWS, establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing. For the first two quarters of 2010, management’s main focus was to produce two PureSafe FRWS standardized commercial units compliant with output, ease of operation, mobility and water quality as described in the recently published “Operational Requirements Document” by the U.S. Department of Homeland Security (2009) for emergency water supplies, complete the certification process and initiate the Company’s marketing plan. The Company expects to recognize the first sales of the PureSafe FRWS by the third quarter of 2010.  The Company will cease being a development stage enterprise when it recognizes significant revenue from the sale of PureSafe FRWS units.  The extent of these initiatives will be contingent upon the amount of capital raised.

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

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS.

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of June 30, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 5: NET LOSS PER SHARE OF COMMON STOCK.

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the three months ended June 30, 2010 and 2009 were as follows:

	June 30,
	2010	2009
Warrants	35,726,652	36,353,152
Convertible promissory notes	15,052,835	3,438,554
Convertible preferred stock	1,545,760	1,545,760
Total	52,325,247	41,337,466

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

Liabilities measured at fair value on a recurring basis at June 30, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Embedded conversion feature	$-	$-	$1,292,100	$1,292,100
Warrant and option liability	$-	$-	$1,668,300	$1,668,300
	$-	$-	$2,960,400	$2,960,400

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended June 30, 2010.

	Embedded Conversion Feature	Warrant Liability	Total
Balance January, 1, 2010	$197,900	$286,100	$484,000
Included in income (expense)	1,167,700	1,417,800	2,585,500
Included in debt discount	127,700	58,600	186,300
Included in stockholder's equity	(201,200)	(94,200)	(295,400)
Transfers in and /or out of Level 3	-	-	-
Balance June 30, 2010	$1,292,100	$1,668,300	$2,960,400

NOTE 7: PROPERTY AND EQUIPMENT

In February, 2010, the Company acquired a vehicle for business use.  Cost of the vehicle is approximately $30,000 and the Company financed the entire cost.  The financing term is approximately $500 per month for sixty month based on an annual interest rate of 9%.

NOTE 8: STOCKHOLDERS' DEFICIENCY.

Debt

During the six months ended June 30, 2010, the Company issued 6,507,317 shares of Common Stock in settlement of $312,213 of debt which include 1,058,824 shares issued to the Company’s Chief Executive Officer in settlement of $54,000 accrued compensation, 588,235 shares issued to the Company’s Chief Financial Officer in settlement of $30,000 accrued compensation and 530,278 shares issued to the Company’s Chief Operating Officer upon his request in June to convert $25,000 principal  loan $1,514 accrued interests that was payable to him.  The Company reclassified $201,200 of the derivative liability to equity for the fair value of the embedded conversion option on the date of conversion

Cash

Through Equity Financing:

During the six months ended June 30, 2010, for gross proceeds of $787,939 the Company sold an aggregate of 8,495,924 shares of common stock and warrants to purchase additional 1,699,184 shares of common stock at an exercise price of $0.0636 to $0.2948.  The warrants have a term of three years.  The Company evaluated the transaction under ASC 815 and was not able to determine if the Company had sufficient authorized shares of common stock to settle the warrants.  Accordingly, on the date of closing the transaction the Company recorded the warrants as a derivative liability at their fair value of $97,100 and will be marked to market through earnings at the end of each reporting period.

During the six months ended June 30, 2010, the Company issued 1,640,945 shares of common stock for gross proceeds of $81,707 received through exercise 1,640,945 warrants. On the date of exercise, the Company reclassified to equity $157,200 of the derivative liability related to the fair value of the warrants.

In June, 2010, two investors received 843,649 shares of common stock through exercising 1,384,786 warrants that had a cashless exercise provision.  On the date of exercise, the Company rechassified to equity $103,700 of the derivative liability related to the fair value of the warrants.

Through Debt Financing:

During the six months ended June 30, 2010, the Company received gross proceeds of $175,000 through debt financing.  The Company issued each lender a convertible promissory note bearing interest rate of 10% per annum with a term of one year.  In connection with the placement, the Company also issued each lender a warrant to purchase aggregate 637,463 shares of common stock at exercise price of $0.0624 to $0.0720 per share.  The warrants have a term of five years. (See Note 9)

Services

In the first quarter of 2010, the Company issued an aggregate 1,175,000 shares of common stock to multiple employee and consultants per grant that was approved by the Company’s Board of directors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $58,650 of stock-based compensation in connection with this issuance.

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

During the six months ended June 30, 2010, the Company granted 2,100,000 of warrants to purchase common stock at a price of approximately $0.05 per share to employees for services provided. The warrants have a life of 5 years and were fully vested on the date of the grant. T he Company recorded a charge of approximately $72,300 for the fair value of the grant.

During the six months ended June 30, 2010, the Company granted 2,000,000 warrants to purchase common stock at a price of $0.05 per share to a consultant for services provided. The warrants had a life of 5 years and were fully vested on the date of the grant. The Company recorded a charge of approximately $69,600 for the fair value of the grant. Under ASC 815 "Derivatives and Hedging.” the Company was required to reclassify the warrant as a derivative liability and marked to market through earnings at the end of each reporting period.

In addition the Company recorded a charge of approximately $13,300 for the amortization of previously granted warrants for services.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES PAYABLE

During the six months ended June 30, 2010, the Company sold and issued convertible promissory notes in the aggregate principal amount of $175,000 bearing interest at 10% per annum and warrants to purchase additional 637,463 shares of common stock at an exercise price of $0.0624 to $0.072 per share.  The convertible notes mature in one year.  The holders of the notes are entitled to convert all or a portion of the convertible note plus any unpaid interest, at the note holders’ sole discretion, into shares of common stock at a conversion price of $0.052 to $0.06 per share.

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

On December 17, 2008, the Company sold and issued a convertible promissory note in the principal amount of $50,000 bearing interest at 10% per annum and warrants to purchase an additional 285,714 shares of common stock at an exercise price of $0.042 per share.  The convertible note matures on December 17, 2009.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.035 per share.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815.   Accordingly, the warrants and the embedded conversion option of the convertible note is recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note $50,000 was recorded net of a discount of $19,500.  The debt discount consisted of approximately $2,800 related to the fair value of the warrants and approximately $16,700 related to the fair value of the embedded conversion option.  The debt discount was being charged to interest expense ratably over the term of the convertible note.

On April 30, 2010, the Company received a request from the lender who made the December 17, 2008 loan to convert $50,000 principal and accrued interest of $7,084 into the Company’s common stock.  The Company issued 1,630,967 shares of common stock to the lender in connection with such conversion and accordingly on the date of conversion the Company reclassified $190,600 of the derivative liability for the fair value of the embedded conversion option to equity.

NOTE 10: RELATED PARTY TRANSACTIONS.

(a)
In March 2010, the Company issued to its Chief Executive Officer 1,058,824 shares of common stock in settlement of $54,000 accrued compensation and 588,235 shares to the Company’s Chief Financial Officer in settlement of $30,000 accrued compensation.

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

(f)
In June 30, 2010, the Company’s Chief Operating Officer requested to convert $25,000 he lent to the Company in October 2009 plus accrued interest $1,514 to the Company’s common stock.  The Company issued 530,278 shares of common stock to the designated party the Chief Operating Officer instructed.  In addition, the Chief Operating Officer also exercised 100,000 warrants that he received through the October 2009 loan, at the exercise price of $0.06 per share.  The Company issued 100,000 shares to the Chief Operating Officer and received $6,000 in connection with such warrant exercise.

(g)
On April 7, 2010, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer each made loans of $100,000 to the Company.  The loans accrue interest at the rate of 7% per annum.  In addition, the Company issued warrants to each officer to purchase 431,034 shares of common stock at an exercise price of $0.059 per share.  The loans are due and payable by or on October 7, 2010.  The interest accrued on the loans are to be paid on the 7th day of each month until the loans mature and paid off.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.059 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ” Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sales of the notes of $200,000 were recorded net of a discount of $101,600.  The debt discount consisted of $34,800 related to the fair value of the warrants and approximately $66,800 related to the fair value of the embedded conversion option.  The debt discount will be charged to interest expense ratably over the term of the convertible note.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Contingencies:
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

An investment banking firm engaged by the Company has advised the Company of its potential claim to be paid a success fee under its investment banking agreement with the Company, based on the alleged failure of the Company to comply with terms of the engagement agreement.  This investment banking firm did not refer to the Company any actual, or potential, investors pursuant to its engagement to raise equity capital for the Company. The Company believes that it fully complied with any requirements on its part under the terms of the engagement agreement.

Commitments:
On May 24, 2010, effective July 1, 2010, the Company entered into a two-year lease in Plainview, New York.  The facility is to serve as the Company’s production facilities.  Under the terms of the lease the Company paid a deposit of approximate $12,000.  The minimum monthly lease payments due under this lease are approximately $6,000 for the period July 1, 2010 through June 30, 2011 and approximately $10,470 for the period July 1, 2011 through June 30, 2012.

NOTE 12: SUBSEQUENT EVENTS.

(a)
On July 12, 2010, the Company issued 1,764,706 shares of common stock in settlement of $90,000 of accounts payable due to Hidell-Eyster Technical Services (“Hidell-Eyster”) with whom the Company signed a General Management Agreement with in March 2010.  Hidell-Eyster subsequently transferred all shares to their employees including 419,118 shares to Carroll S. Keim, President and Chief Executive Officer of Hidell-Eyster, who also serves as the Company’s President under the March 2010 agreement, and 419,117 shares to Henry R. Hidell, Founder and Chairman of Hidell-Eyster, who also serves as the Company’s Chief Operating Officer under the same agreement.

(b)
On July 12, 2010, the Company issued a total of 535,716 shares of common stock to its six Board directors each of which  received 89,286 shares.  The issuance is part of the annual compensation that was authorized by the Company’s Board of directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock,  payable quarterly, and  valued at the beginning of each quarter.

(c)
On July 30, 2010, the Company issued 634,345 shares of common stock for gross proceeds of $42,000 received through exercise 634,345 warrants. On the date of exercise, the Company reclassified to equity $37,600 of the derivative liability related to the fair value of the warrants.

(d)
On August 2, 2010, the Company issued 312,500 shares of common stock for gross proceeds of $12,000 received through exercise 312,500 warrants. On the date of exercise, the Company reclassified to equity $31,100 of the derivative liability related to the fair value of the warrants.

(e)
On August 3, 2010, for gross proceeds of $125,000 the Company sold an aggregate of 1,156,766 shares of common stock and warrants to purchase additional 231,353 shares of common stock at an exercise price of $0.13.  The warrants have a term of three years.  The Company evaluated the transaction under ASC 815 and was not able to determine if the Company had sufficient authorized shares of common stock to settle the warrants.  Accordingly, on the date of closing the transaction the Company recorded the warrants as a derivative liability at their fair value of $16,000 and will be marked to market through earnings at the end of each reporting period.

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

Results of Operations

Sales.  We recorded zero sales for the three month periods ended June 30, 2010 and 2009.

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

Cost of sales.  We recorded zero cost of sales for the three month periods ended June 30, 2010 and 2009.

Selling, general and administrative.  We incurred selling, general and administrative expenses for the three month periods ended June 30, 2010 of $579,943 compared to $870,058 for the same period in 2009, a $290,115 or 33% decrease.   The overall decrease was the combination of several factors.  We incurred a $78,226 in manufacturing overhead in the three month periods ended June 30, 2010 compared to $0 for the same period in 2009 during which time we did not have any activities related to manufacturing.  We did not incur/record any auditor fees for this quarter while we incurred $70,815 auditor fees in the same period of 2009.  The reason for such a drastic drop is partly because of the timing of the bills.  If we compare audit fees for the period of six months, the difference is $40,815, a much smaller amount.  General Insurance premium for three months ended June 30, 2010 was $20,431 compared to $9,659 for the same period in 2009, a $10,772 or 112% increase.  The increase was due to the coverage of an additional 15,000 square-feet production facility on a lease we signed in May 2010 and new coverage for inventory, raw materials and complete products.  We continue to increase spending in marketing related services.  We spent $170,381 for the three months ended June 30, 2010, compared to $50,526 spent in the same period of 2009, a $119,856 or 237.22% increase.  Since the beginning of 2010, we have launched several marketing programs and signed an agreement with a marketing consultant to devise and implement a comprehensive marketing program.  We continue to participate in important tradeshows which also contributes to the increase of marketing expenses.  We expect spending in marketing related expenses will continue to grow, inclusive of trade shows, advertising, organized public relations campaign, etc. if the funding allows.  Rent and rent related expense dropped $21,782 from $49,717 for the three months ended June 30, 2009 compared to $27,934 for the same period ended June 30, 2010, a 44% decrease.  In the 2nd quarter of 2009 we incurred $28,888 real estate taxes.  We did not incur such expense in the same period of 2010.   The director fees for the three months ended June 30, 2010 were $42,000 compared $2,000 for the same period in 2009, a $40,000 increase.  The salaries including deferred compensation increased $49,014 from $65,364 for the three months ended June 30, 2009 to $114,378 in the same period in 2010.  The salaries increase was due to the increase of staff and salary change from 2009 to 2010.  Stock based compensation dropped $510,857 or 99% from $518,042 for the three months ended June 30, 2009 to $7,167 for the same period in 2010.  The significant drop in this expense is due to the timing of when this expense was incurred.  The stock based compensation incurred for the six months ended June 30, 2010 was $504,084 compared to $582,004 for the same period in 2009, a $77,920 or 13% decrease, a less significant change than the three months comparison.

Research and development expense for the three month periods ended June 30, 2010 and 2009 was $52,850 and $5,802, respectively, an increase of $47,048 or 811%.  Since the beginning of 2010, we have spent considerable amount of funds on redesigning and modifying our FRWS unit from the prototype that was built and completed in July 2008, to be a standardized commercial unit.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the three month periods ended June 30, 2010 and 2009 was $34,377 and $5,970, respectively.  The $28,407 or 476% increase was primarily from i) accrued interest from the promissory notes that we issued to various vendors which include our Chief Executive Officer and Chief Financial Officer for a total of $523,624 accrued compensation that they agreed to defer until January 1, 2011 and ii) accrued interest on the $550,000 funds the Company received from October 2009 through January 2010 through debt financing which included $25,000 received from each of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.  Debt discount related interest expense for the three month periods ended June 30, 2010 and 2009 was $109,470 and $50,828 a $58,642 or 115% increase, respectively.  The increase of debt discount related interest expense is caused by the $550,000 funds received through debt financing, same as the non-debt discount related interest expense.

Changes in fair value of warrants and embedded conversion options for the three month periods ended June 30, 2010 and 2009 were $2,560,000 and $59,400, respectively. There are two main factors for the $2,500,600 or 4,210% increase.  The first factor is the fair value we recorded as the results of new issuance of warrants and the embedded conversion value in the convertible loans incurred in the 3rd quarter of 2009 and the first six months of 2010.The second factor is the fluctuation of the Company’s stock price.  The closing price per share for the Company’s common stock on June 30, 2010 and 2009 was $0.13 and $0.062, respectively, a 110% increase.  As the result, the fair value of the outstanding warrants and the embedded conversion value of all outstanding convertible promissory notes increased $2,312,300 in the three months ended June 30, 2010 compared in the same period of 2009.

Gain (loss) on settlement of debt for the three month periods ended June 30, 2010 and 2009 was $0 and $0.

Selling, general and administrative.  We incurred selling, general and administrative expenses for the six months ended June 30, 2010 of $1,514,198 compared to $1,294,798 for the same period in 2009, a $219,399 or 17% increase.   The overall increase was the combination of several factors with the same reasons discussed above in the three months period comparison.  We incurred $144,849 of manufacturing overhead expense in the six months ended June 30, 2010 compared to $0 for the same period in 2009 during which time we did not have any activities related to manufacturing.  We incurred $30,000 of auditor fees compared to $70,815 in the same period of 2009, a $40,518 decrease.  The decrease in audit fees were credited to a more experienced accounting and finance team resulting in less audit hours incurred. Legal fees for the six months ended June 30, 2010 was $26,655, compared to $102,035 in the same period of 2009, a $75,380 or 74% decrease.  General Insurance premium for six months ended June 30, 2010 was $42,399 compared to $23,756 for the same period in 2009, an $18,643 or 78% increase.  The increase was due to the coverage of an additional 15,000 square-feet production facility on a lease we signed in May 2010 and new coverage for inventory, raw materials and complete products.  We continue to increase spending in marketing related services.  We spent $266,179 for the six months ended June 30, 2010, compared to $116,870 spent in the same period of 2009, a $149,309 or 128% increase.  Since the beginning of 2010, we have launched several marketing programs which incurred substantial expenses.  We signed an agreement with a marketing consultant whom the Company pays $7,000 per month to devise and implement a comprehensive marketing program.  We expect spending in marketing related expenses will continue to grow, inclusive of trade shows, advertisings, organized public relations campaigns, etc., if the funding allows.  Rent and rent related expense dropped $14,762 from $64,822 for the six months ended June 30, 2009 compared to $50,060 for the same period ended June 30, 2010, a 23% decrease.  The director fees for the six months ended June 30, 2010 were $44,000 compared $4,000 for the same period in 2009, a $40,000 increase.   The salaries including deferred compensation increased $92,177 from $129,756 for the six months ended June 30, 2009 to $221,993 in the same period in 2010, a 71% increase.  The salaries increase was due to new hiring of staff in 2010 and salary changes from 2009 to 2010.  Stock based compensation dropped $77,920 or 13% from $582,004 for the six months ended June 30, 2009 to $504,804 for the same period in 2010.

Research and development expense for the six month periods ended June 30, 2010 and 2009 was $75,448 and $8,036, respectively, an increase of $67,412 or 839%.  Since the beginning of 2010, we have spent a considerable amount of funds on redesigning and modifying our FRWS unit from the prototype that was built and completed in July 2008, to be a standardized commercial unit.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the six month periods ended June 30, 2010 and 2009 was $91,958 and $16,252, respectively.  The $75,706 or 467% increase was primarily from i) accrued interest from the promissory notes that we issued to various vendors which include our Chief Executive Officer and Chief Financial Officer for a total of $523,624 accrued compensation that they agreed to defer until January 1, 2011 and ii) accrued interest on the $550,000 funds the Company received from October 2009 through January 2010 through debt financing which included $25,000 received from each of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.  Debt discount related interest expense for the six month periods ended June 30, 2010 and 2009 was $165,052 and $85,626 a $79,426 or 93% increase, respectively.  The increase of debt discount related interest expense is caused by the $550,000 funds received through debt financing and debt discount incurred in connection with the $100,000 loans we received from the Company’s Chief Executive Officer and Chief Financial Officer.

Changes in fair value of warrants and embedded conversion options for the six month periods ended June 30, 2010 and 2009 were $2,585,500 and $221,900, respectively. There are two main factors for the $2,363,600 or 1,065% increase.  The first factor is the fair value we recorded as the result of new issuances of warrants and the embedded conversion value in the convertible loans incurred in the 3rd quarter of 2009 and the first six months of 2010.   The second factor is the fluctuation of the Company’s stock price.  The closing price per share for the Company’s common stock on June 30, 2010 and 2009 was $0.13 and $0.062, respectively, a 110% increase thus causing the significant increase in the fair value of the outstanding warrants and the embedded conversion value of all outstanding convertible promissory notes in the six months ended June 30, 2010 compared to the same period in 2009.

Gain (loss) on settlement of debt for the six month periods ended June 30, 2010 and 2009 was $0 and $0.
For all the above-stated reasons, the net loss for the three month periods ended June 30, 2010 and 2009 was $(3,336,639) and $(998,386), respectively and for the six month periods ended June 30, 2010 and 2009 was $(4,432,155) and $(1,626,611), respectively.

Liquidity and Capital Resources

As of June 30, 2010, we maintained a cash balance of $249,728 as compared to $85,813 as of the same date in 2009.

Net cash used in operating activities for the six month periods ended June 30, 2010 and 2009 was $1,089,925 and $288,359, respectively.  The $801,566 increase was primarily from the manufacturing overhead incurred in 2010.  Since the beginning of 2010, we have started to manufacture two commercialized units.  We spent a considerable amount of cash on purchasing inventories, equipment and parts for production, compensation paid to the production team and various production related expenses.

Net cash used in investing activities for the six month periods ended June 30, 2010 and 2009 is $9,916 and $739, respectively.  The capital expenditures incurred in this period are for purchasing machines and tools for the production of our water purification system.

Net cash used by financing activities for the six month periods ended June 30, 2010 and 2009 is $1,242,146 and $345,500, respectively.  The breakdown is as follow: $787,939 and $345,500 through sales of our common stock; $81,707 and $0 through investors exercising warrants; $200,000 and $0 from officers and directors convertible loans; and $175,000 and $0 from convertible promissory notes.

At June 30, 2010, we had a working capital deficit of approximately $4,886,000.  Absent fluctuations due to market to market changes in our outstanding detachable warrants, options and embedded conversion option liabilities, we continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $36,629,196. These conditions raise substantial doubt about our ability to continue as a going concern.  Our plans with respect to these matters include restructuring existing debt and raising additional capital through future issuances of stock and/or debt.  We are seeking to raise an additional $3.5 million in the next four months to fund the following activities: the production of 45 commercialized PureSafe FRWS units; submitting two units for all necessary certifications; launching a marketing program for the PureSafe FRWS, establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.  Provided we obtain such financing, we believe that there will be revenue recognition by the third quarter of 2010.

We project that we will complete two PureSafe FRWS standardized commercial units in the beginning of third quarter of 2010.  We have started the process to have these two units be certified by Water Quality Association and UL.  We have embarked a comprehensive marketing plan which include a series of trade shows, design a complete set of marketing materials.  We hired experts in different areas to help us in Marketing and Sales.  We expect to recognize the first sales of the PureSafe FRWS by the third quarter of 2010.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from the sale of PureSafe FRWS units.  The extent of these initiatives will be contingent upon the amount of capital raised.

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

Stock-Based Compensation

We report stock-based compensation under ASC 718.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An investment banking firm engaged by us has advised our management team of its potential claim to be paid a success fee under its investment banking agreement with us, based on the alleged failure of us to comply with terms of the engagement agreement.  This investment banking firm did not refer to us any actual, or potential, investors pursuant to its engagement to raise equity capital for us. We believe that we fully complied with any requirements on our part under the terms of the engagement agreement.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended June 30, 2010.

Date	Title and Amount(1)	Purchaser	Principal	Total Offering Price/ Underwriter Underwriting Discounts

February 1, 2010	2,000,000 shares of common stock issued as executive compensation.	Chief Executive Officer	NA	$0.057 per share/NA
February 1, 2010	Five-year Warrants to purchase 50,000 shares of common stock at an exercise price of $0.051 per share issued as employee compensation.	Corporate employee	NA	$-0-/NA
February 1, 2010	Five-year Warrants to purchase 50,000 shares of common stock at an exercise price of $0.051 per share issued as employee compensation.	Corporate employee	NA	$-0-/NA
February 1, 2010	Five-year Warrants to purchase 50,000 shares of common stock at an exercise price of $0.051 per share issued as employee compensation.	Corporate employee	NA	$-0-/NA
February 1, 2010	Five-year Warrants to purchase 25,000 shares of common stock at an exercise price of $0.051 per share issued as employee compensation.	Corporate employee	NA	$-0-/NA
February9, 2010	2,000,000 shares of common stock issued as executive compensation.	Chief Financial Officer	NA	$0.057 per share/NA
February 26, 2010	500,000 shares of common stock issued as executive compensation.	Corporate officer	NA	$0.051 per share/NA
February 26, 2010	500,000 shares of common stock issued as executive compensation.	Corporate employee	NA	$0.051 per share/NA
February 26, 2010	50,000 shares of common stock issued as employee compensation.	Corporate employee	NA	$0.051 per share/NA
February 26, 2010	50,000 shares of common stock issued as employee compensation.	Corporate employee	NA	$0.051 per share/NA
February 26, 2010	50,000 shares of common stock issued as employee compensation.	Corporate employee	NA	$0.051 per share/NA
February 26, 2010	588,235 shares of common stock issued in settlement of $30,000 debt.	Chief Financial Officer	NA	$0.051 per share/NA
February 26, 2010	1,058,824 shares of common stock issued in settlement of $54,000 debt.	Chief Executive Officer	NA	$0.051 per share/NA
February 26, 2010	500,000 shares of common stock issued in settlement of $25,500 debt.	Corporate officer.	NA	$0.051 per share/NA
February 26, 2010	457,549 shares of common stock issued in settlement of $23,335 debt.	Corporate employee	NA	$0.051 per share/NA
March 2, 2010	1,741,464 shares of common stock issued in settlement of $95,780 debt.	Consultant	NA	$0.055/NA

March 5, 2010	25,000 shares of common stock issued as employee compensation.	Corporate employee	NA	$0.051/NA
March 5, 2010	600,000 shares of common stock issued as executive compensation.	Chief Financial Officer	NA	$0.051 per share/NA
March 8, 2010	Five-year Warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.052 per share issued as executive compensation.	Chief Executive Officer	NA	$-0-/NA
March 8, 2010	Five-year Warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.052 per share issued as executive compensation.	Corporate officer	NA	$-0-/NA
March 18, 2010	600,000 shares of common stock issued as executive compensation.	Chief Executive Officer	NA	$0.051 per share/NA

March 22, 2010	943,396 shares of common stock and three year warrants to purchase 188,679 shares of common stock issued in 2010 private placement.	Private investor.	NA	$0.053/NA
March 22, 2010	943,396 shares of common stock and three year warrants to purchase 188,679 shares of common stock issued in 2010 private placement.	Private investor.	NA	$.053/NA
April 7, 2010	Five-year Warrants to purchase 431,034 shares of common stock at an exercise price of $0.052 per share issued in connection with a loan.	Chief Executive Officer	NA	$-0-/NA
April 7, 2010	Five-year Warrants to purchase 431,034 shares of common stock at an exercise price of $0.052 per share issued in connection with a loan.	Chief Financial Officer	NA	$-0-/NA
April 16, 2010	1,675,042 shares of common stock and three year warrants to purchase 335,008 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.0597/NA
April 26, 2010	433,276 shares of common stock and three year warrants to purchase 86,655 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.0577/NA
May 4, 2010	793,651 shares of common stock and three year warrants to purchase 158,730 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.0630/NA

May 4, 2010	471,698 shares of common stock and three year warrants to purchase 94,340 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.0530/NA
May 19, 2010	236,920 shares of common stock and three year warrants to purchase 47,384 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.1013/NA
May 19, 2010	246,792 shares of common stock and three year warrants to purchase 49,358 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.1013/NA
May 19, 2010	256,663 shares of common stock and three year warrants to purchase 51,333 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.1013/NA
May 19, 2010	651,890 shares of common stock and three year warrants to purchase 130,378 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.0767/NA
May 26, 2010	197,941 shares of common stock and three year warrants to purchase 39,588 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.1516/NA
May 26, 2010	128,922 shares of common stock and three year warrants to purchase 25,785 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.2327/NA
May 28, 2010	109,027 shares of common stock and three year warrants to purchase 21,805 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.2293/NA
May 28, 2010	1,580,967 shares of common stock issued in connection with loan conversion.	Private investor	NA	$0.0350/NA

June 1, 2010	107,619 shares of common stock and three year warrants to purchase 21,524 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.2323/NA
June 4, 2010	125,628 shares of common stock and three year warrants to purchase 25,126 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.1990/NA

June 7, 2010	50,000 shares of common stock issued in connection with loan conversion.	Private investor	NA	$0.0350/NA
June 7, 2010	50,000 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0580/NA
June 7, 2010	250,000 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0410/NA
June 7, 2010	50,000 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0510/NA
June 8, 2010	530,278 shares of common stock issued through conversion of loan	Chief Operating Officer	NA	$0.0500/NA
June 9, 2010	100,000 shares of common stock issued through exercise of warrants	Chief Operating Officer	NA	$0.0600/NA
June 14, 2010	291,262 shares of common stock issued in connection with loan conversion.	Private investor	NA	$0.0412/NA
June 14, 2010	291,262 shares of common stock issued in connection with loan conversion.	Private investor	NA	$0.0412/NA
June 14, 2010	273,973 shares of common stock issued in connection with loan conversion.	Private investor	NA	$0.0876/NA
June 14, 2010	334,448 shares of common stock issued in connection with loan conversion.	Private investor	NA	$0.0359/NA
June 15, 2010	632,911 shares of common stock and three year warrants to purchase 126,582 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.1580/NA
June 16, 2010	168,730 shares of common stock issued through exercise of warrants with cashless option	Private investor	NA	$0.24566/NA
June 16, 2010	674,919 shares of common stock issued through exercise of warrants with cashless option	Private investor	NA	$0.24566/NA
June 17, 2010	291262 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0412/NA
June 17, 2010	108,230 shares of common stock and three year warrants to purchase 21,646 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.24566/NA
June 17, 2010	432,922 shares of common stock and three year warrants to purchase 86,584 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.24566/NA

(1) The issuances to executives, employees, lenders, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Rule 701 promulgated by the SEC under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2010	PureSafe Water Systems, Inc.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)