Form 10-Q
period 2010-09-30
PureSafe Water Systems, Inc.
filed 2010-11-19
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2010, 309,958,934 shares of common stock of the issuer were outstanding.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$57,598	$107,424
Inventories	337,172	97,115
Prepaid expenses and other current assets	85,666	120,083
Total Current Assets	480,436	324,622

Property and equipment, net of accumulated depreciation of $55,142 and $33,356, respectively	186,951	115,551
Patents and trademarks, net of accumulated amortization of $28,082 and $23,504, respectively	64,402	68,980
Other assets	37,280	20,500
TOTAL ASSETS	$769,069	$529,653

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$764,574	$656,242
Accrued compensation	141,833	84,000
Accrued consulting and director fees	144,000	140,000
Convertible notes payable to officer and director (including accrued interest of $60,311 and $14,685 and net of debt discount of $3,908 and $14,706, respectively)	643,403	99,979
Convertible promissory note (including accrued interest of $38,924 and $9,194 and net of debt discount of $34,134 and $104,214, respectively)	479,790	279,980
Promissory notes payable (including accrued interest of $153,299 and $127,221, respectively)	311,520	285,443
Fair value of detachable warrants and options	1,084,200	286,100
Fair value of embedded conversion options	1,087,100	197,900
Accrued dividends payable	190,328	190,328
Total Current Liabilities	4,846,748	2,219,972

Long Term Liabilities:
Notes Payable	28,208	236,624
Notes payable to officers and directors	--	287,000
Total Long Term Liabilities	28,208	523,624
TOTAL LIABILITIES	4,874,956	2,743,596

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,673,475 and $2,592,250 as of September 30, 2010 and December 31, 2009, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 304,077,129 shares issued and 304,072,729 shares outstanding at September 30, 2010; 272,162,945 shares issued and 272,158,545 outstanding at December 31, 2009	304,076	272,162
Additional paid-in capital	33,035,987	30,086,795
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $48,250 and $33,076, respectively)	(385,450)	(370,276)
Accumulated deficit (including $22,518,320 and $17,665,444 of deficit accumulated during development stage at September 30, 2010 and December 31, 2009, respectively)	(37,054,916)	(32,197,040)
Total Stockholders’ Deficiency	(4,105,887)	(2,213,943)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$769, 069	$529,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Condensed Statements of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,		January 1, 2002 To September 30,
	2010		2009		2010	2009	2010
Sales		$--		$--	$--	$--	$471,290
Costs and expenses (income):
Cost of Sales		--		--			575,680
Selling, general and administrative, including stock-based compensation of $155,267 and $16,942 for the three months and $654,351 and $598,946 for the nine months ended September 30, 2010 and 2009, respectively and $3,790,058 for the period January 1, 2002 to September 30, 2010		790,238		252,000	2,304,436	1,546,798	13,126,003
Non-dilution agreement termination costs		--		--	--	--	2,462,453
Research and development		5,394		15,107	80,842	23,143	966,529
Interest expense - including interest expense to a related party of $14,151 and $1,250 for the three months and $37,779 and $9,583 for the nine months ended September 30, 2010 and 2009, respectively, and $258,544 for the period Jan 1, 2002 to September 30, 2010		135,488		9,734	392,498	111,611	2,053,810
Financing costs - extension of warrants		--		--	--	--	74,700
Interest expense - conversion provision		--		--	--	--	113,000
(Gain) loss on settlement of debt		--		--	--	--	2,027,186
Change in fair value of detachable warrants and, embedded conversion option		(505,400)		(153,600)	2,080,100	68,300	1,595,249
Total costs and expenses		425,720		123,241	4,857,876	1,749,852	22,994, 610
Net (loss)		(425,720)		(123,241)	(4,857,876)	(1,749,852)	(22,523,320)
Deemed dividend on preferred stock		--		--	--	--	(2,072,296)
Preferred stock dividends		(27,075)		(27,075)	(81,225)	(81,225)	(915,648)

Net loss attributable to common stockholders		$(452,795)		$(150,316)	$(4,939,101)	$(1,831,077)	$(25,511,264)
Net loss attributable to common stockholders per common share -
Basic and diluted Net loss attributable to common stockholders per common share (* less than a penny a share)	$	*	$	*	$(0.02)	$(0.01)
Weighted average number of shares outstanding		301,874,648		249,941,712	289,782,805	250,126,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Statement of Stockholders’ Deficiency

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock at	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Cost	Receivable	Deficit	Deficiency

Balance at December 31, 2009	184,144	$184	272,162,945	272,162	$30,086,795	$(5,768)	$(370,276)	$(32,197,040)	$(2,213,943)

Proceeds from sale of common stock and warrants:
$0.0530 per share – January 29, 2010	--	--	1,886,792	1,887	98,113	--	--	--	100,000
$0.0530 per share – April 5, 2010	--	--	471,698	472	24,528				25,000
$0.0597 per share – April 15, 2010	--	--	1,675,042	1,675	98,325				100,000
$0.0577 per share – April 20, 2010	--	--	433,276	433	24,567				25,000
$0.0630 per share – April 30, 2010	--	--	793,651	794	49,206				50,000
$0.0767 per share – May 13, 2020	--	--	651,890	652	49,348				50,000
$0.1013 per share – May 14, 2010	--	--	740,375	740	74,260				75,000
$0.1263 per share – May 17, 2010	--	--	197,941	198	24,802				25,000
$0.2327 per share – May 26, 2010	--	--	128,922	129	29,871				30,000
$0.2293 per share – May 27, 2010	--	--	109,027	109	24,891				25,000
$0.2323 per share – June 3, 2010	--	--	107,619	108	24,892				25,000
$0.1990 per share – June 4, 2010	--	--	125,628	126	24,874				25,000
$0.1580 per share – June 15, 2010	--	--	632,911	633	99,367				100,000
$0.24566 per share – June 17, 2010	--	--	432,922	433	105,918				106,351
$0.24566 per share – June 17, 2010	--	--	108,230	108	26,480				26,588
$0.1083 per share – July 29, 2010	--	--	230,840	231	24,769				25,000
$0.1080 per share – July 30, 2010	--	--	925,926	926	99,074				100,000
$0.0987 per share – August 13, 2010	--	--	506,586	506	49,494				50,000
$0.0887 per share – August 24, 2010	--	--	1,127,395	1,127	98,873				100,000
$0.0990 per share – August 27, 2010	--	--	252,525	253	24,747				25,000
$0.1133 per share – September 7, 2010	--	--	220,653	221	24,779				25,000
$0.1183 per share – September 8, 2010	--	--	211,327	211	24,789				25,000

Common stock issued for accrued compensation and settlement of debt:
$0.0510 per share – February 1, 2010	--	--	2,604,608	2,605	130,230	--	--	--	132,835
$0.055 per share – February 19, 2010	--	--	1,741,464	1,741	94,039				95,780
$0.0500 per share – June 2, 2010	--	--	530,278	530	25,984				26,514
$0.0350 per share – May 28, 2010	--	--	1,580,967	1,581	53,753				55,334
$0.0350 per share – June 7, 2010	--	--	50,000	50	1,700				1,750
$0.80510 per share – July 1, 2010	--	--	1,764,706	1,765	88,235				90,000

Common stock issued for services
$0.051 per share – February 1, 2010	--	--	2,375,000	2,375	117,475	--	--	--	119,850
$0.057 per share – February 1, 2010	--	--	2,000,000	2,000	112,000	--	--	--	114,000
$0.057 per share – February 9, 2010	--	--	2,000,000	2,000	112,000	--	--	--	114,000
$0.1188 per share – July 12, 2010	--	--	535,716	536	74,464				75,000

Common stock issued for the exercise of warrants
$0.24566 per share – June 17, 2010 (cashless)	--	--	843,649	843	(843)				--
$0.0600 per share – June 2, 2010	--	--	100,000	100	5,900				6,000
$0.0580 per share – June 4, 2010	--	--	50,000	50	2,850				2,900
$0.0410 per share – June 4, 2010	--	--	250,000	250	10,000				10,250
$0.0510 per share – June 4, 2010	--	--	50,000	50	2,500				2,550
$0.0412 per share – June 9, 2010	--	--	291,262	291	11,709				12,000
$0.0876 per share – June 9, 2010	--	--	273,973	274	23,726				24,000
$0.0359 per share – June 9, 2010	--	--	334,448	334	11,672				12,006
$0.0412 per share – June 15, 2010	--	--	291,262	291	11,709				12,000
$0.0384 per share – July 26, 2010	--	--	312,500	312	11,688				12,000
$0.0532 per share – July 30, 2010	--	--	451,129	451	23,549				24,000
$0.1300 per share – July 30, 2010	--	--	92,308	92	11,908				12,000
$0.0660 per share – July 30, 2010	--	--	90,908	91	5,909				6,000
$0.1184 per share – August 13, 2010	--	--	101,318	102	11,895				11,997
$0.0864 per share – August 13, 2010	--	--	55,557	56	4,744				4,800
$0.042 per share – August 13, 2010	--	--	571,428	572	23,428				24,000
$0.0716 per share – August 13, 2010	--	--	13,966	14	986				1,000
$0.0428 per share – August 19, 2010	--	--	280,374	280	11,720				12,000
$0.0396 per share – August 19, 2010	--	--	151,515	152	5,848				6,000
$0.0576 per share – August 19, 2010	--	--	104,167	104	5,896				6,000
$0.1188 per share – August 27, 2010	--	--	50,505	50	5,950				6,000

Accrued interest	--	--	--	--	--	--	(15,174)	--	(15,174)
Reclassification of warrants/Conversion to derivative liability, net	--	--	--	--	579,100	--	--	--	579,100

Amortization of detachable warrants for employees and non-employees					231,501				231,501

Net loss	--	--	--	--	--	--		(4,857,876)	(4,857,876)
Balance as of September 30, 2010	184,144	184	304,077,129	304,076	$33,035,987	$(5,768)	$(385,450)	$(37,054,916)	$(4,105,887)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		For the Period From January 1, 2002 through September 30, 2010
Cash Flows from Operating Activities:	2010	2009
Net loss	$(4,857,876)	$(1,749,852)	$(22,523,320)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on Sale of Property and Equipment	--	8,177	8,177
Depreciation and amortization	21,786	17,319	61,685
Amortization of patents and trademarks	4,578	4,096	26,700
Interest expense - amortization of deferred financing	--	--	22,530
Stock based compensation	654,351	598,946	4,043,359
Interest expense - conversion provision	--	--	113,000
Interest receivable	(15,174)	(15,104)	(48,250)
Accretion of debt discount	267,178	90,501	954,999
Change in fair value of detachable warrants and embedded conversion option	2,080,100	68,300	1,595,249
(Gain)/loss on settlement of debt	--	--	2,027,187
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	34,416	15,639	(35,423)
Inventories	(240,058)	--	(337,173)
Other assets	(16,780)	--	(27,861)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	362,189	495,828	2,863,909
Net Cash Used in Operating Activities	(1,705,290)	(466,150)	(8,537,029)

Cash Flows from Investing Activities:
Purchase of property and equipment	(63,253)		(231,230)
Patent costs	--	(12,558)	(66,429)
Proceeds from sale of property & equipment	--	4,350	4,350
Net Cash Used in Investing Activities	(63,253)	(8,208)	(293,309)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	1,137,939	515,500	5,538,999
Proceeds from exercise of warrants	207,502	--	216,852
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	175,000	--	1,350,000
Proceeds from officers and directors convertible loans	200,000	--	550,000
Repayment of notes payable	(1,724)	--	(276,723)
Net Cash Provided by Financing Activities	1,718,717	515,500	8,852,425

Net (decrease) increase in cash	(49,826)	41,142	22,087

Cash at beginning of period	107,424	29,411	35,511

Cash at end of period	57,598	70,553	57,598

Supplemental Disclosure of Cash Flo w Information:
Cash paid during the year for interest	7,987	1,088	379,530

Non-Cash Investing Activities:
Notes Receivable for common stock issued	--	--	337,200
Purchase of Equipment through long term financing	29,932	--	29,932

Non-Cash Financing Activities:
Accrued compensation satisfied by issuance of common stock	174,000	--	229,250
Common stock issued in satisfaction of liabilities	228,213	236,672	7,576,506
	--
Reclassification of derivative liabilities	579,100	142,100	1,098,167
Conversion of current liabilities to notes payable	--	523,624	523,624
Cancellation of debt for no consideration	--	--	1,327,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS.

PureSafe Water Systems, Inc.  (the "Company")  is a Delaware corporation whose vision is to provide a branded line of emergency and disaster relief products designed to provide First Responder emergency Personnel with the most advanced survival and life sustaining equipment which can efficiently be deployed to disaster sites.  These products are designed to 1) provide immediate protection for the first responder to enhance job performance, 2) provide the event impacted population with life saving services such as safe drinking water, decontamination systems and emergency sanitization systems and 3) provide equipment manufactured to specifications which permit long term equipment deployment to disaster sites. The Company's corporate headquarters is located in Plainview, New York.

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

The operating results for the nine months period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 13, 2010.

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

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has an accumulated deficit since its inception of approximately $37,055,000 and $32,197,000 as of September 30, 2010 and December 31, 2009, respectively, and has a working capital deficiency of approximately $4,366,000 and $1,895,000 as of September 30, 2010 and December 31, 2009, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $3.5 million in the next four months to fund the following activities: the production of 10 commercialized PureSafe FRWS units; submitting one commercialized unit for all necessary certifications; launching a marketing program for the PureSafe FRWS, establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.

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

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS.

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of September 30, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 776,839 warrants exercisable at $0.001 issued by the Company. These warrants have been included in computing the basic net loss per share for the three and nine months period ended September 30, 2010.

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the three months ended September 30, 2010 and 2009 were as follows:

	September 30,
	2010	2009
Warrants	29,989,389	37,071,573
Convertible promissory notes	14,785,636	4,218,053
Convertible preferred stock	1,545,760	1,545,760
Totals	46,320,785	42,835,386

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

Liabilities measured at fair value on a recurring basis at September 30, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Embedded conversion feature	$-	$-	$1,087,100	$1,087,100
Warrant and option liability	$-	$-	$1,084,200	$1,084,200
	$-	$-	$2,171,300	$2,171,300

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2010.

	Embedded Conversion Feature	Warrant Liability	Total
Balance January 1, 2010	$197,900	$286,100	$484,000
Included in income (expense)	962,700	1,117,400	2,080,100
Included in debt discount	127,700	58,600	186,300
Reclassification to stockholder's equity	(201,200)	(377,900)	(579,100)
Transfers in and /or out of Level 3	-	-	-
Balance September 30, 2010	$1,087,100	$1,084,200	$2,171,300

NOTE 7: PROPERTY AND EQUIPMENT

In February, 2010, the Company acquired a vehicle for business use.  Cost of the vehicle is approximately $30,000 and the Company financed the entire cost.  The financing term is approximately $500 per month for sixty month based on an annual interest rate of 9%.

NOTE 8: STOCKHOLDERS' DEFICIENCY.

Debt

During the nine months ended September 30, 2010, the Company issued 8,272,023 shares of Common Stock in settlement of $402,213 of debt which include 1,058,824 shares issued to the Company’s Chief Executive Officer in settlement of $54,000 accrued compensation, 588,235 shares issued to the Company’s Chief Financial Officer in settlement of $30,000 accrued compensation and 530,278 shares issued to the Company’s Chief Operating Officer upon his request in June to convert a $25,000 principal  loan and $1,514 accrued interests that was payable to him and the Company also issued 1,764,706 shares to a consulting firm in settlement of $90,000 of accrued compensation.  The Company’s Chief Operating Officer has 95% ownership of the consulting firm.
Cash

Through Equity Financing:

During the nine months ended September 30, 2010, for gross proceeds of $1,137,939 the Company sold an aggregate of 11,971,176 shares of common stock and warrants to purchase additional 2,394,235 shares of common stock at an exercise price of $0.0636 to $0.2948.  The warrants have a term of three years.  The Company evaluated the transaction under ASC 815 and was not able to determine if the Company had sufficient authorized shares of common stock to settle the warrants.  Accordingly, on the date of closing the transaction the Company recorded the warrants as a derivative liability at their fair value of $134,300 and will be marked to market through earnings at the end of each reporting period.

During the nine months ended September 30, 2010, the Company issued 3,916,620 shares of common stock for gross proceeds of $207,503 received through the exercise of 3,916,620 warrants. On the date of exercise, the Company reclassified to equity $305,000 of the derivative liability related to the fair value of the warrants.

In June, 2010, two investors received 843,649 shares of common stock through exercising 1,384,786 warrants that had a cashless exercise provision.  On the date of exercise, the Company reclassified to equity $103,700 of the derivative liability related to the fair value of the warrants.

Through Debt Financing:

During the nine months ended September 30, 2010, the Company received gross proceeds of $175,000 through debt financing.  The Company issued each lender a convertible promissory note bearing interest rate of 10% per annum with a term of one year.  In connection with the placement, the Company also issued each lender a warrant to purchase aggregate 637,463 shares of common stock at exercise price of $0.0624 to $0.0720 per share.  The warrants have a term of five years. (See Note 9)

Services

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

In February 2010, the Company issued 2,000,000 shares to the Company’s Chief Executive Officer.  The issuance is part of the grant the Company awarded to the officer in April 2009 in which the Chief Executive Officer has the right to receive a total of 4,000,000 shares of common stock of which 2,000,000 shares were issued in April 2009 and the remaining 2,000,000 shares were to be issued on January 1, 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  The Company incurred stock-based compensation of $114,000 in connection with February 2010 issuance.

In February 2010, the Company issued 2,000,000 shares to the Company’s Chief Financial Officer.  The issuance is part of the grant the Company awarded to the officer in April 2009 in which the Chief Financial Officer has the right to receive a total of 4,000,000 shares of common stock of which 2,000,000 shares were issued in April 2009 and the remaining 2,000,000 shares were to be issued in January 1, 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully exercisable as of its grant date and has an exercise price of $0.041 per share.  The Company incurred stock-based compensation of $114,000 in connection with February 2010 issuance.

In July, 2010, the Company issued a total of 535,716 shares of common stock to its six directors each of which  received 89,286 shares for their third quarter of 2010 compensation.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $75,000 in connection with the July issuance.

In August 2010, Board of Directors cancelled three million warrants granted to a consultant in connection with consulting agreement signed in December 2007 due to non-performance.  The cancellation was approved by Board of Directors on April 30, 2010.  The Company reclassified $173,100 of derivative liability to equity relating to such agreement.

During the nine months ended September 30, 2010, the Company granted 2,100,000 of warrants to purchase common stock at a price of approximately $0.05 per share to employees for services provided. The warrants have a life of 5 years and were fully vested on the date of the grant. The Company recorded a charge of approximately $72,300 for the fair value of the grant.

During the nine months ended September 30, 2010, the Company granted 2,000,000 warrants to purchase common stock at a price of $0.05 per share to a consultant for services provided. The warrants had a life of 5 years and were fully vested on the date of the grant. The Company recorded a charge of approximately $69,600 for the fair value of the grant. Under ASC 815 "Derivatives and Hedging.” the Company was required to reclassify the warrant as a derivative liability and marked to market through earnings at the end of each reporting period.

In addition the Company recorded a charge of approximately $20,467 for the amortization of previously granted warrants for services.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES PAYABLE

During the nine months ended September 30, 2010, the Company sold and issued convertible promissory notes in the aggregate principal amount of $175,000 bearing interest at 10% per annum and warrants to purchase an additional 637,463 shares of common stock at an exercise price of $0.0624 to $0.072 per share.  The convertible notes mature in one year.  The holders of the notes are entitled to convert all or a portion of the convertible note plus any unpaid interest, at the note holders’ sole discretion, into shares of common stock at a conversion price of $0.052 to $0.06 per share.

The Company accounted for the issuance of these convertible promissory notes in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the notes of $175,000 were recorded net of a discount of $84,700.  The debt discount consisted of approximately $23,800 related to the fair value of the warrants and approximately $60,900 related to the fair value of the embedded conversion option.  The debt discount was being charged to interest expense ratably over the term of the convertible notes.

On December 17, 2008, the Company sold and issued a convertible promissory note in the principal amount of $50,000 bearing interest at 10% per annum and warrants to purchase an additional 285,714 shares of common stock at an exercise price of $0.042 per share.  The convertible note matured on December 17, 2009.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.035 per share.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815.   Accordingly, the warrants and the embedded conversion option of the convertible note is recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $19,500.  The debt discount consisted of approximately $2,800 related to the fair value of the warrants and approximately $16,700 related to the fair value of the embedded conversion option.  The debt discount was being charged to interest expense ratably over the term of the convertible note.

On April 30, 2010, the Company received a request from the lender who made the December 17, 2008 loan to convert $50,000 of principal and accrued interest of $7,084 into the Company’s common stock.  The Company issued 1,630,967 shares of common stock to the lender in connection with such conversion and accordingly on the date of conversion the Company reclassified $190,600 of the derivative liability for the fair value of the embedded conversion option to equity.

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

(f)
In June 30, 2010, the Company’s Chief Operating Officer requested to convert $25,000 he lent to the Company in October 2009 plus accrued interest $1,514 to the Company’s common stock. The Company issued 530,278 shares of common stock to the designated party the Chief Operating Officer instructed.  In addition, the Chief Operating Officer also exercised 100,000 warrants that he received through the October 2009 loan, at the exercise price of $0.06 per share.  The Company issued 100,000 shares to the Chief Operating Officer and received $6,000 in connection with such warrant exercise. The Company reclassified $10,600 of the derivative liability to equity for the fair value of the embedded conversion option on the date of conversion.

(g)
On April 7, 2010, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer each made loans of $100,000 to the Company.  The loans accrue interest at the rate of 7% per annum.  In addition, the Company issued warrants to each officer to purchase 431,034 shares of common stock at an exercise price of $0.059 per share.  The loans are due and payable by or on October 7, 2010.  The interest accrued on the loans is to be paid on the 7th day of each month until the loans mature and paid off.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.059 per share, which was the closing market price of the common stock as of the closing date of the loans.

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

(h)
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

Commitments:
On May 24, 2010, effective July 1, 2010, the Company entered into a two-year lease in Plainview, New York.  The facility is to serve as the Company’s production facilities.  Under the terms of the lease the Company paid a deposit of approximate $12,000.  The minimum monthly lease payments due under this lease are approximately $6,000 for the period July 1, 2010 through June 30, 2011 and approximately $10,700 for the period July 1, 2011 through June 30, 2012.

NOTE 12: SUBSEQUENT EVENTS.

(a)
On October 7, 2010, the Company issued a total of 681,816 shares of common stock to its six directors each of which received 113,636 shares for their 4th quarter of 2010 compensation.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees of $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter.  The Company recorded $75,000 stock based compensation in connection with such issuance.

(b)
From October 1, 2010 through November 16, 2010, for gross proceeds of $125,000 the Company sold an aggregate of 1,201,084 shares of common stock and warrants to purchase additional 240,217 shares of common stock at an exercise price of $0.12 to $0.1272.  The warrants have a term of three years.  The Company evaluated the transaction under ASC 815 and was not able to determine if the Company had sufficient authorized shares of common stock to settle the warrants.  Accordingly, on the date of closing the transaction the Company recorded the warrants as a derivative liability at their fair value of $16,100 and will be marked to market through earnings at the end of each reporting period.

(c)
From October 1, 2010 through November 16, 2010, the Company issued 2,123,010 shares of common stock for gross proceeds of $151,195 received through exercise of 2,123,010 warrants. On the date of exercise, the Company reclassified to equity $116,400 of the derivative liability related to the fair value of the warrants.

(d)
On October 4, 2010, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer each made loans of $100,000 to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued warrants to each officer to purchase 200,000 shares of common stock at an exercise price of $0.10 per share.  The loans are due and payable by or on November 17, 2010.  The interest accrued on the loans is to be paid on November 17, 2010 or the last day of each month until the loans are paid off.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.10 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sales of the notes of $200,000 were recorded net of a discount of $158,200.  The debt discount consisted of $70,000 related to the fair value of the warrants and approximately $88,200 related to the fair value of the embedded conversion option.  The debt discount will be charged to interest expense ratably over the term of the convertible note.

(e)
On October 4, 2010, the Company issued 150,000 shares to the Company’s counsel/advisor to the Board of Directors for his services.  The Company recorded $14,400 stock-based compensation for such issuance.

(f)
On October 19, 2010, the Company issued 670,802 shares to each of the Company’s Chief Executive Officer and Chief Financial Officer. The issuance was approved by the Board of Directors on August 5, 2010 for their efforts in raising capital.  The Company recorded $128,794 stock-based compensation for such issuance.

(g)
On October 1, 2010, the Company issued 388,691 shares to an investor upon his request to convert a $25,000 principal amount loan and $2,208 accrued interest that was payable to him.  The Company reclassified $22,300 of the derivative liability to equity for the fair value of the embedded conversion option on the date of conversion and expensed the remaining $542 debt discount to interest.

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

Results of Operations (Three months periods analysis)

Sales.  We recorded zero sales for the three month periods ended September 30, 2010 and 2009.

Until the fourth quarter of 2001, we were engaged in the manufacture and marketing of water coolers and water purification and filtration products.  In the fourth quarter of 2001, such business was sold so that we could concentrate on the further development, manufacturing and marketing of a line of water purification systems.  In 2007, new management made a strategic decision that the existing water filtration system had not produced any significant sales.  New management further recognized that the existing unit required significantly more engineering.  In 2007, we signed a contract with Bircon Ltd., an Israeli-based engineering consulting company, to design our new “PureSafe First Response Water System” (the “PureSafe FRWS”) line of water decontamination systems.  In September 2009, we set up PureSafe Manufacturing & Research Corporation, a Delaware corporation that is wholly owned subsidiary of PureSafe Water Systems, Inc., to handle the production and research.  We believe the PureSafe FRWS product will result in our first significant sales since 2001.  We currently expect to recognize the first sales of the PureSafe product in the fourth quarter of 2010.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from sales of the PureSafe FRWS product.

Cost of sales.  We recorded zero cost of sales for the three month periods ended September 30, 2010 and 2009.

Selling, general and administrative.  Selling, general and administrative expenses for the three month period ended September 30, 2010 was $790,238 compared to $252,000 for the same period in 2009, a $538,238 or 214% increase.   The overall increase was the combination of several factors. The $130,716 in manufacturing overhead expenses in the three month period ended September 30, 2010 was due to the fact that we started production on our first two commercialized units in the beginning of 2010, compared to $0 for the same period in 2009 during which time we did not have any activities related to manufacturing.    As business activities increased significantly in 2010, we incurred $41,019 in legal fees in the three month period ended September 30, 2010 compared with $26,174 in the same period in 2009, a $14,845 or 57% increase.  Office expenses increased by $7,940 for the three month period ended September 30, 2010 to $20,490 when compared with $12,550 in the same period for 2009.  The cause of the increase is, again, due to the increased business activities.  Marketing related expenses in the three month period ended September 30, 2010 were $167,823 compared to $59,769 in the same period of 2009, a $108,054 or 181% increase.  Since the beginning of 2010, we have launched several marketing programs and signed an agreement with a marketing consultant to devise and implement a comprehensive marketing program.  We continue to participate in important tradeshows which also contributes to the increase of marketing expenses.  We expect spending for marketing related expenses will continue to grow, inclusive of trade shows, advertising, organized public relations campaign, etc. if the funding allows.  Salary expense, including deferred compensation in the three month period ended September 30, 2010, was $153,818 compared to $65,802 in the same period of 2009, an $88,016 or 134% increase.  The reason for the salary expense increase was due to additional staff hired in 2010 to meet increasing responsibilities as the Company continues to grow.  Stock based compensation in the three month period ended September 30, 2010 was $155,267 compared $16,942 in the same period of 2009, a $138,325 or 816% increase.  The Company paid $75,000 quarterly director fees in the Company’s common stock to its six directors in July.  The directors’ fees is the main reason for the increase.

Research and development expense for the three month periods ended September 30, 2010 and 2009 was $5,394 and $15,107, respectively.  Since the beginning of 2010, we have spent considerable amount of funds on redesigning and modifying our FRWS unit from the prototype that was built and completed in July 2008, to be a standardized commercial unit.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the three month periods ended September 30, 2010 and 2009 was $33,362 and $4,859, respectively.  The $28,503 or 587% increase was primarily from i) accrued interest from the promissory notes that we issued to various vendors which include our Chief Executive Officer and Chief Financial Officer for a total of $523,624 accrued compensation that they agreed to defer until January 1, 2011, and ii) accrued interest on the $550,000 in funds the Company received from October 2009 through January 2010 through debt financing,which included $25,000 received from each of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.  Debt discount related interest expense for the three month periods ended September 30, 2010 and 2009 was $102,126 and $4,875, respectively, a $97,251 or 1995% increase.  The increase of debt discount related interest expense is caused by the $550,000 in funds received through debt financing, as is the non-debt discount related interest expense, and from $100,000 received through loans from each of our Chief Executive Officer and Chief financial Officer in April 2010.

Changes in fair value of warrants and embedded conversion options for the three month periods ended September 30, 2010 and 2009 were $(505,400) and $(153,600), respectively, a $351,800 or 229% decrease, despite the fact that the average stock price during the three month period ended in 2010 is 64% higher compared to the same period in 2009.  The main reason for the decrease of liability is that 2,275,675 warrants were exercised during this period.  As a result, we wrote-off a total of $147,900 warrant liability during this period and reduced the warrant base to be valued on September 30, 2010.

Results of Operations (Nine month periods analysis)

Sales.  We recorded zero sales for the nine month periods ended September 30, 2010 and 2009, respectively.

Cost of sales.  We recorded zero cost of sales for the nine month periods ended September 30, 2010 and 2009, respectively.

Selling, general and administrative.  We incurred selling, general and administrative expenses for the nine months ended September 30, 2010 of $2,304,436, compared to $1,546,798 for the same period in 2009, a $757,638 or 49% increase.   The overall increase was the combination of several factors with the same reasons discussed above in the three month period comparison except we see large decreases in legal fees, audit fees and consultant fees.  The $273,767 in manufacturing overhead expenses in the nine month period ended September 30, 2010 was due to the fact that we started production on our first two commercialized units in the beginning of 2010, compared to $0 for the same period in 2009, during which time we did not have any activities related to manufacturing.  We incurred $67,674 in legal fees in the nine month period ended September 30, 2010 compared with $113,999 in the same period in 2009, a $46,325 or 41% decrease.  We incurred $30,000 in audit fees in the nine month period ended September 30, 2010 compared to $78,815 in the same period of 2009, a $48,815 or 62% decrease.  The decrease in audit fees was credited to a more experienced accounting and finance team resulting in less audit hours incurred. We incurred $87,360 in consulting fees in the nine month period ended September 30, 2010, compared to $133,961 in the same period of 2009, a$46,601 or 35% decrease.  In 2009, most of the fees paid to our consultants were recorded under consulting services.  Since 2010, we record the payments to our consultants based on the nature of services provided.  For example, payments to consultants who provide marketing services will be recorded as market expenses; consultants who provide engineering design services will be recorded either as manufacturing overhead – labor or research & development.  Insurance premiums for nine month period ended September 30, 2010 was $54,650 compared to $35,587 in the same period of 2009, a $19,063 or 54% increase.  The increase was due to the coverage of an additional 15,000 square-feet production facility on a lease we signed in May 2010 and new coverage for inventory and raw materials.  Office expenses increased by $20,041 or 87% for the nine month period ended September 30, 2010 to $42,961 when compared with $22,920 in the same period for 2009.  The cause of the increase in office expense is due to the increased business activities.  Marketing related expenses in the nine month period ended September 30, 2010 was $432,107 compared $176,639 in the same period of 2009, a $255,468 or 145% increase.  Since the beginning of 2010, we have launched several marketing programs and signed an agreement with a marketing consultant to devise and implement a comprehensive marketing program.  We continue to participate in important tradeshows which also contributes to the increase of marketing expenses.  We expect spending in marketing related expenses will continue to grow, inclusive of trade shows, advertising, organized public relations campaign, etc. if the funding allows.  Salary expense including deferred compensation in the nine month period ended September 30, 2010 was $419,752, compared to $195,558 in the same period of 2009, a $224,194 or 115% increase.  The reason of the salary expense increase was due to more staff we have hired in 2010 to meet the increasing responsibilities as the Company continues to grow.  For the same reason as the salary increase, payroll taxes incurred in the nine month period ended September 30, 2010 were $17,785 compared with $7,090 in the same period of 2009, a $10,695 or 151% increase.  Stock Based Compensation in the nine month period ended September 30, 2010 was $659,351, compared $598,946 in the same period of 2009, a $60,405 or 10% increase.

Research and development expense for the nine month periods ended September 30, 2010 and 2009 was $80,842 and $23,143, respectively, an increase of $57,670 or 249%.  Since the beginning of 2010, we have spent a considerable amount of funds on redesigning and modifying our FRWS unit from the prototype that was built and completed in July 2008, to be a standardized commercial unit.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the nine month periods ended September 30, 2010 and 2009 was $125,320 and $21,111, respectively.  The $104,209 or 494% increase was primarily from i) accrued interest from the promissory notes that we issued to various vendors which include our Chief Executive Officer and Chief Financial Officer for a total of $523,624 accrued compensation that they agreed to defer until January 1, 2011 and ii) accrued interest on the $550,000 funds the Company received from October 2009 through January 2010, through debt financing which included $25,000 received from each of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.  Debt discount related interest expense for the nine month periods ended September 30, 2010 and 2009 was $267,178 and $90,501, respectively, a $176,677 or 195% increase.  The increase of debt discount related interest expense is caused by the $550,000 funds received through debt financing and debt discount incurred in connection with the $100,000 loans we received from each of the Company’s Chief Executive Officer and Chief Financial Officer.

Changes in fair value of warrants and embedded conversion options for the nine month periods ended September 30, 2010 and 2009 were $2,080,100 and $68,300, respectively. There are two main factors for the $2,011,800 or 2,946% increase.  The first factor is the fair value we recorded as the result of new issuances of warrants and the embedded conversion value in the convertible loans incurred in the 3rd quarter of 2009 and the first nine months of 2010.   The second factor is the fluctuation of the Company’s stock price.  The closing price per share for the Company’s common stock on September 30, 2010 and 2009 was $0.11 and $0.047, respectively, a 134% increase thus causing the significant increase in the fair value of the outstanding warrants and the embedded conversion value of all outstanding convertible promissory notes in the nine months ended September 30, 2010 compared to the same period in 2009.

For all the above-stated reasons, the net loss for the three month periods ended September 30, 2010 and 2009 was $(425,720) and $(123,241), respectively and for the nine month periods ended September 30, 2010 and 2009 was $(4,857,876) and $(1,749,852), respectively.

Liquidity and Capital Resources

As of September 30, 2010, we maintained a cash balance of $57,598 as compared to $70,553 as of the same date in 2009.

Net cash used in operating activities for the nine month periods ended September 30, 2010 and 2009 was $1,705,290 and $466,150, respectively.  The $1,239,140 increase was primarily from the manufacturing overhead incurred in 2010.  Since the beginning of 2010, we have started to manufacture two commercialized units.  We spent a considerable amount of cash on purchasing inventories, equipment and parts for production, compensation paid to the production team and various production related expenses.

Net cash used in investing activities for the nine month periods ended September 30, 2010 and 2009 is $63,253 and $8,208, respectively.  The capital expenditures incurred in this period are for purchasing machines and tools for the production of our water purification system.

Net cash provided by financing activities for the nine month periods ended September 30, 2010 and 2009 is $1,718,717 and $515,500, respectively.  The breakdown is as follow: $1,137,939 and $515,500 through sales of our common stock; $207,502 and $0 through investors exercising warrants; $200,000 and $0 from officers and director’s convertible loans; and $175,000 and $0 from convertible promissory notes, and we paid a financing company $1,724 for the vehicle the Company acquired through financing.

At September 30, 2010, we had a working capital deficit of approximately $4,366,000.  Absent fluctuations due to market to market changes in our outstanding detachable warrants, options and embedded conversion option liabilities, we continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $37,055,000. These conditions raise substantial doubt about our ability to continue as a going concern.  Our plans with respect to these matters include restructuring existing debt and raising additional capital through future issuances of stock and/or debt.  We are seeking to raise an additional $3.5 million in the next four months to fund the following activities: the production of 10 commercialized PureSafe FRWS units; submitting one unit for all necessary certifications; launching a marketing program for the PureSafe FRWS, establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.  For the first two quarters of 2010, management’s main focus was to produce two PureSafe FRWS standardized commercial units compliant with output, ease of operation, mobility and water quality as described in the recently published “Operational Requirements Document” by the U.S. Department of Homeland Security (2009) for emergency water supplies, complete the certification process and initiate the Company’s marketing plan.  We have embarked a comprehensive marketing plan which include a series of trade shows, and to design a complete set of marketing materials.  We hired experts in different areas to help us in Marketing and Sales.  We expect to recognize the first sales of the PureSafe FRWS by the fourth quarter of 2010.

We can give no assurance that additional financing will be available on terms advantageous to us, or at all.  Should we not be successful in obtaining the necessary financing to fund its operations, we would need to curtail certain or all of its operational activities. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In September 2010, the Company received Gold Seal Certification from the Water Quality Association (WQA) for its Mobile Water Treatment Device.  The Water Quality Association certifies products to industry standards.  WQA is accredited by the American national Standards Institute (ANSI) and the Standards Council of Canada (SCC) and certifies products to NSF/ANSI 60, 61, 14, 50, 42, 44, 53, 55, 58, 62, 177, 22, 51 and 24 standards. Manufacturers can be assured that products bearing the Gold Seal meets or exceeds industry standards (WQA, NSF/ANSI, LAPMO, ASME, ASTM, EPA’s WaterSense, etc.) for material safety, structural integrity, performance in removing a variety of drinking water contaminants, and facility inspections.  Gold Seal Certification is an effective way to differentiate our product from the competition.

Additionally, PureSafe’s FRWS has been certified to NSF/ANSI Standard 61 and to the WQA ORD 0902 for Low Lead Compliance.  Standard 61 is the accepted standard for municipalities and health departments across the country.  This standard established minimum health effects requirements for materials, components, products, or systems that contact drinking water, drinking water chemicals, or both.  The WQA 0902 Low Lead certification meets new legislation which is currently monitored and enforced in California, Vermont, and Massachusetts and soon to be adopted in other states.

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

Principles of Consolidation

Our consolidated financial statements include accounts of PureSafe Water Systems, Inc. and our wholly-owned subsidiary, PureSafe Manufacturing & Research Corporation. Intercompany transactions and balances are eliminated in consolidation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended September 30, 2010.

Date	Title and Amount(1)	Purchaser	Principal	Total Offering Price/ Underwriter Underwriting Discounts

July 26, 2010	312,500 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0384/NA
July 30, 2010	451,129 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0532/NA

July 30, 2010	92,308 shares of common stock issued through exercise of warrants	Private investor	NA	$0.1300/NA
July 30, 2010	90,908 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0660/NA
August 13, 2010	101,318 shares of common stock issued through exercise of warrants	Private investor	NA	$0.1184/NA
August 13, 2010	55,557 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0864/NA
August 13, 2010	571,428 shares of common stock issued through exercise of warrants	Private investor	NA	$0.042/NA
August 13, 2010	13,966 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0716/NA
August 19, 2010	280,374 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0428/NA
August 19, 2010	151,515 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0396/NA
August 19, 2010	104,167 shares of common stock issued through exercise of warrants	Private investor	NA	$0.0576/NA
August 27, 2010	50,505 shares of common stock issued through exercise of warrants	Private investor	NA	$0.1188/NA
July 29, 2010	230,840 shares of common stock and three year warrants to purchase 46,168 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.1083/NA
July 30, 2010	925,926 shares of common stock and three year warrants to purchase 185,185 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.1080/NA
August 13, 2010	253,293 shares of common stock and three year warrants to purchase 50,659 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.0987/NA
August 13, 2010	253,293 shares of common stock and three year warrants to purchase 50,659 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.0987/NA
August 24, 2010	1,127,395 shares of common stock and three year warrants to purchase 225,479 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.0887/NA

August 27, 2010	252,525 shares of common stock and three year warrants to purchase 50,505 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.0990/NA
September 4, 2010	220,653 shares of common stock and three year warrants to purchase 44,131 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.1133/NA
September 7, 2010	211,327 shares of common stock and three year warrants to purchase 42,265 shares of common stock issued in 2010 private placement.	Private investor	NA	$0.1183/NA
(1) The issuances to executives, employees, lenders, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Rule 701 promulgated by the SEC under the Securities Act.

Item 5.	Other Information.

Termination of Hidell-Eyster International General Management Service Agreement; Resignations of Officers and Director

On March 25, 2010, our Board of Directors approved the Company’s entering into a General Management Service Agreement (the “HEI Agreement”) with Hidell-Eyster International (HEI) to assist us in the management of our business and oversee financial performance in accordance with the Company’s Board of Directors approved budgets and operating plans.  We signed the HEI Agreement on March 26, 2010. Pursuant to the terms of the HEI Agreement, the Board appointed, effective March 26, 2010, Carroll S. (Steve) Keim as President, Henry R. (Bob) Hidell as Chief Operating Officer, and Richard Pellerito as Vice President of Operations. Mr. Hidell was also elected to our Board of Directors, as per the terms of the HEI Agreement.  On September 15, 2010, we received a notice of default under the HEI Agreement from HEI. The parties then, on October 23, 2010, entered into a Modification Agreement (“Modification Agreement”) to the HEI Agreement that provided (1) for reduction of the Company’s payments under the HEI Agreement to payments of $10,000 per month for the services of Mr. Hidell and $8,000 per month for the services of Mr. Pellerito, and (2) that Mr. Hidell would act as Chief Operating Officer for our manufacturing subsidiary and Mr. Pellerito would act as Vice President and Director of Technical Sales for the Company. The Modification Agreement further provided that Mr. Keim would be terminated as President of the Company effective November 1, 2010. The Modification Agreement extended the period within which we may notify HEI of our decision to modify or terminate the HEI Agreement to December 31, 2010.  Pursuant to the terms of the Modification Agreement, Mr. Keim resigned as President of the Company, effective November 1, 2010.

On November 15, 2010, we received notice from HEI terminating any and all of its obligations under the terms of the amended HEI Agreement and demanding payment of all compensation due HEI under the terms of the HEI Agreement.  As of November 15, 2010, Henry R. Hidell, III and Richard Pellerito resigned as officers of the Company, and Mr. Hidell also resigned as a director.

Following termination of the HEI Agreement, as amended, the Company and HEI have entered into discussions to resolve their issues that led to the HEI termination. Both companies believe that an ongoing positive business relationship will ultimately be in the best interest of our shareholders.

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

Dated: November 19, 2010	PureSafe Water Systems, Inc.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)