Form 10-K
period 2010-12-31
PureSafe Water Systems, Inc.
filed 2011-04-15
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) formOF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30544

PureSafe Water Systems, Inc.
 (Name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Fairchild Avenue - Suite 250, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (516) 208-8250

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
☐  Yes     ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the closing sale price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter, was $32,929,189, assuming that all stockholders, other than executive officers, directors and 5% stockholders of the registrant, are non-affiliates.

As of April 12, 2011, 327,240,037 shares of the common stock of the registrant were issued and 327,235,637 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refers to PureSafe Water Systems, Inc.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate” “expect,” “hope,” “intend,” “may,” “plan,” “potential,” “product,” “seek,” “should,” “will,” “would” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

●	our ability to raise capital to finance our research and development and operations, when needed and on terms advantageous to us;
●	our ability to manage growth, profitability and marketability of our products;
●	general economic and business conditions;
●
the effect on our business of recent credit-tightening throughout the United States and the world, especially with respect to federal, state, local and foreign government procurement agencies, as well as quasi-public, charitable and private emergency response organizations;

●	the effect on our business of recently reported losses within the financial, banking and other industries and the effect of such losses on the income and financial condition of our potential clients;
●	the impact of developments and competition within the industries in which we intend to compete
●	adverse results of any legal proceedings;
●
the impact of current, pending or future legislation and regulation on water safety, including, but not limited to, changes in zoning and environmental laws and regulations within our target areas of operations;

●	our ability to maintain and enter into relationships with suppliers, vendors and contractors of acceptable quality of goods and services on terms advantageous to us;
●	the volatility of our operating results and financial condition;
●	our ability to attract and retain qualified senior management personnel; and
●	the other risks and uncertainties detailed in this Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission.

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

We have developed a patent pending “PureSafe First Response Water System” (“PureSafe FRWS”) that is self-contained and purifies essentially any type of raw water source, including seawater, that may be found at a first response emergency site.  This system is uniquely mobile, by helicopter or transported by SUV or truck, and can decontaminate essentially any kind of contaminated water without prior knowledge of the contaminants to be treated. The initial PureSafe FRWS prototype was developed using advanced Israeli water treatment technology.  This prototype was capable of producing 10,000 gallons of water per day, but could not desalinate sea water, and did not have a built in generator or water bagging capability. The existing production unit was modified from the original prototype and has significantly greater capability, but still adheres to the original treatment train and process. A fully operational prototype has been manufactured  and  is currently located at the Company headquarters in Plainview, New York, where it is used for demonstrations. The Company is currently in various  stages of production of the first six (6) FRWS units. The FRWS in production can produce EPA compliant drinking water at the rate of 30,000 gallons per day, to provide drinking water to 45,000 people. The unit has a built in generator and water bagging capability at the rate of 30,000 ½ liters bags of water per day (16.9 ozs). The built in PureSafe Water Filling  Station can provide an additional 25,000 gallons of water that can delivered in a choice of formats. The system has the capability of disinfecting contaminated containers by spraying the insides of the containers with ozonated water. The unit can be easily converted into a stationary unit to provide for daily needs of a population lacking safe drinking water. This system has received Gold Seal Certification from the Water Quality Association, a significant accomplishment. In addition, the Nassau County Department of Health independently tested the PureSafe unit’s water quality and the results exceeded all testing parameters.

On March 26, 2010 we entered into a long term management agreement with Hidell-Eyster International Inc. (HEI).  The HEI group was involved in modifying the original prototype to meet the requirements of the existing production unit. Having mutually agreed that the HEI participation was no longer required by the Company a Termination Agreement was entered into on December 29, 2010.

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

Based on the original technology developed by Bircon, in 2008 we produced a working prototype of the FRWS that can deliver 10,000 gallons of water per day.  This prototype has been performance tested and the results have been independently verified.  This unit had served as a demonstration unit but, has been replaced by the more advanced system.

In 2008 management held a meeting with the Department of Homeland Security in Washington D.C. and based on that meeting a strategic decision was made to modify the system to be capable of producing 30,000 gallons of water per day to serve a population of up to 45,000 people.  As indicated above we are currently in production of the first six units.

The PureSafe FRWS utilizes our patent pending technology which is comprised of a water extraction boom that extracts water from streams, ponds, pools of floodwater or a failed municipal distribution system.  The extracted water is then treated by the application of advanced water treatment technologies which employ multiple stage filtration, multiple stage sanitation (including ozone, chlorine and ultraviolet purification techniques), reverse osmosis membranes, mineralization and final polishing to meet the standard drinking water requirements of the U.S. Environmental Protection Agency (the “EPA”).  The system provides redundancy at the filtration and sanitation stations and the duel capability of on-site filling of containers, as well as an automatic water bag producing capability. Components utilized in the system are manufactured by others and are NSF certified. The FRWS has obtained Water Quality Association (WQA) Gold Seal Certification.  Water Quality Association is a not-for-profit, trade association and a world leader in standards development and product certification.  NSF International develops national standards, provides learning opportunities and provides third-party conformity assessment services.

Manufacturing

In September 2009, we formed PureSafe Manufacturing and Research Corporation, as a wholly owned subsidiary of PureSafe Water Systems, Inc. In May of 2010, we signed a lease for a manufacturing facility of 15,000 sq ft in Plainview, New York, in close proximity to our headquarters.  Our manufacturing staff built out the space, and we took occupancy in July 2010.  We are in the process of producing the first six FRWS units in our new factory.  We believe we can produce a significant number of units in multi shifts in this new space.  We may outsource the manufacturing process and /or sub-assemblies to qualified sub-contractors, based on demand and cost effectiveness. In the future we may consider licensing agreements for manufacturing in other parts of the world.

On August 6, 2008, we entered into a six month consulting agreement with Designs and Project Development Corp. (D & P) for planning and continued development of the PureSafe FRWS. Under the agreement, The President of D & P, Alphonse Wolter is to served as Director of Production.

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

Competition

We have identified the need for providing potable drinking water during emergencies as a market segment that requires solutions we can provide.  We believe that dramatic changes in weather patterns, global warming and failing water infrastructures, provide an opportunity for our company to exploit the marketplace by providing rapidly deployable units to areas where populations require potable drinking water quickly. Populations that have little mobility because of infrastructure failures need drinking water immediately to sustain life.  It is anticipated that individual PureSafe FRWS units will be delivered by the owners to areas where the populations are clustered so that potable drinking water in disinfected portable containers can be provided in an efficient manner.

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

4.
The fourth group includes those companies which have similar claims and design characteristics as PureSafe System but have shortfalls in their application to the first responder market. These companies include: Global Water Group which manufactures different size systems with options which include the trailer, generator, treatment, and salinity options. Nirosoft manufactures systems capable of processing different sources, but has limitations on fuel storage and output. LifeStream has limitations on the inbound source and has a soft side trailer which provides no security from the elements for the components. Aquapura Tempest has different types of units depending on the source. None of these companies stock units ready to deploy, none have distribution/packaging capability, none have built in redundant systems, and few have the capability of field service training and support. Some require previous source definition and when ordering require additional decisions on option selections which can be complicated and confusing especially when dealing with the unknown.

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

Marketing

According to studies performed by the World Health Organization (WHO) and the United Nations, major parts of Africa, the Middle East, Southeast Asia, the Indian sub-continent, Latin and South America, the Caribbean and much of Eastern Europe are in need of adequate supplies of pure water. The earthquake in Haiti and the earthquake and tsunami in Japan have demonstrated the desperate need for safe drinking water and the currently inadequate methods of delivering potable water to an affected population. Parts of Florida, Georgia and other regions in the United States have also reported fresh water deficiencies. Contaminants in municipal water systems have further demonstrated the need for an easily deployable purification methodology. Solving this problem has been a question of applying appropriate technology to decontaminate water and deliver pure potable drinking water to the affected area. Our unique capability of disinfecting equipment and containers by using high concentrations of ozonated water furthers our competitive edge.

We believe that there are clearly two distinct markets, each requiring a different sub-set of marketing skills:

●	The Domestic US market. The entry into the US market will be our primary target during the first year of production of the PureSafe FRWS.

●	International Markets. The entry into foreign markets will require strategic partnerships with well established companies, as well as relartionships with foreign governments.

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

The market for our products also includes secondary markets, such as condominium developments, universities, hospitals, dialysis centers, hotels, nursing homes, assisted living facilities, prisons or any private user that is concerned about the availability of pure, safe potable drinking water in times of natural or man-made disasters.

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

Our management understands that, to be successful, we will need to create an effective sales organization to promote our brand and product attributes through a variety of outlets and formats with clear branding messages.  With this in mind, our marketing plan is based on the following key components:

●	Strategic Alliances – We intend to enter into strategic alliances with special advisors and organizations already integrated in the water industry both domestically and internationally.

●
Direct Marketing and Sales – Our Chief Operating Officer, Gerard Stoehr, has extensive experience as a marketing executive.  We are currently searching for a seasoned sales professional to represent our product domestically.  Chief Peter Hayden (Ret), formerly Chief of the New York City Fire Department, is serving as  Vice President-Senior Government Liaison. Chief Hayden has extensive relationships in the first responder communities. The Company will be marketing directly and through representatives to local municipalities, first responders, national public emergency management agencies and military organizations that are responsible for first response emergency situations, including those involved in planning emergency preparedness plans.

The Honorable Michael Balboni serves as a Special Advisor to our Board of Directors. Mr. Balboni was a New York State Senator and served as Deputy Secretary of Public Safety for  New York State. The Company expects to utilize Mr. Balboni’s extensive contacts and knowledge in the governmental sector.

Mayor Douglas H. Palmer serves as a special consultant to management. Mayor Palmer served as Mayor of Trenton New Jersey for 20 years. Further, he has served as President of the U.S. Conference of Mayors. Management believes he can be instrumental in introducing us to U.S. Mayors and other decision makers.

Shaul Kochan has been serving as Vice President of International Markets.  Mr. Kochan’s focus has been the international market place.

We participated in the United Nations World Water Day on March 22, 2011 and demonstrated our First Response Water System at the event. Based on the interest generated at this event we are finalizing a sales agreement with affiliates of the U.N. to sell units to foreign government representatives, including ambassadors, ministers, diplomats ,military attaches and other U.N related agencies.

●	Advertising – We plan to advertise in a number of leading trade magazines, such as Fire Chief, Fire House, SIGNAL Magazine, Homeland First Response, Journal and Disaster Management and Response.

●	Trade Show Participations –We have participated in the following conferences and trade shows in 2010:

1.	Long Island New York Emergency Management Conference –Melville, NY June 2-3
2.	Firehouse Expo- Baltimore, MD July 20-25
3.	WEFTEC- New Orleans, LA October 4-6
4.	EMEX-San Antonio, TX Nov 1-3

Each of these conferences showcased our system to a wide variety of potential purchasers. We are presently in discussion with leads generated from various conferences

We plan to participate in key industry trade shows in the United States in 2011 including:

1.	Governor’s Hurricane Conference – Fort Lauderdale, Fl May 15-20
2.	Rotary International Conference – New Orleans, LA May 21-25

United States Conference of Mayors – We joined the United States Conference of Mayors and have joined the Mayors Water Council as an affiliate member.  Being a member of this organization gives us access to 1,250 mayors and the ability to showcase and present our FRWS to mayors from around the country.  We will be participating in the 79th Annual Meeting in Baltimore, MD June 17-21.

●
Onsite Demonstration- We plan to conduct onsite demonstrations with potential clients as required and when feasible. The Company has a fully functional prototype unit available for demonstrations, as well as production units.

Training- We plan to insure that system operators will be adequately trained. By establishing the “PureSafe Training School”, we seek to assure ourselves and our customers of the quality of the training.

●
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

●
Clear Branding Message – We plan to convey clear differentiating brand marketing messages to highlight our brand and product attributes on our website and in our promotional campaigns.  The marketing messages will be designed for decision makers in our targeted markets.

●
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

Research and Development

The original design of the PureSafe FRWS was conducted under the supervision of Gil Tenne, President of Bircon, Ltd. On going research and development is being conducted under the guidance of Chief Operating Officer, Gerard Stoehr and Director of Research and Development, Alphonse Wolter, supported by specialists in water processing, machine control software and electrical engineering.

Our expenditures for research and development activities in fiscal 2010 were $234,666, and in fiscal 2009 were $179,919.

Insurance

The Company maintains a $4 million general business liability policy. We believe such insurance coverage to be adequate for its current requirements.  No assurance can be given that adequate insurance coverage, at reasonable cost or otherwise, will be available in the future.

Employees

As of March 31, 2011, the Company employed a Chief Executive Officer, a Chief Financial Officer, a Chief Operating Officer, a Controller and one part time administrative employee in our headquarters. The Company employed a Vice President of International Markets and a Vice President-Senior Government Liaison.

PureSafe Manufacturing and Research Corp. employed one full time Director  by agreement with Designs and Project Development Corp., and three independent contractors in the production facility.

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

We are seeking to raise up to $5 million additional capital.  We anticipate that this amount of capital, if fully raised, will satisfy our financial obligations for approximately 24 months. Our capital requirements in connection with our marketing efforts, continuing product development and purchases of inventory and parts are expected to be significant for the foreseeable future.  In addition, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, therefore creating the need for additional capital. Historically, cash generated from operations has not been sufficient to fund our capital requirements, and we have relied upon sales of securities, and loans from our officers to fund our operations.  We cannot assure you that we will have sufficient funds available to meet our working capital requirements, or that we will be able to obtain capital to finance operations on favorable terms or at all. If we do not have, or are otherwise unable to secure necessary working capital, we may be unable to fund the continued manufacture of PureSafe units, and we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, any of which could harm our business.

We have a history of losses and we may continue to incur losses in the future and/or we may never achieve or maintain profitability.

Our financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring losses from operations, an accumulated deficit since its inception of approximately $38.84 million and $6.6 million for the year ended December 31, 2010, and has a working capital deficiency of approximately $2 million as of December 31, 2010.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

We plan to expand and we may be unable to manage our growth.  We intend to grow our business, but we cannot be sure that we will successfully manage our growth.  In order to successfully manage our growth, we must:

●	expand and enhance our administrative infrastructure;
●	improve our management, financial and information systems and controls;
●	expand, train and manage our employees effectively;
●	successfully retain and recruit additional employees; and
●	develop a world class manufacturing capability using lean principles, ERP systems, strategic outsourcing and advanced supply chain management.

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

Item 2.  Properties.

The Company currently maintains its principal place of business at 25 Fairchild Avenue - Suite 250, Plainview, NY 11803 under a 7-year lease expiring in April 2015.  The lease calls for a monthly base rent of $5,342 through June 2011 with annual increases in the monthly base rent.  We are required to pay for all applicable utilities, maintenance costs and real estate taxes, which averaged approximately $2,750 per month during the period in 2010.  The facility has 5,300 square feet in space and serves as our headquarters, executive offices, and showroom.

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

Item 3.  Legal Proceedings.

On June 21, 2009 we were served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by us or by Water Splash LLC, to which we had sold our water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  As of December 31, 2010, we do not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under the existing liability insurance policy. However, we cannot provide assurance that the outcome of this matter will not have a material effect on our financial condition or results of operations.

In addition to the above, we may be involved in legal proceedings in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

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

Quarter Ended	High Bid Price	Low Bid Price
March 31, 2009	$0.05	$0.02
June 30, 2009	0.08	0.04
September 30, 2009	0.08	0.04
December 31, 2009	0.07	0.04

March 31, 2010	0.053	0.053
June 30, 2010	0.13	0.125
September 30, 2010	0.11	0.099
December 31, 2010	0.14	0.13

Holders

As of April 12, 2011, we had 470 stockholders of record.  We estimate that there are approximately 2,000 beneficial holders of our common stock, based on information collected with respect to our annual meeting of stockholders held on November 20, 2008.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2010 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	6,500,000	$0.0410	18,500,000

Equity compensation plans not approved by security holders	12,012,461	$0.0529	0

Total	18,512,461	$0.0487	18,500,000

As of December 31, 2010, we have granted warrants and other rights to purchase a total of 18,512,461 shares of our common stock with average exercise price of $0.0487. These warrants and other rights were granted to multiple individuals with various reasons such as rewards for consulting services, incentive to retain highly desired staff and employee performance rewards.  The grant of each of such warrants and other rights were approved by our board of directors.  Our board of directors approved all the warrants/options granted in the above schedule but only 6,500,000 warrants/options which were granted under 2008 Equity Compensation Plan that was approved by our security holders in our 2008 annual shareholders’ meeting.

We have set forth below additional information concerning the material features of each grant of warrants and other rights under a plan not approved by our security holders.  For purposes of this disclosure, the term “Plan” includes all individual agreements that provide for equity compensation and include all individual option agreements, warrants and other contract rights payable in equity.

Date of Grant/Issuance	Number of Warrants Granted	Exercise Price	Expiration Date	Name of Holder, if a Director or Executive Officer
09/28/07	2,000,000	0.0700	09/28/10	Director and CFO
03/14/08	500,000	0.0667	03/14/12	Malcolm Hoenlein, director
04/16/08	45,000	0.0853	04/15/12
04/16/08	45,000	0.0853	04/15/12
07/30/08	250,000	0.0580	07/30/11
04/17/09	4,000,000	0.0410	04/17/14	CEO
09/28/09	250,000	0.0480	09/27/14
02/01/10	25,000	0.0510	01/31/15
03/08/10	2,000,000	0.0520	03/07/15	CEO
03/08/10	2,000,000	0.0520	03/07/15	V.P. of International Markets
04/21/10	423,729	0.0590	04/20/15
06/21/10	70,622	0.0590	06/21/15
06/21/10	70,622	0.0590	06/20/15
07/29/10	70,622	0.0590	07/28/15
08/05/10	75,000	0.0960	08/04/13
08/31/10	70,622	0.0590	08/30/15
09/30/10	70,622	0.0590	09/29/15
10/29/10	70,622	0.0590	10/28/15
12/29/10	50,000	0.1000	12/28/13

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

The 2008 Plan provides for its administrator (i.e., our board of directors, or a committee of the board in which each member will be an independent director) to have full authority, in its discretion, to:
●	select the persons to whom awards will be granted,
●	grant awards,
●	determine the number of shares to be covered by each award,
●	determine the type, nature, amount, pricing, timing and other terms of each award, and
●	interpret, construe and implement the provisions of the 2008 Plan, including the authority to adopt rules and regulations.

Participation in the 2008 Plan is limited to our:
●	employees, including officers,
●	directors,
●	consultants and
●	advisors.

Under the 2008 Plan, we are authorized to award:
●	stock options,
●	stock bonuses,
●	restricted stock,
●	stock appreciation rights, commonly referred to as “SARs,”
●	performance grants and
●	other types of awards.

The total number of shares of our common stock reserved and available for grant and issuance pursuant to the 2008 Plan is 30 million.  As of December 31, 2010 and through April 12, 2011, no options, warrants, and rights were awarded under 2008 Plan.

Item 6.  Selected Financial Data.

Disclosure under Item 6 is not required of smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

We completed production of a fully functional prototype of the 10,000 gallon per day PureSafe FRWS in 2008. The system has been tested for its capability to decontaminate and purify contaminated waters with a variety of contaminants. All bench tests have been successful. Tests were performed under the supervision of Thomas Brewer PH.D, hydrogeologist with Hidell-Eyster International, Inc. All test results were independently verified by an outside independent laboratory. Test results have been published and have been disclosed to the public. Although we have focused on producing the 30,000 gallon per day unit, we believe there is a market for the original 10,000 gallon per day unit and may produce these units as well.

In 2008 we entered into a Letter of Intent with Mekorot Development and Enterprise Ltd (“Mekorot D&E”), a wholly owned subsidiary of Mekorot National Water Company, the national water carrier of Israel, to create a working relationship with the goal of incorporating the PureSafe FRWS in the global water security initiative of Mekorot D&E.  Mekorot D&E, in turn, was seeking our help in marketing their water security program in the United States.  To date no further relationship has been developed with Mekorot.

We have initiated discussion with various potential international partners concerning distribution and manufacturing rights.

We completed production of two fully functional 30,000 gallon per day PureSafe FRWS.  One unit was completed in April 2010 and the second unit was manufactured and completed in our new 160 Dupont Street facility. We introduced the first unit at the Long Island New York Emergency Management Conference in June 2010.

The new design units will provide the following advantages over the first prototype unit:
●	Capability of delivering 30,000 gallons of potable water per day rather than the 10,000 capacity of the prototype.
●	Significant advancement on maintenance requirement. Maintenance personnel can step into the unit to change filters and provide other maintenance services.
●	Automatic water bagging machine integrated into the system. The FRWS can now produce 1,500 ½ liter (16.9 ozs) bags of water automatically.
●	Filling station integrated into the system. The bottle filling capability is now inside the system to prevent any type of external damage. The prototype had a drop down table for this purpose.
●	Integrated diesel generator. The diesel generator is an integral part of the system and can operate for up to 90 hours without refueling.

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

Production of our new systems commenced in our manufacturing facility in September 2010.  The period between the date of occupancy on July 1 and commencement of production in September was devoted to preparing the facility for production, including build out of production facilities, offices, obtaining permits, electrical and water service.

We received Water Quality Association Gold Seal Certification on our FRWS in September 2010.

We hired a new Chief Operating Officer in January 2011.

Plan of Operations

Our plans for the next twelve months include;

●	Raising $5 million in capital in two tranches, $2.5 million within the first six months of 2011 and an additional $2.5 million in the fourth quarter of 2011

●
The completion of 45 commercial PureSafe FRWS units, with full operational capability.  We believe that with acceptable levels of capital, 45 units can be produced of which 35 will be sold and ten will remain in inventory.

●
Expand production capability to meet the expected demand for the FRWS domestically by a combination of expanding the production facility of PureSafe Manufacturing and Research Corporation, and outsourcing where appropriate.

●
Identify strategic partners in specific overseas markets that have the production, distribution, maintenance and training capability to produce, distribute, maintain and train personnel in the operation of our system.

●	To enter into field testing programs.

●	Targeting specific countries that have shown an interest in our product at World Water Day at the United Nations.

●	Filing of all required foreign patent applications for the PureSafe FRWS. We will identify all the potential markets in which we need patent protection.

●	Continued participation in water industry conferences relating to target markets

●	Continued utilization of strategic advisors to target potential customers and applications.

●	To follow our marketing and sales projections by hiring a Vice President of Sales to achieve sales by the second quarter of 2011.

●	Continue appointments of additional international and domestic distributors and sales representatives.

No assurance can be given that any of the above items will be completed during the next twelve months or at anytime in the future. Further, completion of all of such items does not guaranty that we will generate any revenue or become profitable at any time in the future.

Going Concern

At December 31, 2010, our stockholders’ deficiency was $1,710,594 as compared to $2,213,943 at December 31, 2009.  Negative working capital was $2,021,433 at December 31, 2010 as compared to $1,895,350 at December 31, 2009.

We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $38.8 million.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.  The Independent Registered Public Accounting Firm’s report on our financial statements included elsewhere herein contains an explanatory paragraph about conditions that raise substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to bring our products to market and generate revenues, control costs, operate profitably and obtain additional financing, as required and on reasonable terms.  Our plans with respect to these matters include restructuring our existing debt and raising additional capital through future issuances of stock and/or debt.  We plan to raise an additional $5 million in the next twelve months to fund the following activities: the production of 45 commercialized PureSafe FRWS units; launching a marketing program for the PureSafe FRWS, establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.  Provided we obtain such financing, we believe that there will be revenue recognition by the second quarter of 2011.

We have no assurance that such financing will be available on terms advantageous to us, or at all.  We anticipate that by the second quarter of 2011, we will be fully commercially operational and cease to be a development stage entity.  However, should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain of our operational activities.

For the first two quarters of 2011, our main focus will be to produce PureSafe FRWS standardized commercial units and initiate our marketing plan. We expect to recognize the first sales of the PureSafe FRWS by the end of the second quarter of 2011.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from the sale of PureSafe FRWS units.

The completion  of these initiatives will be contingent upon the amount of capital raised.

Results of Operations

Revenues.  Revenues for the years ended December 31, 2010 and 2009 were $0 and $0, respectively.

Cost of goods sold.  Cost of goods sold for the years ended December 31, 2010 and 2009 were $0 and $0, respectively.

Selling, general and administrative.  Selling, general and administrative expenses for the year ended December 31, 2010 was $3,305,378, compared to $1,897,639 for the 2009 fiscal year, an increase of $1,407,739 or 74%.  The overall scale of our operation was much bigger in 2010 than in 2009. That is the main reason expenses in most of the categories show substantial increase in 2010 compared to 2009. The following is a more detailed analysis on some of the categories that have the most significant changes.  Legal fees incurred in 2010 was $105,737, compared to $86,356 in 2009, a $19,381 or 22% increase.  The 22% increase in legal fees is attributable to more legal services required in 2010 due to the expansion of operations.  Consulting services expense in 2010 was $107,360, compared to $198,962 in 2009, a $91,602 or 46% decrease.  The decrease in consulting fees is because we changed one vendor’s service to Research & Development because of the nature of the service they provided.  Insurance expense in 2010 was $69,711, compared to $47,092 in 2009, a $22,619 or 48% increase.  The increase in insurance expense was from two categories; general liability insurance increased because of the additional facility we added in July 2010 and Workers’ Compensation premiums also increased significantly because of the addition of production staff.  Office expenses increased $36,883 or 148% from $24,847 in 2009 to $61,729 in 2010.  Marketing expense increased significantly.  Marketing expense in 2010 was $699,851 compared to $223,637 in 2009, a 476,214 or 213% increase.  Marketing expense can be broken down to the following categories; a.) Marketing – Consulting expense in 2010 was $58,000 compared to $0 in 2009.  We hired an outside consultant in 2010 to manage, coordinate and implement marketing programs that we put in place.  b.) Marketing – Trade show expense in 2010 was $85,189 compared with $5,084 in 2009, a $80,105 or 1,576% increase.  The main reason for such an increase in this category was the increased participation in different trade show, since we completed the production of the first two commercialized units; c.) Marketing related printing cost increased by $17,061 from $105 in 2009 to $17,166 in 2010; d.)     marketing expense related to the fee incurred in retaining Hidell-Eyster International, Inc. (“HEI”)’s services in 2010 was $408,800 which includes $108,000 termination.

Directors’ fees in 2010 were $44,000 compared with $8,000 in 2009, a $36,000 or 450% increase.  We retained two independent directors in June 2010 and revised the directors’ compensation schedule to $50,000 per year payable quarterly in our common shares.

Rent expense in 2010 was $132,393, compared to $114,311 in 2009, a $18,082or 16% increase.  On May 24, 2010, effective July 1, 2010, the Company entered into a two-year lease in Plainview, New York.  We incurred $36,050 rent related expense in connection with this facility.  The rent increase in connection with this facility was offset by the decrease of real estate tax expense of $15,415.  In addition to 2009 tax liability, in mid 2009, we received a large bill that was related to 2008 property tax that our landlord did not bill us in 2008.  That was the reason 2009 rent related expense was higher compared with rent related expense incurred in 2010.

Total salaries paid, including accrued, compensation  was $521,151 in 2010, compared to $262,102 in 2009, an  increase of $259,049 or 99%.   The $259,040 increase in salaries in 2010 is the result of the following reasons: a.) under new employment agreements signed with our chief executive officer and chief operating officer, total base compensation in 2010 increased $152,400, b.) we incurred base compensation for a staff whom worked for us between June and September 2010 and c.) compensation we paid to our V.P. – Government Liaison whom we retained in April, 2010.  Stock based compensation increased to $893,071 in 2010 from $706,113 in 2009, an increase of $186,958 or 26%.

Research and development.  Research and development expenses in 2010 were $234,666, compared to $179,919 in 2009, an  increase of $54,747 or 30%.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Discharge of debt.  We realized a gain on discharge of debt of $138,261 in 2010 and $202,717 in 2009.   The 2010 gain on discharge of debt arose from the settlement with Hidell-Eyster International, Inc. when both parties agreed to terminate the Management Agreement entered in March 2010 and the gain on discharge of debt in 2009 is from our settlement with Occidental Engineering outstanding debt.

Interest expense - non-debt discount related incurred in 2010 and 2009 was $162,038 and $25,849, respectively.  The $136,189 or 527% increase was primarily from i) accrued interest from the promissory notes that we issued to various vendors which include our Chief Executive Officer and Chief Financial Officer for a total of $433,624 accrued compensation that they agreed to defer until January 1, 2011, ii) accrued interest on the $970,000 in funds we received from October 2009 through December 2010 through debt financing, which included $25,000 received from each of our Chief Executive Officer, Chief Financial Officer and former Chief Operating Officer, and iii) accrued interest on the aggregate $400,000 loan we received from our Chief Executive Officer and Chief Financial Officer in April and October 2010.

Interest expense - debt discount related Debt discount related interest expense incurred in 2010 and 2009 was $433,763 and $118,743, respectively, a $315,020 or 265% increase.  The increase of debt discount related interest expense is caused by the $970,000 in funds received through debt financing and $400,000 aggregate loan received from our Chief Executive Officer and Chief Financial Officer.

Change in fair value of warrants and embedded conversion options.  Change in fair value of warrants and embedded conversion options for the years ended December 31, 2010 and 2009 was $2,642,100 and $83,000, respectively.  The warrants and the embedded conversion options are recorded as derivative liabilities at their fair market value and marked to market through earnings at the end of each reporting period.  The average price of our common stock in 2010 was much higher than the average price in 2009.  That is one of the reasons for the $2,559,100 or 3,083% increase in the change in fair value of warrants and embedded conversion options.  The other reason for the increase was the warrants issued and embedded conversion options in connection with $137,000 debt financing activities in 2010.

On December 31, 2010, upon the request from a former director, we converted $68,491 loan principal and accrued interest we owed him into 974,312 shares of our common stock.  The conversion price for the conversion was 50% of the average closing price of the common stock over the three previous business days preceding the date of demand for conversion was made.  Since it was not a fixed conversion price, the number of convertible shares could not be determined at the time the loan was made.  As a result, the embedded conversion option was presented as a derivative liability on the consolidated balance sheet.  Subsequent to the conversion, we reclassified $2,064,500 which represented the fair value for the respective warrants and embedded conversion options previously classified as components of the derivative liabilities to equity.

Liquidity and Capital Resources

As of December 31, 2010, we maintained a cash balance of $166,758 as compared to $107,424 at December 31, 2009 an increase in the cash balances of $59,334.

Net cash used in the operating activities was $2,399,595 and $820,870 in 2010 and 2009, respectively.  The $1,578,625 additional cash used in 2010 compared to the same period in 2009 was the result of our expansion in operations.  We incurred significantly greater expenses in staff and contractors’ compensation.  We increased marketing activities, which also contributed to the increase.  We applied approximately $345,700 in cash to build-up our inventory for production.

Net cash used in capital expenditures in 2010 and 2009 was $120,712 and $16,618 respectively.   Most of the capital expenditures were spent on purchasing production equipments and leasehold improvements for our new production facility.

We raised $1,292,939 and $540,500 through sales of our common stock, in 2010 and 2009 respectively.  We received $494,997 from investors who exercised their warrants to purchase common stock in 2010 and $0 raised through the exercise of warrants in 2009.  We raised $595,000 and $325,000 through debt financing in 2010 and 2009 respectively.  Proceeds received from officers and directors’ loans were $400,000 and $50,000 in 2010 and 2009 respectively.  In December 2010, we repaid $200,000 loan principal plus accrued interest to our Chief Executive Officer and Chief Financial  Officer.  From all the above activities, net cash provided by financing activities was $2,579,641 and $915,500, in 2010 and 2009, respectively.

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

Development Stage Company

We discontinued our water cooler and filtration operations in November 2001.  We have refocused our efforts on raising capital and developing markets for its proprietary technology.  Therefore, for financial purposes, we have determined that we re-entered the development stage commencing January 1, 2002.  Our consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2010 represent the financial information cumulative, from inception/commencement, required by ASC 915 “Development Stage Entities.”

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2010	2009
Risk-free interest rate	1.00%	2.00%
Expected life, in years	3 years	3years
Expected volatility	115%	83%
Dividends	0%	0%

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

Effects of Recent Accounting Policies

In February 2010, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of provisions of ASU 2010-10 did not have a material effect on our financial position, results of operations or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on our financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. We do not expect the provisions of ASU 2010-17 to have a material effect on our financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  The adoption of ASU 2010-18 did not have an impact on our financial condition, results of operations, or disclosures.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. We do not expect the provisions of ASU 2010-19 to have a material effect on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K and their location.

Item	Page *
Report of Independent Registered Public Accounting Firm	19
Consolidated Balance Sheets as of December 31, 2010 and 2009	20
Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the period January 1, 2002 (date of commencement as a development stage company) to December 31, 2010	21
Consolidated Statements of Changes in Stockholders’ Deficiency for the period January 1, 2002 (date of commencement as a development stage company) to December 31, 2010	33-39
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 period January 1, 2002 (date of commencement as a development stage company) to December 31, 2010	40-41
Notes to Consolidated Financial Statements	42-68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of PureSafe Water Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of PureSafe Water Systems Inc. (a development stage company) and its subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended, and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PureSafe Water Systems Inc. (a development stage company) and its subsidiary as of December 31, 2010 and 2009 and the consolidated results of their operations and cash flows for the years then ended, and for the period from January 1, 2002 (commencement as a development stage company) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP

New York, New York
April 15, 2011

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$166,758	$107,424
Inventories	442,815	97,115
Prepaid expenses and other current assets	81,697	120,083
Total Current Assets	691,270	324,622

Property and equipment, net of accumulated depreciation of $68,447 and $33,356, at December 31, 2010 and 2009, respectively	231,106	115,551
Patents and trademarks, net of accumulated amortization of $29,608 and $23,504, at December 31, 2010 and 2009, respectively	62,876	68,980
Other assets	37,280	20,500
TOTAL ASSETS	$1,022,532	$529,653

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$751,262	$656,242
Accrued compensation	193,533	84,000
Accrued consulting and director fees	144,000	140,000
Convertible notes and notes payable to officers and director (including accrued interest of $47,445 and $14,685 and net of debt discount of $0 and $14,706 at December 31, 2010 and 2009, respectively)	534,445	99,979
Convertible promissory note (including accrued interest of $25,132 and $9,194 and net of debt discount of $241,657 and $104,214, at December 31, 2010 and 2009, respectively)	428,475	279,980
Promissory notes payable (including accrued interest of $159,698 and $127,221, at December 31, 2010 and 2009, respectively)	470,660	285,443
Fair value of detachable warrants and options	--	286,100
Fair value of embedded conversion options	--	197,900
Accrued dividends payable	190,328	190,328
Total Current Liabilities	2,712,703	2,219,972

Long Term Liabilities:
Promissory notes payable – Long Term	20,423	236,624
Notes payable to officers and directors	--	287,000
Total Long Term Liabilities	20,423	523,624
TOTAL LIABILITIES	2,733,126	2,743,596

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding at December 31, 2010 and 2009, (liquidation preference $2,700,550 and $2,592,250, at December 31, 2010 and 2009, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 319,026,726 shares issued and 319,022,326 shares outstanding at December 31, 2010; 272,162,945 shares issued and 272,158,545 outstanding at December 31, 2009	319,026	272,162
Additional paid-in capital	37,203,196	30,086,795
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $53,308 and $33,076, at December 31, 2010 and 2009, respectively)	(390,508)	(370,276)
Accumulated deficit (including $24,305,128 and $17,665,444 of deficit accumulated during development stage at December 31, 2010 and December 31, 2009, respectively)	(38,836,724)	(32,197,040)
Total Stockholders’ Deficiency	(1,710,594)	(2,213,943)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,022,532	$529,653

The accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Operations

	Years Ended December 31,		January 1, 2002 to December 31,
	2010	2009	2010
Sales	$--	$--	$471,290
Costs and expenses (income):
Cost of Sales	--	--	575,680
Selling, general and administrative, including stock-based compensation of $893,073 and $716,313 for the years ended December 31, 2010 and 2009 and $4,271,878 for the period January 1, 2002 to December 31, 2010	3,305,378	1,897,639	14,126,945
Non-dilution agreement termination costs	--	--	2,462,453
Research and development	234,666	179,919	1,120,353
Interest expense - including interest expense to a related party of $305,835 and $86,992 for the years ended December 31, 2010 and 2009, respectively, and $526,600 for the period Jan 1, 2002 to December 31, 2010	595,801	144,592	2,257,113
Financing costs - extension of warrants	--	--	74,700
Interest expense - conversion provision	--	--	113,000
(Gain) loss on settlement of debt	(138,261)	(202,717)	1,888,925
Change in fair value of warrants and embedded conversion option	2,642,100	83,000	2,157,249
Total costs and expenses	6,639,684	2,102,433	24,776,418
Net (loss)	(6,639,684)	(2,102,433)	(24,305,128)
Deemed dividend on preferred stock	--	--	(2,072,296)
Preferred stock dividends	(108,300)	(108,300)	(942,723)
	(108,300)	(108,300)	(3,015,019)
Net loss attributable to common stockholders	$(6,747,984)	$(2,210,733)	$(27,320,147)
Net loss attributable to common stockholders per common share - Basic and diluted	$(0.02)	$(0.01)
Weighted average number of shares outstanding - Basic and diluted	295,081,218	262,016,546

The accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock, at	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Cost	Receivable	Deficit	Deficiency
BALANCE - JANUARY 1, 2002	145,500	$146	86,614,286	$86,614	$12,339,469	$(5,768)	$(67,500)	$(14,531,596)	$(2,178,635)
Extension of life of warrants	--	--	--	--	111,000	--	--	--	111,000
Proceeds from sale preferred stock ($1.00 per share)	125,000	125	--	--	117,375	--	--	--	117,500
Proceeds from sale of common stock ($0.025 per share)	--	--	2,500,000	2,500	97,500	--	--	--	100,000
Common stock issued for services ($0.08 per share)	--	--	450,000	450	35,550	--	--	--	36,000
Collection of subscription receivable	--	--	--	--	--	--	30,200	--	30,200
Net loss	--	--	--	--	--	--	--	(1,589,746)	(1,589,746)
BALANCE - DECEMBER 31, 2002	270,500	$271	89,564,286	$89,564	$12,700,894	$(5,768)	$(37,300)	$(16,121,342)	$(3,373,681)

Proceeds from sale of preferred stock:
March 31, 2003 ($1.00-$2.00 per share)	62,500	63	--	--	74,937	--	--	--	75,500
June 30, 2003 ($0.50 per share)	75,000	75	--	--	37,425	--	--	--	37,500
September 30, 2003 ($1.00-$2.40 per share)	163,281	163	--	--	228,346	--	--	--	228,509
December 31, 2003 ($1.33-$2.80 per share)	145,450	145	--	--	258,717	--	--	--	258,862

Preferred stock issued for services:
March 31, 2003 ($1.00 per share)	30,000	30	--	--	29,970	--	--	--	30,000
June 30, 2003 ($1.00 per share)	51,250	51	--	--	51,199	--	--	--	51,250
September 30, 2003 ($1.00 per share)	67,035	67	--	--	66,968	--	--	--	67,035
December 31, 2003 ($1.88-$4.00 per share)	22,150	22	--	--	65,378	--	--	--	65,400
Collection of subscription receivable	--	--	--	--	--	--	15,500	--	15,500
Write-off of subscription receivable	--	--	--	--	--	--	21,800	--	21,800
Net loss	--	--	--	--	--	--	--	(3,535,479)	(3,535,479)
BALANCE - DECEMBER 31, 2003	887,166	$887	89,564,286	$89,564	$13,513,834	$(5,768)	$--	$(19,656,821)	$(6,058,304)

Proceeds from sale of preferred stock:
March 31, 2004 ($2.40-$4.80 per share)	130,077	130	--	--	400,126	--	--	--	400,256
June 30, 2004 ($0.80 per share)	15,625	16	--	--	12,484	--	--	--	12,500
Preferred stock issued for services:
March 31, 2004 ($2.00-$4.80 per share)	49,433	49	--	--	158,483	--	--	--	158,532

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock, at	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Cost	Receivable	Deficit	Deficiency
Proceeds from sale of common stock:
September 30,2004 ($0.03-$0.15 per share)	--	--	2,541,595	2,541	205,059	--	--	--	207,600
December 31, 2004 ($0.05-$0.10 per share)	--	--	2,487,500	2,488	187,512	--	--	--	190,000
Common stock issued for services:
March 31, 2004 ($0.05 per share)	--	--	477,133	477	23,380	--	--	--	23,857
September 30,2004 ($0.05-$0.15 per share)	--	--	1,857,800	1,858	126,792	--	--	--	128,650
December 31, 2004 ($0.08-$0.10 per share)	--	--	532,500	533	40,968	--	--	--	41,501
Preferred stock dividend	--	--	--	--	(81,034)	--	--	--	(81,034)
Common stock issued for satisfaction of liabilities:
June 30, 2004 ($0.15 per share)	--	--	37,786,629	37,787	5,635,934	--	--	--	5,673,721
December 31, 2004 ($0.134 per share)	--	--	411,100	411	54,839	--	--	--	55,250
Preferred stock converted to common stock:
June 30, 2004	(133,250)	(133)	5,108,332	5,108	(4,975)	--	--	--	--

September 30, 2004	(269,263)	(269)	12,103,854	12,104	(11,835)	--	--	--	--
December 31, 2004	(65,375)	(65)	3,015,000	3,015	(2,950)	--	--	--	--
Net loss	--	--	--	--	--	--	--	(3,757,802)	(3,757,802)
BALANCE - DECEMBER 31, 2004	614,413	$615	155,885,729	$155,886	$20,258,617	$(5,768)	$--	$(23,414,623)	$(3,005,273)

Proceeds from sale of common stock:
March 31,2005 ($0.05 per share)	--	--	200,000	200	9,800	--	--	--	10,000
June 30, 2005 ($0.05-$0.06 per share)	--	--	700,000	700	39,300	--	--	--	40,000
September 30, 2005 ($0.07-$0.10 per share)	--	--	2,455,357	2,455	202,545	--	--	--	205,000
December 31, 2005 ($0.05-$0.07 per share)	--	--	3,879,283	3,879	236,081	--	--	--	239,960
Common stock issued for services:
March 31, 2005 ($0.05-$0.10 per share)	--	--	230,000	230	17,770	--	--	--	18,000
December 31, 2005 ($0.05-$0.06 per share)	--	--	407,500	408	21,219	--	--	--	21,627
Preferred stock dividend	--	--	--	--	(66,436)	--	--	--	(66,436)
Extension of 1,666,667 warrants	--	--	--	--	74,700	--	--	--	74,700
Common stock issued for satisfaction of liabilities:
September 30, 2005 ($0.07 per share)	--	--	571,428	571	39,429	--	--	--	40,000

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock, at	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Cost	Receivable	Deficit	Deficiency
December 31, 2005 ($0.142 per share)	--	--	100,000	100	14,100	--	--	--	14,200
Preferred stock converted to common stock:
March 31, 2005	(55,970)	(56)	2,518,800	2,519	(2,463)	--	--	--	--
June 30, 2005	(34,020)	(34)	1,360,800	1,361	(1,327)	--	--	--	--
September 30, 2005	(286,650)	(287)	13,382,583	13,383	(13,096)	--	--	--	--
December 31, 2005	(2,188)	(2)	87,520	87	(85)	--	--	--	--
Net loss	--	--	--	--	--	--	--	(1,168,328)	(1,168,328)
BALANCE - DECEMBER 31, 2005	235,585	$236	181,779,000	$181,779	$20,830,154	$(5,768)	$--	$(24,582,951)	$(3,576,550)

Proceeds from sale of common stock:
March 21, 2006 ($0.07 per share)	--	--	3,600,000	3,600	246,400	--	--	--	250,000
May 8, 2002 ($0.08-$0.10 per share)	--	--	3,769,230	3,769	276,231	--	--	--	280,000
June 28, 2006 ($0.10 per share)	--	--	100,000	100	9,900	--	--	--	10,000
August 17, 2006 ($0.07 per share)	--	--	400,000	400	27,600	--	--	--	28,000
Common stock issued for services:
March 21, 2006 ($0.06 per share)	--	--	250,000	250	14,750	--	--	--	15,000
May 8, 2006 ($0.05 per share)	--	--	450,000	450	22,050	--	--	--	22,500

June 6, 2006 ($0.15 per share)	--	--	166,666	166	24,833	--	--	--	24,999
Common stock issued for repayment of debt:
February 13, 2006 ($0.11 per share)	--	--	438,785	439	48,046	--	--	--	48,485
April 3, 2006 ($0.08 per share)	--	--	614,131	614	50,790	--	--	--	51,404
April 6, 2006 ($0.08 per share)	--	--	1,959,631	1,960	154,614	--	--	--	156,574
June 6, 2006 ($0.10-$0.15 per share)	--	--	3,583,334	3,583	390,517	--	--	--	394,100
Preferred stock converted to common stock:	(46,668)	(47)	1,866,720	1,867	(1,820)	--	--	--
Reclassification of derivative liabilities upon conversion of debt	--	--	--	--	368,800	--	--	--	368,800
4,000,000 warrants granted for services, May 18, 2006	--	--	--	--	464,000	--	--	--	464,000
2,500,000 warrants granted for services, May 24, 2006	--	--	--	--	241,200	--	--	--	241,200
Reclassification of warrants and embedded conversion option upon issuance of convertible debt	--	--	--	--	(288,900)	--	--	--	(288,900)
Preferred stock dividend	--	--	--	--	(42,401)	--	--	--	(42,401)
Net loss	--	--	--	--	--	--	--	(2,072,917)	(2,072,917)
BALANCE - DECEMBER 31, 2006	188,917	$189	198,977,497	$198,977	$22,836,764	$(5,768)	$--	$(26,655,868)	$(3,625,706)

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock, at	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Cost	Receivable	Deficit	Deficiency
Proceeds from sale of common stock:
May 10, 2007 ($0.090 per share)	--	--	1,111,112	1,111	98,889	--	--	--	100,000
May 10, 2007 ($0.083 per share)	--	--	2,409,640	2,409	197,591	--	--	--	200,000
May 31, 2007 ($0.090 per share)	--	--	555,555	555	49,445	--	--	--	50,000
June 26, 2007 ($0.083 per share)	--	--	1,203,080	1,203	98,797	--	--	--	100,000
October 26, 2007 ($0.063 per share)	--	--	3,159,558	3,159	196,841	--	--	--	200,000
November 7, 2007 ($0.059 per share)	--	--	1,675,978	1,676	98,324	--	--	--	100,000
December 5, 2007 ($0.051 per share)	--	--	1,948,052	1,948	98,052	--	--	--	100,000
December 12, 2007 ($0.050 per share)	--	--	1,973,684	1,974	98,026	--	--	--	100,000
December 13, 2007 ($0.051 per share)	--	--	1,948,052	1,948	98,052	--	--	--	100,000
December 20, 2007 ($0.044 per share)	--	--	2,255,639	2,256	97,744	--	--	--	100,000
Stock for compensation:						--	--	--
May 2, 2007 ($0.110 per share)	--	--	2,500,000	2,500	272,500	--	--	--	275,000
December 14, 2007 ($0.040 per share)	--	--	1,000,000	1,000	39,000	--	--	--	40,000
Common stock issued in repayment of debt:
February 26, 2007 ($0.132 per share)	--	--	195,212	195	25,534	--	--	--	25,729

March 8, 2007 ($0.111 per share)	--	--	234,165	234	25,571	--	--	--	25,805
March 14, 2007 ($0.111 per share)	--	--	256,643	257	25,587	--	--	--	25,844
March 19, 2007 ($0.099 per share)	--	--	262,650	263	25,608	--	--	--	25,871
March 23, 2007 ($0.097 per share)	--	--	806,583	807	76,867	--	--	--	77,674
April 4, 2007 ($0.095 per share)	--	--	546,901	547	51,354	--	--	--	51,901
May 1, 2007 ($0.086 per share)	--	--	908,885	909	77,345	--	--	--	78,254
Stock for late payment penalty:						--	--	--
May 22, 2007 ($0.100 per share)	--	--	100,000	100	9,900	--	--	--	10,000
Preferred stock converted to common stock:						--
February 16, 2007	(2,848)	(3)	113,920	114	(111)	--	--	--	--
May 4, 2007	(250)	--	10,000	10	(10)	--	--	--	--
December 12, 2007	(625)	(1)	25,000	25	(24)	--	--	--	--
Cancellation of debt for no consideration	--	--	--	--	1,327,321	--	--	--	1,327,321
Surrender and cancellation of common stock	--	--	(20,000,000)	(20,000)	20,000	--	--	--	--
Reclassification of derivative liability	--	--	--	--	(227,300)	--	--	--	(227,300)
Amortization of warrants for services	--	--	--	--	311,916	--	--	--	311,916
Common stock to be issued	--	--	--	--	100,000	--	--	--	100,000
Preferred stock dividend	--	--	--	--	(399)	--	--	--	(399)
Net loss	--	--	--	--	--	--	--	(1,701,125)	(1,701,125)
BALANCE - DECEMBER 31, 2007	185,194	$185	204,177,806	$204,177	$26,129,184	$(5,768)	$--	$(28,356,993)	$(2,029,215)

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock, at	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Cost	Receivable	Deficit	Deficiency
Proceeds from sale of common stock:
$0.0357 per share - February 29, 2008	--	--	1,401,869	1,402	48,598	--	--	--	50,000
$0.0350 per share - March 7, 2008	--	--	2,857,142	2,857	97,143	--	--	--	100,000
$0.0350 per share - March 13, 2008	--	--	1,428,571	1,429	48,571	--	--	--	50,000
$0.0343 per share - March 13, 2008	--	--	2,912,622	2,913	97,087	--	--	--	100,000
$0.0900 per share - March 26, 2008	--	--	1,666,667	1,667	148,333	--	--	--	150,000
$0.1083 per share - March 26, 2008	--	--	461,538	462	49,538	--	--	--	50,000
$0.1000 per share - April 11, 2008	--	--	1,000,000	1,000	99,000	--	--	--	100,000
$0.1083 per share - May 5, 2008	--	--	923,077	923	99,077	--	--	--	100,000
$0.0917 per share - May 15, 2008	--	--	545,455	545	49,455	--	--	--	50,000
$0.0963 per share - May 15, 2008	--	--	519,031	519	49,481	--	--	--	50,000
$0.0963 per share - May 12, 2008	--	--	1,557,094	1,557	148,443	--	--	--	150,000
$0.1000 per share - May 23, 2008	--	--	500,000	500	49,500	--	--	--	50,000
$0.0840 per share - June 30, 2008	--	--	833,333	833	69,167	--	--	--	70,000
$0.0730 per share - July 25, 2008	--	--	1,369,863	1,370	98,630	--	--	--	100,000

Stock for receivables:
$0.0843 per share - May 12, 2008	--	--	17,000,000	17,000	1,416,100	--	(1,433,100)	--	--
$0.0843 per share - August 31, 2008	--	--	(13,000,000)	(13,000)	(1,082,900)	--	1,095,900	--	--
Accrued interest	--	--	--	--	--	--	(12,914)	--	(12,914)
Stock for compensation:
$0.0500 per share - March 13, 2008	--	--	1,000,000	1,000	49,000	--	--	--	50,000
$0.0400 per share - March 26, 2008	--	--	333,333	333	13,000	--	--	--	13,333
$0.1000 per share - May 29, 2008	--	--	1,000,000	1,000	99,000	--	--	--	100,000
$0.0500 per share – August 6, 2008			100,000	100	4,900				5,000
$0.0500 per share - September 19, 2008	--	--	2,050,000	2,050	100,450	--	--	--	102,500
Common stock issued in repayment of debt:
$0.02943 per share - January 9, 2008	--	--	947,119	947	26,927	--	--	--	27,874
$0.02500 per share - January 17, 2008	--	--	2,146,324	2,146	51,512	--	--	--	53,658
$0.02212 per share - January 17, 2008	--	--	1,250,000	1,250	48,750	--	--	--	50,000
$0.03108 per share - January 22, 2008	--	--	6,899,269	6,899	207,530	--	--	--	214,429
$0.02943 per share - February 1, 2008	--	--	562,282	562	15,986	--	--	--	16,548
Reclassification of derivative liability	--	--	--	--	70,766	--	--	--	70,766
Amortization of warrants for services	--	--	--	--	219,856	--	--	--	219,856
Issuance of common stock for $100,000 of subscription payable ($0.0443 per share) - January 4, 2008	--	--	2,255,639	2,256	(2,256)	--	--	--	--

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock, at	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Cost	Receivable	Deficit	Deficiency
Issuance of shares upon exercise of warrants ($0.0850 per share) - March 26, 2008	--	--	110,000	110	9,240	--	--	--	9,350
Preferred stock converted to common stock	(1,050)	(1)	42,000	42	(41)	--	--	--	--
Preferred stock dividend	--	--	--	--	(57)	--	--	--	(57)
Net loss	--	--	--	--	--	--	--	(1,737,614)	(1,737,614)
BALANCE - DECEMBER 31, 2008	184,144	$184	244,850,034	$244,849	$28,528,973	$(5,768)	$(350,114)	$(30,094,607)	$(1,676,483)

Proceeds from sale of common stock:
$0.0330 per share – January 16, 2009			757,576	758	24,242				25,000
$0.0320 per share – January 30, 2009			1,562,500	1,563	48,437				50,000
$0.0320 per share – February 9, 2009			640,625	641	19,859				20,500
$0.0299 per share – February 13, 2009			1,672,241	1,672	48,328				50,000
$0.0290 per share – February 17, 2009			1,724,138	1,724	48,276				50,000
$0.0410 per share – April 29, 2009			609,756	610	24,390				25,000
$0.0440 per share – May 28, 2009			568,182	568	24,432				25,000
$0.0420 per share – June 3, 2009			595,238	595	24,405				25,000

$0.0600 per share – June 17, 2009	416,667	416	24,584	25,000
$0.0700 per share – June 23, 2009	714,286	714	49,286	50,000
$0.0720 per share – August 3, 2009	277,778	278	19,722	20,000
$0.0720 per share – August 3, 2009	694,444	694	49,306	50,000
$0.0730 per share – August 4, 2009	1,369,863	1,370	98,630	100,000
$0.0379 per share – October 5, 2009	659,631	660	24,340	25,000

Common stock issued in repayment of debt:
$0.0547 per share – March 14, 2009	500,000	500	26,868	27,368
$0.0390 per share – April 17, 2009	2,694,438	2,694	102,391	105,085
$0.040 per share – April 17, 2009	2,605,548	2,606	101,613	104,219
$0.059 per share – December 29, 2009	1,250,000	1,250	72,500	73,750

Stock Based Compensation:
$0.0200 per share – February 23, 2009	1,000,000	1,000	19,000	20,000
$0.0410 per share – April 17, 2009	4,750,000	4,750	190,000	194,750
$0.0350 per share – May 6, 2009	250,000	250	8,500	8,750
$0.0500 per share – December 1, 2009	2,000,000	2,000	98,000	100,000

Reclassification of derivative liability			17,900	17,900

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Stock for receivables							(20,162)		(20,162)

Amortization of warrants and option over the vesting period for employees and non-employees					392,813				392,813

Net Loss								(2,102,433)	(2,102,433)

BALANCE – DECEMBER 31, 2009	184,144	184	272,162,945	272,162	30,086,795	(5,768)	(370,276)	(32,197,040)	(2,213,943)
Proceeds from sale of common stock:
$0.0530 per share – January 29, 2010			1,886,792	1,887	98,113				100,000
$0.0530 per share – April 5, 2010			471,698	472	24,528				25,000
$0.0597 per share – April 15, 2010			1,675,042	1,675	98,325				100,000
$0.0577 per share – April 20, 2010			433,276	433	24,567				25,000
$0.0630 per share – April 30, 2010			793,651	794	49,206				50,000
$0.0767 per share – May 13, 2010			651,890	652	49,348				50,000
$0.1013 per share – May 14, 2010			740,375	740	74,260				75,000

$0.1263 per share – May 17, 2010	197,941	198	24,802	25,000
$0.2327 per share – May 26, 2010	128,922	129	29,871	30,000
$0.2293 per share – May 27, 2010	109,027	109	24,891	25,000
$0.2323 per share – June 3, 2010	107,619	108	24,892	25,000
$0.1990 per share – June 4, 2010	125,628	126	24,874	25,000
$0.1580 per share – June 15, 2010	632,911	633	99,367	100,000
$0.2457 per share – June 17, 2010	432,922	433	105,918	106,351
$0.2457 per share – June 17, 2010	108,230	108	26,480	26,588
$0.1083 per share – July 29, 2010	230,840	231	24,769	25,000
$0.1080per share – July 30, 2010	925,926	926	99,074	100,000
$0.0987 per share – August 13, 2010	253,293	253	24,747	25,000
$0.0987 per share – August 13, 2010	253,293	253	24,747	25,000
$0.0887 per share – August 24, 2010	1,127,395	1,127	98,873	100,000
$0.0990 per share – August 27, 2010	252,525	253	24,747	25,000
$0.1133 per share – September 7, 2010	220,653	221	24,779	25,000
$0.1183 per share – September 8, 2010	211,327	211	24,789	25,000
$0.1000 per share – October 11, 2010	250,000	250	24,750	25,000
$0.1060 per share – October 13, 2010	471,698	472	49,528	50,000
$0.1043 per share – October 14, 2010	479,386	479	49,521	50,000
$0.1465 per share – December 13, 2010	204,802	205	29,795	30,000

Common stock issued in repayment of debt:
$0.0510 per share – February 1, 2010	2,604,608	2,605	130,230	132,835
$0.0550per share – February 19, 2010	1,741,464	1,741	94,039	95,780
$0.0350 per share – May 28, 2010	1,580,967	1,581	53,753	55,334
$0.0500 per share – June 2, 2010	530,278	530	25,984	26,514
$0.0350 per share – June 7, 2010	50,000	50	1,700	1,750
$0.0510 per share – July 1, 2010	1,764,706	1,765	88,235	90,000
$0.070 per share – October 8, 2010	388,691	389	26,819	27,208
$0.0489 per share – November 22, 2010	3,328,177	3,328	159,276	162,604
$0.0490 per share – December 10, 2010	1,139,086	1,139	54,653	55,792
$0.0650 per share – December 15, 2010	1,476,826	1,477	94,548	96,025
$0.0440 per share – December 21, 2010	636,395	636	27,365	28,001
$0.0650 per share – December 29, 2010	427,885	428	27,385	27,813

Stock Based Compensation:
$0.0510 per share – February 1, 2010	2,375,000	2,375	117,475	119,850
$0.0570 per share – February 9, 2010	4,000,000	4,000	224,000	228,000
$0.1188 per share – July 12, 2010	535,716	536	74,464	75,000
$0.1100 per share – October 7, 2010	681,816	682	74,318	75,000
$0.0960 per share – October 12 2010	150,000	150	14,250	14,400
$0.0960 per share – October 19, 2010	1,341,604	1,342	127,452	128,794
$0.0940 per share – December 29, 2010	50,000	50	4,650	4,700
$0.1490 per share – December 31, 2010	33,557	33	4,967	5,000

Shares issued thru exercise of warrants
$0.2457 per share – June 17, 2010	843,649	844	(844)	--
$0.0600 per share – June 2, 2010	100,000	100	5,900	6,000
$0.0580 per share – June 4, 2010	50,000	50	2,850	2,900
$0.0410 per share – June 4, 2010	250,000	250	10,000	10,250
$0.0510 per share – June 4, 2010	50,000	50	2,500	2,550
$0.0412 per share – June 9, 2010	291,262	291	11,709	12,000
$0.0876 per share – June 9, 2010	273,973	274	23,726	24,000
$0.0359 per share – June 9, 2010	334,448	334	11,672	12,006
$0.0412 per share – June 15, 2010	291,262	291	11,709	12,000
$0.0384 per share – July 26, 2010	312,500	313	11,687	12,000
$0.0532 per share – July 30, 2010	451,129	451	23,549	24,000
$0.1300 per share – July 30, 2010	92,308	92	11,908	12,000
$0.0660 per share – July 30, 2010	90,908	91	5,909	6,000
$0.1184 per share – August 13, 2010	50,659	51	5,947	5,998
$0.1184 per share – August 13, 2010	50,659	51	5,947	5,998
$0.0864 per share – August 13, 2010	55,557	56	4,744	4,800
$0.0420 per share – August 13, 2010	285,714	286	11,714	12,000
$0.0420 per share – August 13, 2010	285,714	286	11,714	12,000
$0.0716 per share – August 13, 2010	13,966	14	986	1,000
$0.0428 per share – August 19, 2010	280,374	280	11,720	12,000

$0.0396 per share – August 19, 2010	151,515	152	5,848	6,000
$0.0576 per share – August 19, 2010	104,167	104	5,896	6,000
$0.1188 per share – August 27, 2010	50,505	51	5,949	6,000
$0.0631 per share – October 12, 2010	760,987	761	47,234	47,995
$0.0580 per share – October 14, 2010	620,910	621	35,379	36,000
$0.0840 per share – November 2, 2010	142,858	143	11,857	12,000
$0.0972 per share – November 4, 2010	308,695	308	29,692	30,000
$0.0756 per share – November 8, 2010	158,730	159	11,841	12,000
$0.1023 per share – November 12, 2010	293,310	293	29,707	30,000
$0.1100 per share – November 16, 2010	109,091	109	11,891	12,000
$0.0801 per share – November 17, 2010	599,580	599	47,401	48,000
$0.0720 per share – November 24, 2010	83,333	83	5,917	6,000
$0.0618 per share – December 3, 2010	485,764	485	29,515	30,000
$0.0624 per share – December 15, 2010	96,154	96	5,904	6,000
$0.0760 per share – December 31, 2010	230,262	230	17,270	17,500

Reclassification of derivative liability			3,682,600	3,682,600

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Stockholders’ Deficiency
(Continued)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock, at	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Cost	Receivable	Deficit	Deficiency

Stock for receivables							(20,232)		(20,232)

Amortization of warrants and option over the vesting period for employees and non-employees					242,329				242,329

Net Loss								(6,639,684)	(6,639,684)

BALANCE – DECEMBER 31, 2010	184,144	184	319,026,726	319,026	37,203,196	(5,768)	(390,508)	(38,836,724)	(1,710,594)

The accompanying notes are an integral part of these consolidated financial statements.

  PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Cash Flows

	Years Ended December 31,		For the Period From January 1, 2002 through December 31,
Cash Flows from Operating Activities:	2010	2009	2010
Net loss	$(6,639,684)	(2,102,433)	$(24,305,128)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on Sale of Property and Equipment	--	8,177	8,177
Depreciation and amortization	35,091	22,769	74,990
Amortization of patents and trademarks	6,104	5,622	28,226
Interest expense - amortization of deferred financing	--	--	22,530
Stock based compensation	893,073	716,313	4,282,080
Interest expense - conversion provision	--	--	113,000
Interest receivable	(20,232)	(20,162)	(53,308)
Accretion of debt discount	465,522	118,743	1,153,343
Change in fair value of warrants and embedded conversion option	2,642,100	83,000	2,157,249
(Gain)/loss on settlement of debt	(138,261)	(202,717)	1,888,926
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	38,386	(66,193)	(31,453)
Inventories	(345,700)	(97,115)	(442,815)
Other assets	(16,780)	6,360	(27,861)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	680,786	706,766	3,182,506
Net Cash Used in Operating Activities	(2,399,595)	(820,870)	(9,231,334)

Cash Flows from Investing Activities:
Purchase of property and equipment	(120,712)	(8,410)	(288,689)
Patent costs	--	(12,558)	(66,429)
Proceeds from sale of property & equipment	--	4,350	4,350
Net Cash Used in Investing Activities	(120,712)	(16,618)	(350,768)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	1,292,939	540,500	5,693,999
Proceeds from exercise of warrants	494,997	--	504,347
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	595,000	325,000	1,770,000
Proceeds from officers and directors convertible loans	400,000	50,000	750,000
Repayment of officers and directors convertible loans	(200,000)	--	(200,000)
Repayment of notes payables	(3,295)	--	(278,293)
Net Cash Provided by Financing Activities	2,579,641	915,500	9,713,349

Net increase (decrease) in cash	59,334	78,012	131,247

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Cash Flows
(Continued)

Cash at beginning of period	107,424	29,411	35,511
Cash at end of period	$166,758	$107,424	$166,758

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$19,041	$1,190	$390,584

Non-Cash Investing Activities:
Notes Receivable for common stock issued	$--	$--	$337,200
Purchase of equipment through long term financing	$29,932	$--	$29,932

Non-Cash Financing Activities:
Compensation satisfied by issuance of common stock	$174,000	$--	$229,250
Common stock issued in satisfaction of liabilities	$625,657	$310,422	$7,973,950
Reclassification of derivative liabilities upon conversion of debt	$3,126,100	$17,900	$3,645,166
Reclassification of equity instruments to liabilities upon issuance of equity instruments	$--	$--	$48,600
Cancellation of debt for no consideration	$--	$--	$1,327,321

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

The Company has generated nominal revenues to date; accordingly, the Company is considered a development stage enterprise as defined in the Accounting Standards Codification 915 “Development Stage Entities.”  The Company is subject to a number of risks similar to those of other companies in an early stage of development.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED OPERATIONS

Basis of Presentation

The Company discontinued its water cooler and filtration operations in November 2001.  As a result, the Company has refocused its efforts on raising capital and developing markets for its proprietary technology.  Therefore, for financial purposes, the Company has determined that it has re-entered the development stage commencing January 1, 2002.  The Company's statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2010 represent the financial information cumulative, from inception/commencement, required by ASC 915 “Development Stage Entities."

Principle of Consolidation

The consolidated financial statements of PureSafe Water Systems, Inc. include accounts of the Company and its wholly-owned subsidiary, PureSafe Manufacturing & Research Corporation.  Intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of approximately $6.6 million and $2.1 million for each of the years ended December 31, 2010 and 2009, respectively.  The Company has a working capital deficit of approximately $2.0 million and $1.9 million, and a stockholders’ deficiency of approximately $1.7 million and $2.2 million at December 31, 2010 and 2009, respectively.

The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $38.8 million.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  The Independent Registered Public Accounting Firm’s report on the Company’s consolidated financial statements contains an explanatory paragraph about conditions that raise substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to bring products to market and generate revenues, control costs, operate profitably and obtain additional financing, as required and on reasonable terms. The Company’s plans with respect to these matters include:

●	Raising $5 million in capital in two tranches, $2.5 million within the first six months of 2011 and an additional $2.5 million in the fourth quarter of 2011

●
The completion of 45 commercial PureSafe FRWS units, with full operational capability.  We believe that with acceptable levels of capital, 45 units can be produced of which 35 will be sold and ten will remain in inventory.

●
Expand production capability to meet the expected demand for the FRWS domestically by a combination of expanding the production facility of PureSafe Manufacturing and Research Corporation, and outsourcing where appropriate.

●
Identify strategic partners in specific overseas markets that have the production, distribution, maintenance and training capability to produce, distribute, maintain and train personnel in the operation of our system.

●	To enter into field testing programs.

●	Targeting specific countries who have shown an interest in our product at World Water Day at the United Nations.

●	Filing of all required foreign patent applications for the PureSafe FRWS. We will identify all the potential markets in which we need patent protection.

●	Continued participation in water industry conferences relating to target markets

●	Continued utilization of strategic advisors to target potential customers and applications.

●	To follow our marketing and sales projections by hiring a Vice President of Sales to achieve sales by the second quarter of 2011.

●	Continue appointments of additional international and domestic distributors and sales representatives.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2010 and 2009 the Company did not have any cash equivalents.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out (“FIFO”) method, or market.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

Patents and Trademarks

Patents and trademarks are amortized ratably over nine to fourteen years.  The Company assesses the carrying value of its patents for impairment each year.  Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2010 and 2009.

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

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options or warrants.  The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2010	2009
Assumptions:
Risk-free interest rate	1.00%	2.00%
Expected life	3 years	3 years
Expected volatility	115%	83%
Dividends	0%	0%

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses.  The Company incurred a charge of approximately $22,500 and $36,900 for the years ended December 31, 2010 and 2009, respectively.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 847,461 warrants exercisable at $0.001 issued by the Company.  These warrants have been included in computing the basic net loss per share for the twelve months period ended December 31, 2010.

Total shares issuable upon the exercise of warrants and the conversion of preferred stock and convertible debt for the years ended December 31, 2010 and 2009, were comprised as follows:

	As of December 31,
	2010	2009
Warrants	27,141,298	37,803,695
Convertible debt	10,129,968	11,630,791
Series F preferred stock	1,545,760	1,545,760
Total common stock equivalents	38,817,026	50,980,246

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

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

●	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

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

Liabilities measured at fair value on a recurring basis at December 31, 2009 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Embedded conversion feature	$-	$-	$197,900	$197,900
Warrant and option liability	$-	$-	$286,100	$286,100
December 31, 2009	$-	$-	$484,000	$484,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consist of derivative liabilities associated with the convertible debt that contains an indeterminable conversion share price and the tainted warrants as the Company cannot determine if it will have sufficient authorized common stock to settle such arrangements.  As further disclosed in Note 7 (b), the Company issued 947,312 shares for the settlement of this debt.  Accordingly, on the date of conversion of this note the Company reclassified the entire derivative liability to equity.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2010 and 2009.

	Warrant Liability	Embedded Conversion Feature	Total
Balance January, 1, 2009	$121,100	$164,900	$286,000

Included in (income) expense	53,800	29,200	83,000
Included in liabilities	71,700	(89,600)	(17,900)
Included in stockholder's equity	39,500	93,400	132,900
Transfers in and /or out of Level 3	--	--	--
Balance December 31, 2009	286,100	197,900	484,000

Included in expense	1,456,600	1,185,500	2,642,100
Included in liabilities	157,100	399,400	556,500
Included in stockholder's equity	(1,899,800)	(1,782,800)	(3,682,600)
Transfers in and /or out of Level 3	--	--	--
Balance December 31, 2010	$--	$--	$--

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2010 and 2009.

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

Reclassification certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform with the presentation in the current year’s financial statements.  These reclassifications have no effect on previously reported earnings.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of provisions of ASU 2010-10 did not have a material effect on the Company’s financial position, results of operations or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of this ASU did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). In April 2010, the FASB issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.   After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on its financial position, results of operations or cash flows.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  The adoption of ASU 2010-18 did not have an impact on the Company’s financial condition, results of operations, or disclosures.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2010 and 2009:

	2010	2009
Leasehold improvement	$149,700	$74,755
Furniture and fixtures	49,265	34,374
Equipment	100,591	39,778
	299,556	148,907
Accumulated depreciation amortization	(68,450)	(33,356)
Property and equipment, net	$231,106	$115,551

Depreciation and amortization expense was approximately $35,100 and $22,800 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 - PATENTS AND TRADEMARKS

Patents and trademarks as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Patents	$89,764	$89,764
Trademarks	2,720	2,720
Total cost	92,484	92,484
Accumulated amortization	(29,608)	(23,504)
Patents and trademarks, net	$62,876	$68,980

Amortization expense for the years ended December 31, 2010 and 2009 was approximately $6,100 and $5,600, respectively.

The following table presents the Company's estimate for amortization expense for each of the five succeeding years and thereafter.

Year Ended December 31,
2011	$6,104
2012	6,104
2013	6,104
2014	6,104
2015	6,104
2016 and thereafter	32,356
$62,876

NOTE 6 – INVENTORIES

Inventories consist of the following at December 31, 2010 and 2009,

	2010	2009
Raw materials	$188,201	$97,115
Finished Goods	254,614	--
Total	$442,815	$97,115

The allowance for technological obsolescence was $0 at December 31, 2010 and 2009, respectively.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE – Officers & Director

Convertible notes and notes payable – Officers & Director and accrued interest at December 31, 2010 and 2009 consists of the following:

	December 31,
	2010		2009
	$--		50,986	(a)
	--		63,699	(b)
	333,239	(c)	287,000	(c)
	201,206	(d)	--
Total	534,445		406,685
Less long-term portion	--		(287,000)
Less debt discount	--		(14,706)
Current Portion	534,445		$99,979

(a)
In October 2009, each of the Company’s Chief Executive Officer and Chief Financial officer participated in the Company’s Private Placement program by lending $25,000 to the Company.  The Company issued a convertible promissory note in the principal amount of money to each of the Chief Executive Officer and the Chief Financial Officer.  The promissory note matures in one year and bears interest at 10% per annum and is convertible at the option of the holder into shares of common stock. The conversion prices range from $0.048 to $0.05. In addition the Company granted 204,167 warrants to the note holders to purchase an additional 204,167 shares of common stock at an exercise price of $0.0576 to $0.06.  The warrants have a life of 5 years and are fully vested on the date of the grant.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ”Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sales of the notes of $50,000 were recorded net of a discount of $19,600.  The debt discount consisted of $6,600 related to the fair value of the warrants and approximately $13,000 related to the fair value of the embedded conversion option.  The debt discount was charged to interest expense ratably over the term of the convertible note.
As of December 31, 2009,   the Company is reflecting a liability of $50,986 which included $986 accrued interest.

In December 2010, both the Chief Executive Officer and Chief Financial Officer made requests to convert the loan principal and accrued interest of $55,792 into common stock.  The Company issued a total of 1,139,086 shares in connection with such conversion.

(b)
In  March 2007, the Company’s former director made a loan of $50,000 to the Company.  The loan accrued simple interest at the rate of 10% per annum and was due and payable 120 days after funding.  The loan carried an option that, if the loans were not repaid by June 29, 2007, such options would entitle the lender to convert their debt into shares of common stock at a conversion price equal to 50% of the average closing price of the common stock over the three previous business days preceding the date of demand for conversion is made.

Under accounting guidance provide by ASC 815, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, has been presented as a derivative liability.  Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period.

In December 2010 the former director converted the note principal and accrued interest of $18,491 into 947,312 shares of common stock.  Such shares were issued on December 31, 2010.  Accordingly, the Company reclassified the derivative liability to equity.

(c)
In September 2009, the Company entered into agreements with the Chief Executive Officer and Chief Financial Officer together to defer a total of $287,000 in compensation owed to them as of September 30, 2009.  In return, the Company issued to the Chief Executive Officer and Chief Financial Officer each a promissory note for the deferment.  The notes mature in January 2011 and interest will be accrued at 10% per annum compounded monthly.

As of December 31, 2010 and 2009, the Company is reflecting a liability of $333,239 and 287,000 which includes $46,239 and
$-0- of accrued interest, respectively.

(d)
On April 7, 2010, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer each made loans of $100,000 to the Company.  The loans accrue interest at the rate of 7% per annum.  In addition, the Company issued warrants to each officer to purchase 431,034 shares of common stock at an exercise price of $0.059 per share.  The loans are due and payable no later than October 7, 2010.  The interest accrued on the loans are to be paid on the 7th day of each month until the loans mature and paid off.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.059 per share, which was the closing market price of the common stock as of the closing date of the loans.

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

As of December 31, 2010, the Company is reflecting a liability of $201,206 which includes $1,206 accrued interest.

On October 4, 2010, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer each made loans of $100,000 to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued warrants to each officer to purchase 200,000 shares of common stock at an exercise price of $0.10 per share.  The loans are due and payable by or on November 17, 2010.  The interests accrued on the loans were to be paid on mature day when the principals were repaid.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.10 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sales of the notes of $200,000 were recorded net of a discount of $120,000.  The debt discount consisted of $31,800 related to the fair value of the warrants and approximately $88,200 related to the fair value of the embedded conversion option.  The debt discount was charged to interest expense in the fourth quarter of 2010.

On December 17, 2010, the Company repaid its Chief Executive Officer and Chief Financial Officer a total of $200,000 loan principal and $4,170 accrued interest.

NOTE 8 – PROMISSORY NOTES PAYABLE

Notes payable and accrued interest at December 31, 2010 and 2009 consists of the following:

	December 31,
	2010		2009
	$219,297	(a)	$210,443	(a)
	75,000	(b)	75,000	(b)
	170,247	(c)	236,624	(c)
	26,539	(d)	--	(d)
Total	491,083		522,067
Less long-term portion	(20,423)		(236,624)
Current Portion	470,660		285,443

(a)
These are unsecured notes bearing interest at rates ranging from 10% to 15% per annum, and have no specific due date for repayment.  The outstanding principal amount of $83,222 includes accrued and unpaid interest of $136,076 and $127,221 as of December 31, 2010 and 2009, respectively.  No demands for repayment have been made by the note holders. As of December 31, 2010 and 2009, the Company is not compliant with the repayment terms of the notes and is in technical default.

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

Under the advice of then outside counsel, the Company sent inquiries to various parties claiming an interest in the note and shares. The Company has not received a response from any of the parties contacted.  In December 2009, the Company issued the remaining 1,250,000 shares to the note holder and recognized a gain on settlement of debt of approximately $203,000.  The shares are currently held in an outside attorney’s escrow account for the benefit of the legal owner of the note. At December 31, 2010  and 2009, the Company is reflecting a liability of $75,000, which represents the unpaid settlement payment.

(c)
In September 2009, the Company entered into agreements with three of the Company’s consultants and vendors to defer a total in the aggregate of $236,624 in compensation owed to them.  In return, the Company issued to the three vendors each a promissory note for the deferment.  The notes mature in January 2011 and interest will be accrued at 10% per annum compounded monthly.  As of December 31, 2009 the Company reclassified $236,624 from current liabilities to long term liabilities.
In February 2010, one of the above three vendors, requested to convert the note payable of $90,000 principal plus $5,781 accrued interest into the Company’s common stock.  The request was approved by Board of Directors on February 19, 2010 and the conversion price was set at $0.055 which is the closing price published on OTCBB.com on the date of the approval of such request.  On March 2, 2010, 1,741,464 shares were issued for such conversion.
As of December 31, 2010 and 2009, the Company is reflecting a liability of 170,247 and 236,624 which includes accrued interest of $23,622 and $0, respectively.  As of December 31, 2010 the Company is not compliant with the repayment terms of the notes and is in technical default.

(d)
In February, 2010, the Company acquired a vehicle for business use.  Cost of the vehicle is approximately $30,000 and the Company financed the entire cost.  The financing term is approximately $500 per month for sixty months based on an annual interest rate of 9%. As of December 31, 2010, the Company is reflecting $26,539 as the unpaid principal.

The maturities of this note over the next five years are as follows:

For the Years Ending December 31,	Total
2011	$5,400
2012	5,900
2013	6,400
2014	7,000
2015	1,800
Total	$26,500

NOTE 9 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable and accrued interest at December 31, 2010 and 2009 consists of the following:

	December 31,
	2010		2009
	$--	(a)	55,208	(a)
	670,132	(b)	328,986	(b)
Total	670,132		384,194
Less Debt discount	(241,657)		(104,214)
Current Portion	428,475		$279,980

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

As of December 31, 2009, the Company is reflecting a liability of $55,208 which included $5,205 of accrued interest.

In April 2010, the lender requested to convert $50,000 plus accrued interest of $7,084 into the Company’s common stock.  The Company issued 1,630,967 shares in connection of such conversion.

(b)
From January 2009 through December 2009, the Company raised $325,000 through debt financing from multiple lenders.  The Company issued each lender a convertible promissory note in the principal amount of money each lender loaned to the Company.  The promissory note matures in one year and bears interest at 10% per annum and is convertible at the option of the holder in to shares of common stock. The conversion prices range from $0.044 to $0.07. In addition the Company granted 1,278,380 warrants to the note holders. The warrants have a life of 5 years and are fully vested on the date of the grant, the exercise price of the warrants ranges from $0.0528 to $0.0840.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the $325,000 notes were recorded net of a discount of $123,500.  The debt discount consisted of approximately $80,400 related to the fair value of the embedded conversion option and approximately $43,100 related to the fair value of the warrants.  The debt discount was being charged to interest expense ratably over the term of the convertible note.

As of December 31, 2009 the outstanding amount owed under the convertible notes, principal and accrued interest was $328,986.

 In 2010, the Company raised $595,000 through debt financing from multiple lenders.  The Company issued each lender a convertible promissory note in the principal amount of money lender loaned to the Company.  The promissory note matures in one year and bears interest at 10% per annum and is convertible at the option of the holder in to shares of common stock. The conversion prices range from $0.052 to $0.157.  In addition the Company granted 1,277,307 warrants to the note holders. The warrants have a life of 5 years and are fully vested on the date of the grant, the exercise price of the warrants ranges from $0.0624 to $0.1884.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note $595,000 was recorded net of a discount of $334,900.  The debt discount consisted of approximately $244,400 related to the fair value of the embedded conversion option and approximately $90,500 related to the fair value of the warrants.  The debt discount was being charged to interest expense ratably over the term of the convertible note.

During the year ended December 31, 2010, multiple lenders requested to convert total aggregated $275,000 principal plus accrued interest of $24,675 into the Company’s common stock.  The Company issued total aggregated 5,840,939 shares of common stock in connection with such conversions.

As of December 31, 2010, the Company is not in compliance with the repayment terms with certain notes and is currently in technical default.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space in Plainview, New York.  The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.

The minimum lease payments due under this lease are as follows:

For the Years Ending December 31,	25 Fairchild Ave. facility
2011	$65,065
2012	67,017
2013	69,029
2014	71,098
Thereafter	36,074
$308,283

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

The minimum lease payments due under this lease are as follows:

For the Years Ending December 31,	160 Dupont St. facility
2011	$100,200
2012	64,200
$164,400

Rent expense during the years ended December 31, 2010 and 2009 was approximately $132,400 and $114,300, respectively.

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

On March 26, 2010 the Company entered into a thirty-six month term management agreement with HEI, effective January 1, 2010. The Company had fees owing to HEI of $ 180,000 through December 31, 2009 of which $90,000 was converted to an interest bearing note in September 2009.  HEI has agreed to convert their past due fees into common stock of the Company. The Company’s Board has approved the following:
●
On February 1, 2010 the Board approved the request of HEI to convert $ 90,000 of debt to 1,764,706 shares of common stock .The conversion price is ($0.051) equals the fair value of the common stock on the date of the approval of such request.

●
On February 19, 2010 the Board approved the request of HEI to convert a $ 90,000 promissory note dated September 28, 2009 and $ 5,780.52 of accrued interest into 1,741,464 shares of common stock. The conversion price ($0.055) was the fair value of the common stock on the date of the approval of such request.

Effective, January 1, 2010 the fees to HEI were increased to $23,000 per month for implementation of Phase I of the agreement and Phase 2 to be implemented on July 1, 2010 at a monthly fee of $36,000 per month.

By mutual agreement the Hidell Eyster General Management Services Agreement was terminated  under a Settlement Agreement executed December 29, 2010, effective November 15, 2010. Under the terms of this agreement and in full satisfaction of all claims for payment a cash settlement of $250,000 will be paid on a monthly basis after a $20,000 down payment from January 15, 2011 to November 15, 2011. In addition to the cash settlement, 86,670 shares of common stock were delivered to Hidell Eyster

On August 6, 2008, the Company entered into a six month consulting agreement with Designs and Project Development Corp. (D & P) for planning and continued development of the PureSafe FRWS. The agreement provided for a fixed fee of $6,667 per month plus reimbursement of expenses. Upon termination of the consulting agreement, the agreement continued on a month to month basis. In addition to the fixed fee, in July  2008 the Company issued to D&P’s President, Alphonse Wolter 100,000 shares of common stock, and warrants to purchase an additional 250,000 shares of common stock for the year ended December 31, 2008 the Company incurred a charge of $5,000 for the issuance of these shares.

In April 2009, the Company issued Mr. Wolter 500,000 shares of common stock, and warrants to purchase an additional 500,000 shares of common stock for services.  For the year ended December 31, 2009 the Company incurred a charge of $34,700 for the issuance of these shares.

In September 2009, D & P agreed to convert $57,003 of the liability to an interest bearing note.

Effective January 1, 2010 the fee to D & P was increased to $100,000 per annum. On February 1, 2010 the Company issued to Mr. Wolter 500,000 shares of common stock and incurred a stock-base compensation charge of $25,500 for the year ending December 31, 2010.  In addition, in February 2010, the Company issued 457,549 shares of common stock to D&P upon the request by Mr. Al Wolter to convert $23,335 of accrued compensation due to them.

Litigation

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

In addition to the above, the Company may be involved in legal proceedings in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 11 - COMMON STOCK ISSUED

During the year ended December 31, 2010, the Company recorded the following transactions:

Debt

During the year ended December 31, 2010, the Company issued total 9,558,305 shares of common stock upon the requests from various convertible note holders to convert their notes plus accrued interest totaling $470,708 into the company’s common stock based on the term set forth in the loan, which include 581,308 shares issued for the conversion of $27,093 principal and interest owed to the Company’s Chief Executive Officer, 557,778 shares issued for the conversion of $27,889 principal and interest owed to the Company’s Chief Financial Officer and 947,312 shares issued for the conversion of $68,491 principal and interest owed to a former board director.  The conversion rates were from $0.044 to $0.0723.

During the year ended December 31, 2010, the Company issued 6,110,778 shares of Common Stock in settlement of $318,616 of accrued compensation which includes 1,058,824 shares issued to the Company’s Chief Executive Officer in settlement of $54,000 accrued compensation, 588,235 shares issued to the Company’s Chief Financial Officer in settlement of $30,000 accrued compensation and 3,506,170 shares issued in settlement of $185,781 accrued compensation owed to a consulting firm in which the Company’s former Chief Operating Officer has 95% of ownership.

Cash

Through Equity Financing:
In 2010, the Company received gross proceeds of $1,292,939 through the sale of an aggregate of 13,377,062 shares of common stock and warrants to purchase 2,675,268 shares of common stock at an exercise price of $0.0636 to $0.2498 per share.  The warrants have a term of three years.

Through Debt Financing:
In 2010, the Company received gross proceeds of $595,000 through debt financing.  The Company issued each lender a promissory note bearing interest rate of 10% per annum with a term of one year.  In connection with the placement, the Company also issued each lender a warrant to purchase aggregate 1,277,307 shares of common stock at exercise price of $0.0624 to $0.1884 per share.  The warrants have a term of five years.

Through Warrant Exercise:
In 2010, the Company received gross proceeds of $494,997 through warrant exercise.  The Company issued aggregate of 8,649,943 shares of common stock in connection with warrant exercises.

Services

In February 2010, the Company issued an aggregate 908,557 shares of common stock to multiple employees and consultants per grant that were approved by the Company’s Board of Directors.  The shares were fully vested on the date of the grant and accordingly, the Company recorded a total of $57,250 of stock-based compensation in connection with this issuance.

In February 2010, the Company issued 500,000 shares of common stock to the Company’s Vice President of International Markets per a grant that was approved by the Company’s Board of Directors.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $25,500 of stock-based compensation in connection with this issuance.

In 2010, the Company issued 1,473,724 shares of common stock to the Company’s Chief Executive Officer per grants that were approved by the Company’s Board of directors.  All shares were fully vested on the date of the grant and accordingly, the Company recorded $119,997 of stock-based compensation in connection with this issuance. The grants include 202,922 shares issued to the Chief Executive Officer as the director fees for the 3rd and 4th quarter of 2010.    In addition, in February 2010, the Company issued 2,000,000 shares to the Company’s Chief Executive Officer.  The issuance is part of the grant the Company awarded to the officer in April 2009 in which the Chief Executive Officer has the right to receive a total of 4,000,000 shares of common stock of which 2,000,000 shares were issued in April 2009 and the remaining 2,000,000 shares were to be issued on January 1, 2010.   The Company incurred stock-based compensation of $114,000 in connection with February 2010 issuance.

In 2010, the Company issued 1,473,724 shares of common stock to the Company’s Chief Financial Officer per grants that were approved by the Company’s Board of Directors.  All shares were fully vested on the date of the grant and accordingly, the Company recorded $119,997 of stock-based compensation in connection with this issuance. The grants include 202,922 shares issued to the Chief Financial Officer as the director fees for the 3rd and 4th quarter of 2010.    In addition, in February 2010, the Company issued 2,000,000 shares to the Company’s Chief Financial Officer.  The issuance is part of the grant the Company awarded to the officer in April 2009 in which the Chief Executive Officer has the right to receive a total of 4,000,000 shares of common stock of which 2,000,000 shares were issued in April 2009 and the remaining 2,000,000 shares were to be issued on January 1, 2010.  The Company incurred stock-based compensation of $114,000 in connection with February 2010 issuance.

In July, 2010, the Company issued a total of 357,144 shares of common stock to its four directors, excluding shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 89,286 shares for their third quarter of 2010 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $50,000 in connection with the July issuance.

In October, 2010, the Company issued a total of 454,544 shares of common stock to its four directors, excluding shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 113,636 shares for their fourth quarter of 2010 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $50,000 in connection with the October issuance.

During the twelve months ended December 31, 2010, the Company granted 1,072,461 of warrants to purchase common stock at a price of approximately $0.05 to $0.1 per share to employees and contractors for services provided. The warrants have a life of 5 years and were fully vested on the date of the grant. The Company recorded a charge of approximately $82,500 for the fair value of the grant.

On March 8, 2010, the Company granted 2,000,000 warrants to the Company’s Chief Executive Officer to purchase common stock at a price of $0.052 per share.  The award was approved by Board of Directors on March 8, 2010.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The Company recorded a charge of approximately $69,600 for the fair value of the grant.

On March 8, 2010, the Company granted 2,000,000 warrants to the Company’s Vice President of International Markets to purchase common stock at a price of $0.052 per share to a consultant for services provided. The award was approved by Board of Directors on March 8, 2010.  The warrants have a life of 5 years and were fully vested on the date of the grant. The Company recorded a charge of approximately $69,600 for the fair value of the grant.

In August 2010, Board of Directors cancelled three million warrants granted to a consultant in connection with consulting agreement signed in December 2007 due to non-performance.  The cancellation was approved by Board of Directors on April 30, 2010.  The Company reclassified $173,100 of derivative liability to equity relating to such agreement.

In addition the Company recorded a charge of approximately $26,427 for the amortization of previously granted warrants for services.

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

3.
250,000 shares of common stock and granted a five-year option to purchase an additional 250,000 shares of common  stock to the Company’s controller.  The option was made fully vested and exercisable as of its grant date and has an exercise price of $0.041 per share.  Such stock and option were granted under the Company’s 2008 Equity Incentive Plan. The Company recorded stock-based compensations of $10,250 and $7,100, respectively

NOTE 12 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, issuable in series with rights, preferences, privileges and restrictions as determined by the Company’s board of directors.

At December 31, 20010, outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$53	$52,500	$832,600	$15.86	$1,357,600
Series D	2,000,000	93,000	93	55,800	808,200	8.69	1,342,950
Series F	1,000,000	38,644	39	--	190,328	--	--
		184,144	$185	$108,300	$1,831,128		$2,700,550

At December 31, 2009 outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$53	$52,500	$780,100	$14.86	$1,305,100
Series D	2,000,000	93,000	93	55,800	752,400	8.09	1,287,150
Series F	1,000,000	38,644	39	--	190,328	--	--
		184,144	$185	$108,300	$1,722,828		$2,592,250

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

Series F

The Series F 10% convertible preferred stock is a two-year convertible preferred instrument.  All dividends are cumulative and are payable in shares of common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier.  The conversion rate for shares and accrued dividends payable is 40 shares of common stock for each share of preferred stock.  The Series F convertible preferred stockholders have voting rights equal to the common stockholders.  The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation.  In connection with Series F Preferred Stock conversions, the Company recorded dividends of $0 and $0 for each of the years ended December 31, 2010 and 2009, respectively.

NOTE 13 – STOCK WARRANTS

The following warrants were issued by the Company in connection with Convertible Promissory Notes:

The year ended December 31, 2009	1,482,547
The year ended December 31, 2010	2,210,082

The following warrants were issued by the Company in connection with various employment and compensation agreements:

The year ended December 31, 2009	11,090,000
The year ended December 31, 2010	4,997,461

The following warrants were issued by the Company in connection with equity private placements:

The year ended December 31, 2009	2,452,590
The year ended December 31, 2010	2,675,268

In 2009, total 7,100,000 warrants expired which included 2,000,000 warrants issued to the Company’s Chief Executive Officer and 2,000,000 warrants issued to the Company’s V.P. in International markets in connection with the commencement of their employments with the Company in 2007.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

The following tables sets forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the years ended December 31, 2010 and 2009:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2008	30,160,910	$0.11	$--

Granted	15,025,137	0.05	--
Expired	(7,272,352)	0.12	--
Cancelled	--	--	--
Outstanding at December 31, 2009	37,913,695	0.11	--

Granted	9,857,811	0.11	--
Expired	(8,619,443)	0.11	--
Exercised	(9,191,081)	0.08	--
Cancelled	(3,000,000)	0.05	--
Outstanding at December 31, 2010	26,960,982	$0.09	--

The following is additional information with respect to the Company's warrants as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Warrants	Weighted Average Exercise Price
$0.0348	344,828	1.1 years	$0.0348	344,828	$0.0348
0.0384	128,125	1.1 years	0.0384	128,125	0.0384
0.0410	10,500,000	3.3 years	0.0410	10,500,000	0.0410
0.0420	285,714	0.2 years	0.0420	285,714	0.0420
0.0455	131,927	1.8 years	0.0455	131,927	0.0455
0.0470	512,820	2.8 years	0.0470	512,820	0.0470
0.0480	750,000	3.2 years	0.0480	750,000	0.0480
0.0510	25,000	4.1 years	0.0510	25,000	0.0510
0.0520	4,000,000	4.2 years	0.0520	4,000,000	0.0520
0.0528	340,908	3.0 years	0.0528	340,908	0.0528
0.0552	108,696	3.8 years	0.0552	108,696	0.0552
0.0576	104,167	3.8 years	0.0576	104,167	0.0576
0.0580	250,000	0.6 years	0.0580	250,000	0.0580
0.0590	1,709,529	4.4 years	0.0590	1,709,529	0.0590
0.0600	100,000	3.8 years	0.0600	100,000	0.0600
0.0608	394,737	2.9 years	0.0608	394,737	0.0608
0.0624	96,154	4.0 years	0.0624	96,154	0.0624
0.0636	188,680	3.1 years	0.0636	188,680	0.0636
0.0660	363,636	4.0 years	0.0660	363,636	0.0660
0.0667	500,000	1.2 years	0.0667	500,000	0.0667
0.0672	89,286	4.0 years	0.0672	89,286	0.0672
0.0692	86,655	2.3 years	0.0692	86,655	0.0692
0.0700	2,000,000	0.7 years	0.0700	2,000,000	0.0700

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Notes to Consolidated Financial Statements

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Warrants	Weighted Average Exercise Price
0.0716	321,042	2.3 years	0.0716	321,042	0.0716
0.0720	83,333	1.5 years	0.0720	83,333	0.0720
0.0780	76,923	3.9 years	0.0780	76,923	0.0780
0.0840	71,429	3.9 years	0.0840	71,429	0.0840
0.0853	90,000	1.3 years	0.0853	90,000	0.0853
0.0864	138,890	1.6 years	0.0864	138,890	0.0864
0.0876	273,974	1.6 years	0.0876	273,974	0.0876
0.1000	450,000	4.6 years	0.1000	450,000	0.1000
0.1008	166,667	0.5 years	0.1008	166,667	0.1008
0.1064	225,475	2.6 years	0.1064	225,475	0.1064
0.1080	111,111	0.2 years	0.1080	111,111	0.1080
0.1156	415,224	0.3 years	0.1156	415,224	0.1156
0.1200	150,000	1.2 years	0.1200	150,000	0.1200
0.1216	148,075	2.4 years	0.1216	148,075	0.1216
0.1252	95,877	2.8 years	0.1252	95,877	0.1252
0.1272	94,340	2.8 years	0.1272	94,340	0.1272
0.1300	231,353	2.6 years	0.1300	231,353	0.1300
0.1360	44,131	2.7 years	0.1360	44,131	0.1360
0.1420	42,265	2.7 years	0.1420	42,265	0.1420
0.1440	166,666	4.9 years	0.1440	166,666	0.1440
0.1516	39,588	2.4 years	0.1516	39,588	0.1516
0.1668	143,885	5.0 years	0.1668	143,885	0.1668
0.1764	40,816	2.9 years	0.1764	40,816	0.1764
0.1896	126,582	2.5 years	0.1896	126,582	0.1896
0.2388	25,126	2.4 years	0.2388	25,126	0.2388
0.2751	21,805	2.4 years	0.2751	21,805	0.2751
0.2788	21,524	2.4 years	0.2788	21,524	0.2788
0.2792	25,785	2.4 years	0.2792	25,785	0.2792
0.2948	108,230	2.5 years	0.2948	108,230	0.2948
	26,960,982			26,960,982

NOTE 14 - RELATED PARTY TRANSACTIONS

(a)
In March 2007, the Company’s Chief Executive Officer and a former director each made loans of $50,000 to the Company.  The loans accrue simple interest at the rate of 10% per annum and were due and payable 120 days after funding.  The loans carry an option that, if the loans were not repaid by June 14, 2007 and June 29, 2007, respectively, such options would entitle the lenders to convert their debt into shares of common stock at a conversion price equal to 50% of the average closing price of the common stock over the three previous business days preceding the date of demand for conversion is made.  Under accounting guidance provide by ASC 815, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability.  Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period.  In January 2008, the Chief Executive Officer converted her note plus accrued interest of $53,658 into 2,146,324 shares of common stock.  In December 2010, the Company issued 947,312 shares of common stock to the former director upon his request to convert his 2007 loan principal $50,000 and accrued interest of $18,491.

(b)
In each of 2009 and 2010, a firm in which the Company’s Chief Financial Officer held fifty percent equity position was retained to prepare the Company’s income tax and other returns.  During the years ended December 31, 2010 and 2009, the Company incurred fees totaling $7,364 and $4,768, respectively, with respect to such services rendered.

(c)
In April 2009, the Company granted the Company’s chief executive officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares were issued in February 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully vested as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under the Company’s 2008 Equity Incentive Plan.  In 2010 and 2009, the Company incurred stock-based compensation for such stock grants were $114,000 and $82,000, respectively and $0 and $84,900, respectively,  in connection with such option grant.

(d)
In April 2009, the Company granted the Company’s chief financial financial the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares were issued in February 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully vested as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under the Company’s 2008 Equity Incentive Plan.  In 2010 and 2009, the Company incurred stock-based compensation for such stock grants were $114,000 and $82,000, respectively and $0 and $84,900, respectively, in connection with such option grant.

(e)
In May 2009, the Company issued 250,000 shares of common stock to a director in order to fulfill the Company’s obligation in connection with the appointment of the director effective March 14, 2008.  The Company incurred stock-based compensation of $8,750 in connection with such stock issuance.

(f)
In December 2009, the Company issued 1,000,000 shares of Common Stock to each of the Company’s Chief Executive Officer and Chief Financial Officer and recorded $100,000 of stock-based compensation.  The issuance is in connection with the 2008 award that granted each of the Company’s chief executive officer and chief financial officer 2,000,000 shares of common stock with 1,000,000 shares vesting immediately and 1,000,000 shares vesting in one year provided the officer remains employed by the Company.  The Company incurred $100,000 of stock-based compensation.

(g)
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

(h)
In March 2010, the Company issued to its Chief Executive Officer 1,058,824 shares of common stock in settlement of $54,000 accrued compensation, 588,235 shares to the Company’s Chief Financial Officer in settlement of $30,000 accrued compensation and 500,000 shares to the Company’s Vice President of International Markets in settlement of $25,500 accrued compensation.

(i)
In February 2010, the Company issued 600,000 shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial per grant that was approved by the Company’s Board of Birectors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $61,200 of stock-based compensation in connection with this issuance.

(j)
In February 2010, the Company issued 500,000 shares of common stock to each of the Company’s Vice President of International Markets and Director of Research and Development per grant that was approved by the Company’s Board of Directors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $51,000 of stock-based compensation in connection with this issuance.

(k)
On March 8, 2010, the Company granted 2,000,000 warrants to the Company’s Chief Executive Officer to purchase common stock at a price of $0.052 per share.  The award was approved by Boar of Directors on March 8, 2010.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The Company recorded a charge of approximately $69,600 for the fair value of the grant.

(l)
On March 8, 2010, the Company granted 2,000,000 warrants to the Company’s Vice President of International Markets to purchase common stock at a price of $0.052 per share to a consultant for services provided. The award was approved by Boar of Directors on March 8, 2010.  The warrants have a life of 5 years and were fully vested on the date of the grant. The Company recorded a charge of approximately $69,600 for the fair value of the grant.

(m)
On June 30, 2010, the Company’s Chief Operating Officer requested to convert $25,000 he lent to the Company in October 2009 plus accrued interest $1,514 to the Company’s common stock. The Company issued 530,278 shares of common stock to the designated party the Chief Operating Officer instructed.  In addition, the Chief Operating Officer also exercised 100,000 warrants that he received through the October 2009 loan, at the exercise price of $0.06 per share.  The Company issued 100,000 shares to the Chief Operating Officer and received $6,000 in connection with such warrant exercise. The Company reclassified $10,600 of the derivative liability to equity for the fair value of the embedded conversion option on the date of conversion.

(n)
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

The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sales of the notes of $200,000 was recorded net of a discount of $101,600.  The debt discount consisted of $34,800 related to the fair value of the warrants and approximately $66,800 related to the fair value of the embedded conversion option.  The debt discount will be charged to interest expense ratably over the term of the convertible notes.

(o)
On July 12, 2010, the Company issued 1,764,706 shares of common stock in settlement of $90,000 of accounts payable due to Hidell-Eyster Technical Services (“Hidell-Eyster”) with whom the Company signed a General Management Agreement with in March 2010.  Hidell-Eyster subsequently transferred all shares to their employees including 419,118 shares to Carroll S. Keim, President and Chief Executive Officer of Hidell-Eyster, who also served as the Company’s President under the March 2010 agreement, and 419,117 shares to Henry R. Hidell, Founder and Chairman of Hidell-Eyster, who also served as the Company’s Chief Operating Officer under the same agreement.

(p)
On October 4, 2010, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer each made loans of $100,000 to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued warrants to each officer to purchase 200,000 shares of common stock at an exercise price of $0.10 per share.  The loans are due and payable by or on November 17, 2010.  The loan and accrued interest were to be paid on the mature date.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.10 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sales of the notes of $200,000 were recorded net of a discount of $120,000.  The debt discount consisted of $31,800 related to the fair value of the warrants and approximately $88,200 related to the fair value of the embedded conversion option.  The debt discount was charged to interest expense ratably over the term of the convertible notes.

On December 27, 2010, the Company repaid the entire loan principal of $200,000 plus accrued interest of $4,170 to its chief executive officer and chief financial officer.

(q)
In July, 2010, the Company issued a total of 178,572 shares of common stock to its Chief Executive Officer and Chief Financial Officer, each of which received 89,286 shares for their third quarter of 2010 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $25,000 in connection with the July issuance.

(r)
In October, 2010, the Company issued a total of 227,272 shares of common stock to its Chief Executive Officer and Chief Financial Officer, each of which received 113,636 shares for their fourth quarter of 2010 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $25,000 in connection with the October issuance.

(s)
On October 19, 2010, the Company issued 670,802 shares to each of the Company’s Chief Executive Officer and Chief Financial Officer. The issuance was approved by the Board of Directors on August 5, 2010 for their efforts in raising capital.  The Company recorded $128,794 stock-based compensation for such issuance.

(t)
On December 30, 2010, the Company issued 557,778 shares of common stock to its chief financial officer upon his request to convert $25,000 of loan principal and $2,889 of accrued interest the Company owed him into common stock based on the terms in the loan agreement the Company entered with the officer on October 23, 2009.

(u)
On December 30, 2010, the Company issued 581,308 shares of common stock to its chief executive officer upon his request to convert $25,000 of loan principal and $2,903 of accrued interest the Company owed her into common stock based on the terms in the loan agreement the Company entered with the officer on October 21, 2009.

NOTE 15 - INCOME TAXES

As of December 31, 2010 and 2009, the Company had approximately $29.7 million and $26.9 million, respectively, of federal net operating loss carryforwards available to offset future taxable income. These net operating losses which, if not utilized, begin expiring between the years 2011 through 2030.  In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforward may be subject to an annual limitation in the event of a change of control.  The Company performed a preliminary evaluation as to whether a change of control, as defined under the regulations has taken place, and concluded that no change of control has occurred to date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 - “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates the length of carryback and carryforward periods, and expectations of future profits, etc. The Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance for the full amount as of December 31, 2010 and December 31, 2009.  For the year ended December 31, 2010 and 2009 the deferred tax asset valuation allowance increased by approximately $1.1 million and $851,000, respectively.

As of December 31, 2010 and 2009 the deferred tax asset consisted of the following:

	2010	2009
Deferred Tax Asset
Net operating loss carryovers	$11,900,000	$10,800,000
Total deferred tax asset	11,900,000	10,800,000
Valuation allowance	(11,900,000)	(10,800,000)
Deferred tax asset, net of valuation allowance	--	--

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits."  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the statements of operation. Penalties would be recognized as a component of "General and administrative expenses."

No interest or penalties were recorded during the years ended December 31, 2010 and December 31, 2009 respectively. As of December 31, 2010 and December 31, 2009 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in U.S. Federal and various state jurisdictions and are subject to audit by tax authorities beginning with the year ended December 31, 2007. The Company is subject to certain state and local taxes based on capital.  The state and local taxes based on capital were immaterial for each of the years ended December 31, 2010 and 2009.

The income tax provision (benefit) consists of the following:

	December 31,
	2010	2009
Federal
Current	--	--
Deferred	(900,000)	(340,000)
State and local
Current	--	--
Deferred	(200,000)	(60,000)
Change in valuation allowance	1,100,000	400,000
Income tax provision (benefit)	--	--

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the year ended December 31, 2010 and 2009 is as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State tax benefit, net of federal tax	(6.0)	(6.0)
Non-deductible Stock based compensation	5.4	13.6
Change in fair value of derivative liability	15.9	--
Other permanent differences	2.7	(4.4)
True up of net operating loss	--	(9.7)
Change in valuation allowance	16.0	40.5
Effective rate	0.0%	0.0%

NOTE 16 - CREDIT RISK

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

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2010 and through April 13, 2011, the Company received gross proceeds of $100,000 through debt financing.  The Company issued each lender a promissory note bearing interest rate of 10% per annum with a term of one year.  In connection with the placement, the Company also issued each lender a five-year warrant to purchase aggregate 127,389 shares of common stock at exercise price of $0.1884.

Subsequent to the year ended December 31, 2010 and through April 13, 2011, the Company received gross proceeds of $100,000 through the sale of an aggregate of 708,465 shares of common stock and warrants to purchase additional 141,694 shares of common stock at an exercise price of $0.1648 to $0.174.  The warrants have a term of three years.

Subsequent to the year ended December 31, 2010 and through April 13, 2011, the Company received gross proceeds of $42,922 from various investors through exercise 641,933 warrants to purchase 641,933 shares of common stock.  The exercise prices were from $$0.0384 to $0.1216.  All shares were issued in the first quarter of 2011.

Subsequent to the year ended December 31, 2010 and through April 13, 2011, the Company issued total aggregated 1,998,343 shares of common stock upon receiving the requests from multiple lenders to convert total of $100,000 loan principal and $10,403 accrued interest into the Company’s common stock.

On January 25, 2011, the Company issued 86,670 to a consultant to settle $11,440 accrued compensation as part of the settlement agreement that the Company entered with on December 29, 2010.

On March 9, 2011, the Company issued 2,000,000 shares of common stock to the Company’s Chief Financial Officer per a grant that was approved by the Company’s Board of Directors on January 21, 2011.  The Company recorded $276,000 of stock-based compensation in connection with this issuance.

On March 21, 2011, the Company issued 2,000,000 shares of common stock to the Company’s Chief Executive Officer per a grant that was approved by the Company’s Board of Directors on January 21, 2011.  The Company recorded $276,000 of stock-based compensation in connection with this issuance.

On January 27, 2011, the Company issued an aggregate 325,000 shares of common stock to multiple employees and consultants per grant that were approved by the Company’s Board of directors.  The shares were fully vested on the date of the grant and accordingly, the Company recorded a total of $43,550 of stock-based compensation in connection with this issuance.

On January 13, 2011, the Company issued an aggregate 452,900 shares of common stock to its board of directors, which include the Company’s Chief Executive Officer and Chief Financial Officer, as their director fees for the first quarter of 2011.  Each director received 90,580 shares.  The Company recorded a total of $62,500 of stock-based compensation in connection with this issuance.

On February 7, 2011, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer each made loans of $50,000 to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued warrants to each officer to purchase 89,928 shares of common stock at an exercise price of $0.139 per share.  The loans are due and payable by or on February 7, 2012.  The loans and accrued interest were to be paid on the mature date.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.139 per share, which was the closing market price of the common stock as of the closing date of the loans.

On March 16, 2011, the Company’s Chief Financial Officer made loan of $85,000 to the Company.  The loan accrues interest at the rate of 10% per annum.  In addition, the Company issued warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share.  The loan is due and payable by or on March 16, 2012.  The loan and accrued interest are to be paid on the maturity date.  The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.122 per share, which was the closing market price of the common stock as of the closing date of the loans.

On March 28, 2011, the Company’s Chief Financial Officer made loan of $40,000 to the Company.  The loan accrues interest at the rate of 10% per annum.  In addition, the Company issued warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 per share.  The loan is due and payable by or on March 28, 2012.  The loan and accrued interest are to be paid on the maturity date.  The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.12 per share, which was the closing market price of the common stock as of the closing date of the loans.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2010.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were  not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2010:

Entity Level.  We recognize the need to provide leadership and guidance to our employees regarding the maintenance and preparation of financial matters.  There is a weakness due to the fact that there are not documented policies and procedures in place for certain procedures.  An audit committee has not been established.

Financial Reporting.  There needs to be a more structured mechanism for evidence of review in the financial reporting process.  The following procedures have been implemented since the beginning of 2009, (a) Chief Financial Officer signs and date all financial documents upon the completion of reviewing such documents, (b) all approval or permission will be evidenced by either email or in writing.  No oral approval or permission is allowed, (c) General Journal is recorded only after Chief Financial Officer approves (in writing) such entry and (d) monthly bank reconciliations must complete within 15 days after month ends and reviewed by Chief Financial Officer 5 days after the completion of bank reconciliation.

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

The entire staff consists of two officers, one Controller and one receptionist.  Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more experienced employees in financial reporting, establishing an audit committee and formally documenting the controls the Company has in place.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management’s annual report on internal control over financial reporting in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Principal Positions and Offices with our Company	Director Since
Leslie J. Kessler	63	Chief Executive Officer and Chairman	2007
Terry R. Lazar	67	Chief Financial Officer and Director	2007
Gerard Stoehr	57	Chief Operating Officer	2011
Malcolm Hoenlein	67	Director	2008
Paul Goldenberg	55	Director	2010
Jack Tomarchio	55	Director	2010

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

Gerard Stoehr was appointed Chief Operating Officer of the Company effective January 1, 2011.  Prior to his position with the Company, from September 1, 2007 through 2010, Mr. Stoehr was president of Hudson Rail Products and Services, Long Island City, New York, which provides technical and administrative support for warranty, modifications and general field services for car builders, system suppliers and transit authorities. Prior thereto, from August 1, 2004, Mr. Stoehr was General Manager – Customer Services for Bombardier Transportation, Long Island City, New York, in charge of customer acceptance and warranty support for all passenger trains delivered in North America by Bombardier. From 1999 through 2004, Mr. Stoehr was Vice President & General Manager –Business Jet Group-Holbrook operations, for the B/E Aerospace manufacturing operations, Wellington, Florida.  Mr. Stoehr received his Degree in Business Administration from the New York University Stern School of Business in 1989.

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

Paul Goldenberg, was appointed to our Board of Directors on June 11, 2010. From 2001 to the present, Mr. Goldenberg has been the Chairman and CEO of Cardinal Point Strategies, a consulting firm specializing in providing strategic solutions on high profile and confidential matters for governments and businesses around the world.  Since 2001, Mr. Goldenberg has served as the principal advisor for counter terrorism and homeland security strategy to the County Executives of America (CEA), which represents over 700 county mayors and executives. In 2005, Mr. Goldenberg was instrumental in the design and development of the Secure Community Network (SCN) and currently serves as National Director.  SCN is the first ever faith-based, homeland security information sharing center in the United States recently recognized by Secretary Napolitano as the national model.  From 2004 to 2008, Mr. Goldenberg was a Special Adviser for International Law Enforcement Matters to the Organization for Security and Cooperation in Europe (OSCE), the largest regional government security organization in the world.  In this position, Mr. Goldenberg led a team of international police executive trainers to assist the governments and law enforcement agencies of over 20 European countries with combating the rise in international extremism and hate crime.

Mr. Goldenberg’s background includes service in the Middlesex County, New Jersey, prosecutor’s office (1985-1991), where he headed a Special Prosecutors Organized Crime Unit responsible for the investigation and prosecution of ethnic terrorism and traditional organized crime; the New Jersey Attorney General’s Office (1991-1994), where he was appointed as Chief of the State Office of Bias Crime and Community Relations, the first office of its kind in the nation and responsible for domestic terrorism, hate crimes investigation and intelligence, special civil rights investigations, community relations and counter-terrorism special response training (SWAT).  Mr. Goldenberg received a degree in Political Science from Kean College Union, New Jersey in 1977 and a degree in Public Administration/Marketing from Thomas Edison College, New Jersey in 1995.

Jack Thomas Tomarchio, was appointed to our Board of Directors on June 11, 2010.  Since August 2008, Mr. Tomarchio has been a principal in Agoge Group, headquartered in Wayne, Pennsylvania, which provides consulting services on investments and to the intelligence community.  Mr. Tomarchio was appointed by President George W. Bush as the Principal Deputy Assistant Secretary of Homeland Security for Intelligence in December 2005, and was promoted to the position of Deputy Under Secretary for   Intelligence Operations in December 2007, which position he held until August 2008.  Mr. Tomarchio’s core responsibilities in the Office of Intelligence and Analysis included working with state and local governments, the private sector and other members of the federal intelligence community to ensure that critical intelligence is more effectively and efficiently shared.  Prior to joining the Department of Homeland Security, Mr. Tomarchio was a partner with the national law firm of Buchanan Ingersoll, P.C. While at Buchanan Ingersoll, he was the co-chair of the firm’s Government Relations Department and the National Security Practice Group.

Mr. Tomarchio was commissioned as a Judge Advocate in the U.S. Army in 1980 and served four years with the 82nd Airborne Division.  His military service has included participation in Operation Urgent Fury in Grenada, Operation Desert Storm, and in Egypt with the Multinational Force and Observers. Mr. Tomarchio currently serves as a Colonel assigned to US Special Operations Command.

Mr. Tomarchio is a former Adjunct Professor at the Fels Center of Government at the University of Pennsylvania.  He was a Senior Fellow at the George Washington University Homeland Security Policy Institute and is presently a Senior Fellow at the Foreign Policy Research Institute.

Mr. Tomarchio is a cum laude graduate of Pennsylvania State University where he received a Bachelor of Arts degree in History in 1977.  He received a law degree from Vermont Law School in 1980, a Masters of Government Administration from the University of Pennsylvania in 1995, and a Masters of Strategic Studies from the U.S. Army War College in 2000.

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended December 31, 2010, with the following exceptions:.

Leslie J. Kessler, our Chief Executive Officer reported various transactions in common stock and warrants of the Company in the period October 21, 2009 to April 8, 2010 on a Form 4 filed April 8, 2010. On July 15, 2010, Ms. Kessler reported on Form 4 an April 7, 2010 transaction in our common stock. On October 12, 2010, Ms. Kessler reported on a late Form 4 an October 7, 2010 transaction in our common stock.

Terry R. Lazar, our Chief Financial Officer, reported various transactions in common stock and warrants of the Company in the period October 21, 2009 to March 5, 2010 on a Form 4 filed April 8, 2010. On July 15, 2010, Mr. Lazar reported on Form 4 an April 7, 2010 transaction in our common stock. On October 12, 2010, Mr. Lazar reported on a late Form 4 an October 7, 2010 transaction in our common stock.

Shaul Kochan, then a Vice President of the Company, on June 17, 2010 filed a Form 3 late with respect to his appointment as an officer of the Company on March 26, 2010. On June 17, 2010 Mr. Kochan filed a late Form 4 with respect to a sale of common stock on May 14, 2010.

On June 24, 2010, Jack Tomarchio, a director of the Company, filed a late Form 3 with respect to his election as a director on June 11, 2010. On October 12, 2010, Mr. Tomarchio reported on a late Form 4 an October 7, 2010 transaction in our common stock.

On June 29, 2010, Richard Pellerito, then an officer of the Company, filed a late Form 3 with respect to his appointment as an officer on March 26, 2010.

On June 29, 2010, Steve Keim, then an officer of the Company, filed a late Form 3 with respect to his appointment as an officer on March 26, 2010.

On August 13, 2010, Paul Goldenberg, a director of the Company, filed a late Form 3 with respect to his election as a director on June 11, 2010. On October 12, 2010, Mr. Goldenberg reported on a late Form 4 an October 7, 2010 transaction in our common stock.

On October 12, 2010, Malcolm Hoenlein, a director of the Company, reported on a late Form 4 an October 7, 2010 transaction in our common stock.

On October 15, 2010, Henry R. Hidell III, then an officer and director of the Company, filed a late Form 3 with respect to his appointment as an officer and election as a director on March 26, 2010. On October 20, 2010, Mr. Hidell reported on a late Form 4 various transactions in our common stock and warrants in the period June 8, 2010 to October 7, 2010.

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

Committees

Compensation committee:

Our Board of Directors has not established standing audit committee, or committees performing similar functions, to assist it in the discharge of the board’s duties.

Our Board of Directors has not established a nominating committee, nor did it adopt a nominating committee charter.  Our board believes that its size negates the need for establishing a separate nominating committee.  However, all of our Board’s nominees for election as directors of our company are approved by our directors, if any, who meet the definition of independent under the rules of The Nasdaq Stock Market.  Our independent directors, if any, will consider recommendations for election as directors submitted by our stockholders.  These recommendations will be discussed at board meetings and appropriate candidates will be invited to meet with our independent directors, if any, and the entire Board to discuss their qualifications for serving on our Board.  Our Board has not established minimum qualifications for candidates recommended by our stockholders.  Any determination to include a stockholder-recommended candidate as a board nominee remains a subjective determination to be made by our independent directors.

Item 11.  Executive Compensation.

General

The following table sets forth, with respect to our fiscal years ended December 31, 2010 and 2009, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2010 and such other executive officer and other employees of our company who were employed by our company as of the close of business on December 31, 2010 and whose total annual salary and bonus earned during our fiscal year ended December 31, 2010 exceeded $100,000.

SUMMARY COMPENSATION TABLE

	Fiscal Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Leslie J. Kessler,	2010	$180,000	$233,997	$69,600	$20,000	$503,597
Chief Executive Officer (1)	2009	108,000	132,000	198,100	0	438,100

Terry R. Lazar,	2010	140,400	169,600	64,397	20,000	394,397
Chief Financial Officer (2)	2009	60,000	132,000	84,900		276,900

Henry R. Hidell, III	2010		25,000			25,000
Chief Operating Officer (3)	2009	--	--	--		--

Carroll S. Keim,	2010
President (4)	2009

Shaul Kochan,	2010	91,666	25,500	69,600		186,766
Vice President of International Markets (5)	2009	96,000	20,000			116,000

Richard Pellerito,	2010		6,500			6,500
Vice President of Technical Sales (6)	2009

(1)
Ms. Kessler was appointed our President in January 2007 and Chief Executive Officer in February 2007.  From May 2006 to January 2007, she was an outside consultant to our company.  The amounts reflected in the table constitute the total compensation earned by Ms. Kessler during the subject fiscal years, whether or not actually paid to her.  Ms. Kessler elected to defer $90,000 from her 2010 salary.  In 2010, Ms. Kessler was awarded 3,473,724 shares of our common stock.  We recorded $233,997 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.   In addition, Ms Kessler was also awarded warrants to purchase 2 million shares of our common stock at exercise price of $0.052 per share.  We recorded $69,600 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

(2)
Mr. Lazar was appointed Chief Financial Officer and a director of our company in September 2007. The amounts reflected in the table constitute the total compensation earned by Mr. Lazar during the subject fiscal years, whether or not actually paid to him.  Mr. Lazar elected to defer $70,200 from his 2010 salary.  Mr. Lazar was awarded 3,473,724 shares of our common stock.  We recorded $233,997 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

(3)
Mr. Hidell was appointed Chief Operating Officer and a director of our company in March 2010 until his resignation in November  2010.  His regular compensation in 2010 was included in the consulting fees incurred by Hidell-Eyster Technical Service Inc. and cannot be segregated for his service. Mr. Hidell was awarded 202,922 shares of our common stock as director fees for third and fourth quarter of 2010.  We recorded 25,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

(4)
Mr. Keim was appointed President of our company in March 2010 until his resignation in November 2010. His regular compensation in 2010 was included in the consulting fees incurred by Hidell-Eyster Technical Service Inc. and cannot be segregated for his service.

(5)
Mr. Kochan joined the Company as a consultant in 2007 and was appointed as Vice President of International Markets on March 26, 2010 after his consulting agreement has expired in December 2009.  The amounts reflected in the table constitute the total compensation earned by Mr. Kochan during the subject fiscal years, whether or not actually paid to him. In addition, Mr. Kochan was awarded 500,000.

(6)
Mr. Pellerito was appointed Vice President of Technical Sales in 2010 until his resignation in November 2010.  His regular compensation in 2010 was included in the consulting fees incurred by Hidell-Eyster Technical Service Inc. and cannot be segregated for his service.  Mr. Pellerito was awarded 50,000 shares of our common stock.  We recorded $6,500 of stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

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

In April, 2008, we entered into an employment agreement with Leslie J. Kessler, our President and Chief Executive Officer, pursuant to which she is to receive a base salary of $108,000 per year.  Under Ms. Kessler’s 208 employment agreement, we are obligated to provide her with fully paid accident and health insurance for her and her family and pay her an automobile allowance of up to $1,000 per month, plus reimburse her for the expense of insurance, fuel and maintenance of the automobile.   Ms. Kessler’s employment agreement provides that, if there is a “change in control,” of our company (as defined in the agreement) and she is terminated within one year following such change in control, we are obligated to pay her an amount equal to $9,000 multiplied by the greater of (a) twelve or (b) the number of months remaining under the agreement.  In addition, upon a change in control, all of her then outstanding options and warrants will become fully vested and any restriction on any common stock previously awarded to her will lapse.  Ms. Kessler’s employment agreement also provides for payments to her in the event of her termination other than for cause, on account of her death or on account of her disability.  Ms. Kessler’s employment agreement contains confidentiality, non-competition, non-solicitation and work product provisions.  Ms. Kessler’s employment agreement has a stated term of five years with provisions for automatic one-year-extensions if neither party elects to terminate the agreement at least 90 days prior to the renewal date.

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

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of December 31, 2010:
•	with respect to each option award -
•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;
•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
•	the exercise price of such option; and
•	the expiration date of such option; and

•	with respect to each stock award -
•	the number of shares of our common stock that have been earned but have not vested;
•	the market value of the shares of our common stock that have been earned but have not vested;
•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Award –

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Leslie J. Kessler (1)	$7,000,000			$0.041	04/17/14
	2,000,000			0.052	03/07/15

Terry R. Lazar (2)	2,000,000			$0.07	09/27/11
	3,000,000			0.041	04/17/14

Shaul Kochan	2,000,000			$0.052	03/17/15
_____
(1)	Does not include 1,241,611 shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler in connection with loans she made to the Company between October 2008 and October 2010.

(2)
Does not include (a) 1,237,444 shares of our common stock issuable upon exercise of warrants granted to Mr. Lazar in connection with loans he made to the Company between October 2008 and October 2010 and (b) 370,014 shares issuable upon exercise of warrants that were issued in connection with investments Mr. Lazar made in between December 2007 and October 2009.

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

Retirement and Post Retirement Benefits

Our company does not offer a post-retirement health plan to its executive officers or employees unless it is included in a employment agreement directly entered between employee and us.

Director Compensation

We have set forth below compensation earned by any person serving as a non-executive director of our company during our fiscal year ended December 31, 2010, unless such person is also listed in the Summary Compensation Table set forth in the “Executive Compensation” subsection above. Effective January 1, 2010 through June 30, 2010 compensation for outside Directors will be  $2,000 per meeting excepting the Chairman of the Audit Committee who will receive an additional stipend of  $ 5,000 per annum. Officers of the Company who serve as Directors will receive $ 1,500 per meeting.  On May 26, 2010, the Board of Directors approved new annual board compensation, effective July 1, 2010, to be $50,000 to be paid in shares quarterly and the number of shares would be valued at the beginning of each quarter.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Malcolm Hoenlein (1)	$4,000	$25,000	$	$	$33,000
Paul Goldenberg		25,000			25,000
Jack T. Tomarchio		25,000			25,000

_________
(1)
We have agreed to compensate Malcolm Hoenlein, currently our sole outside director, $8,000 per year for his services as a director of our company until July 1, 2010 when the new director fees became effective.  In addition, in connection with his initial election to our board of directors in March 2008, we issued 250,000 shares of our common stock to Mr. Hoenlein on May 6, 2009, the first anniversary of his appointment to our Board of Directors and granted him an option to purchase an additional 500,000 shares or our common stock, exercisable for a three-year period at $0.0667 per share commencing on such one-year anniversary date.

We also reimburse our directors for reasonable expenses that they may incur for our benefit.

We also have paid certain of our prior director’s success fees for their assistance in connection with various transactions in prior years.  No such fees were paid in 2010.

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

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of March 28, 2011, by:
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

Except as otherwise indicated in the notes to the following table,
•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and
•	the address for each beneficial owner listed in the table is c/o Puresafe Water Systems, Inc., 25 Fairchild Avenue, Suite 250, Plainview, New York 11803.

Series A Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Jerome and Anne Asher JTWROS (1)	5,000	9.5%
Robert D. Asher (2)	5,000	9.5
All executive officers and directors as a group (three persons)	0	0.0%
__________
(1)	The address for Mr. J. and Ms. Asher is 2701 N. Ocean Boulevard, Apartment E-202, Boca Raton, Florida 33431.
(2)	The address for Mr. R. Asher is 72 Old Farm Road, Concord, Massachusetts 01742.

Series D Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
John A. Borger (1)	10,000	10.8%
Shirley M. Wan (2)	6,000	6.5
All executive officers and directors as a group (three persons)	0	0.0%
__________
(1)	The address for Mr. Borger is 806 E. Avenida Pico, Suite 1, PMB #262, San Clemente, California 92673.
(2)	The address for Ms. Wan is 5455 Chelsen Wood Drive, Duluth, Georgia 30155.

Series F Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Robert Kaszovitz (1)	10,000	25.2%
C Trade Inc. (2)	9,375	10.4
Olsham Grundman Frome Rosenzweig & Wolosky (3)	5,000	5.6
Peter Hoffman (4)	3,126	7.9
All executive officers and directors as a group (three persons)	0	0.0
__________
(1)	The address for Mr. Kaszovitz is 1621 51st Street, Brooklyn, New York, 11204.
(2)	The address for C Trade Inc. is 25-40 Shore Boulevard, Suite 9L, Astoria, New York 11102.
(3)	The address for Olsham Grundman Frome Rosenzweig & Wolosky is 65 East 55th Street, New York, New York 10022.
(4)	The address for Mr. Hoffman is 70-35 Vleigh Place, Flushing, New York 11367.

Common Stock:
Name and Address of Stockholder	Amount and Nature of Beneficial Ownership		Percentage of Class
Leslie Kessler (1)	28,609.619	(2)	8.45%
Terry Lazar (3)	25,809,677	(4)	7.66%
Malcolm Hoenlein (5)	1,043,502	(6)	0.32%
Paul Goldenberg (7)	293,484		0.09%
Jack Tomarchio (8)	293,484		0.09%
All executive officers and directors as a group	64,931,138	(9)	18.59%

(1)	Ms. Kessler is our Chief Executive Officer and a member of our board of directors.
(2)
Includes (a) 98,400 shares of our common stock held in Ms. Kessler’s IRA account; (b) 10,331,539 shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler or issued to Ms. Kessler in connection with loans made to or investments made in the Company by Ms. Kessler; (c) 2,054,627 shares of our common stock issuable upon conversion of outstanding loans to the Company made by Ms. Kessler to the Company in 2010 and 2011.   All warrants and conversion rights included in this section are exercisable within the next 60 days.

(3)	Mr. Lazar is our Chief Financial Officer and a member of our board of directors.
(4)
Includes (a) 270,000 shares of our common stock owned by Mr. Lazar and his spouse, jointly; (b) 185,000 shares of our common stock held in Mr. Lazar’s IRA account; (c) 205,000 shares of our common stock held in Mr. Lazar’s 401(k) account; (d) 140,000 shares held in an IRA account of Mr. Lazar’s spouse; (e) 25,000 shares of our common stock held in a profit sharing plan trust for the benefit of Mr. Lazar; (f) 476,191 shares of our common stock held by a partnership in which Mr. Lazar holds a one-third (1/3) equity interest; (g) 6,954,899 shares of our common stock issuable upon exercise of warrants previously granted to Mr. Lazar, including 95,238 shares of our common stock issuable upon exercise of warrants sold, in March  2008, to the partnership in which Mr. Lazar holds a one-third (1/3) equity interest; (i) 3,084,681 shares of our common stock issuable upon exercise of warrants granted to Mr. Lazar or issued to Mr. Lazar in connection with loans made to or investments made in the Company by Mr. Lazar.  All warrants and conversion rights included in this section are exercisable within the next 60 days.

(5)	Mr. Hoenlein is a member of our board of directors.
(6)	Includes 500,000 shares of our common stock underlying an option granted to Mr. Hoenlein in March 2008, which option is exercisable within the next 60 days.
(7)	Mr. Goldenberg was appointed to our board of directors on June 11, 2010.
(8)	Mr. Tomarchio was appointed to our board of directors on June 11, 2010
(9)	Includes those shares beneficially owned by our current executive officers and directors, as set forth in the schedule above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

(a)
In March 2007, the Company’s Chief Executive Officer and a former director each made loans of $50,000 to the Company.  The loans accrue simple interest at the rate of 10% per annum and were due and payable 120 days after funding.  The loans carry an option that, if the loans were not repaid by June 14, 2007 and June 29, 2007, respectively, such options would entitle the lenders to convert their debt into shares of common stock at a conversion price equal to 50% of the average closing price of the common stock over the three previous business days preceding the date of demand for conversion is made.  Under accounting guidance provide by ASC 815, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, have been presented as a derivative liability.  Accordingly, the conversion option will be marked to market through earnings at the end of each reporting period.  In January 2008, the Chief Executive Officer converted her note plus accrued interest of $53,658 into 2,146,324 shares of common stock.  In December 2010, the Company issued $947,312 shares of common stock to the former director upon his request to convert his 2007 loan principal $50,000 and accrued interest of $18,491.

(b)
In each of 2009 and 2010, a firm in which the Company’s Chief Financial Officer held fifty percent equity position was retained to prepare the Company’s income tax and other returns.  During the years ended December 31, 2010 and 2009, the Company incurred fees totaling $7,364 and $4,768, respectively, with respect to such services rendered.

(c)
In April 2009, the Company granted the Company’s chief executive officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares were issued in February 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully vested as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under the Company’s 2008 Equity Incentive Plan.  In 2010 and 2009, the Company incurred stock-based compensation for such stock grants were $114,000 and $82,000, respectively and $0 and $84,900, respectively,  in connection with such option grant.

(d)
In April 2009, the Company granted the Company’s chief financial financial the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares were issued in February 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully vested as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under the Company’s 2008 Equity Incentive Plan.  In 2010 and 2009, the Company incurred stock-based compensation for such stock grants were $114,000 and $82,000, respectively and $0 and $84,900, respectively, in connection with such option grant.

(e)
In May 2009, the Company issued 250,000 shares of common stock to a director in order to fulfill the Company’s obligation in connection with the appointment of the director effective March 14, 2008.  The Company incurred stock-based compensation of $8,750 in connection with such stock issuance.

(f)
In December 2009, the Company issued 1,000,000 shares of Common Stock to each of the Company’s Chief Executive Officer and Chief Financial Officer and recorded $100,000 of stock-based compensation.  The issuance is in connection with the 2008 award that granted each of the Company’s chief executive officer and chief financial officer 2,000,000 shares of common stock with 1,000,000 shares vesting immediately and 1,000,000 shares vesting in one year provided the officer remains employed by the Company.  The Company incurred $100,000 of stock-based compensation.

(g)
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

(h)
In March 2010, the Company issued to its Chief Executive Officer 1,058,824 shares of common stock in settlement of $54,000 accrued compensation, 588,235 shares to the Company’s Chief Financial Officer in settlement of $30,000 accrued compensation and 500,000 shares to the Company’s Vice President of International Markets in settlement of $25,500 accrued compensation.

(i)
In February 2010, the Company issued 600,000 shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial per grant that was approved by the Company’s Board of Birectors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $61,200 of stock-based compensation in connection with this issuance.

(j)
In February 2010, the Company issued 500,000 shares of common stock to each of the Company’s Vice President of International Markets and Director of Research and Development per grant that was approved by the Company’s Board of Directors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $51,000 of stock-based compensation in connection with this issuance.

(k)
On March 8, 2010, the Company granted 2,000,000 warrants to the Company’s Chief Executive Officer to purchase common stock at a price of $0.052 per share.  The award was approved by Boar of Directors on March 8, 2010.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The Company recorded a charge of approximately $69,600 for the fair value of the grant.

(l)
On March 8, 2010, the Company granted 2,000,000 warrants to the Company’s Vice President of International Markets to purchase common stock at a price of $0.052 per share to a consultant for services provided. The award was approved by Boar of Directors on March 8, 2010.  The warrants have a life of 5 years and were fully vested on the date of the grant. The Company recorded a charge of approximately $69,600 for the fair value of the grant.

(m)
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

(n)
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

The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sales of the notes of $200,000 was recorded net of a discount of $101,600.  The debt discount consisted of $34,800 related to the fair value of the warrants and approximately $66,800 related to the fair value of the embedded conversion option.  The debt discount will be charged to interest expense ratably over the term of the convertible notes.

(o)
On July 12, 2010, the Company issued 1,764,706 shares of common stock in settlement of $90,000 of accounts payable due to Hidell-Eyster Technical Services (“Hidell-Eyster”) with whom the Company signed a General Management Agreement with in March 2010.  Hidell-Eyster subsequently transferred all shares to their employees including 419,118 shares to Carroll S. Keim, President and Chief Executive Officer of Hidell-Eyster, who also served as the Company’s President under the March 2010 agreement, and 419,117 shares to Henry R. Hidell, Founder and Chairman of Hidell-Eyster, who also served as the Company’s Chief Operating Officer under the same agreement.

(p)
On October 4, 2010, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer each made loans of $100,000 to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued warrants to each officer to purchase 200,000 shares of common stock at an exercise price of $0.10 per share.  The loans are due and payable by or on November 17, 2010.  The loan and accrued interest were to be paid on the mature date.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.10 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sales of the notes of $200,000 were recorded net of a discount of $120,000.  The debt discount consisted of $31,800 related to the fair value of the warrants and approximately $88,200 related to the fair value of the embedded conversion option.  The debt discount was charged to interest expense ratably over the term of the convertible notes.

On December 27, 2010, the Company repaid the entire loan principal of $200,000 plus accrued interest of $4,170 to its chief executive officer and chief financial officer.

(q)
In July, 2010, the Company issued a total of 178,572 shares of common stock to its Chief Executive Officer and Chief Financial Officer, each of which received 89,286 shares for their third quarter of 2010 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $25,000 in connection with the July issuance.

(r)
In October, 2010, the Company issued a total of 227,272 shares of common stock to its Chief Executive Officer and Chief Financial Officer, each of which received 113,636 shares for their fourth quarter of 2010 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $25,000 in connection with the October issuance.

(s)
On October 19, 2010, the Company issued 670,802 shares to each of the Company’s Chief Executive Officer and Chief Financial Officer. The issuance was approved by the Board of Directors on August 5, 2010 for their efforts in raising capital.  The Company recorded $128,794 stock-based compensation for such issuance.

(t)
On December 30, 2010, the Company issued 557,778 shares of common stock to its chief financial officer upon his request to convert $25,000 of loan principal and $2,889 of accrued interest the Company owed him into common stock based on the terms in the loan agreement the Company entered with the officer on October 23, 2009.

(u)
On December 30, 2010, the Company issued 581,308 shares of common stock to its chief executive officer upon his request to convert $25,000 of loan principal and $2,903 of accrued interest the Company owed her into common stock based on the terms in the loan agreement the Company entered with the officer on October 21, 2009.

Item 14.  Principal Accountand Fees and Services.

Marcum LLP (“Marcum”) has served as our independent registered public accountants for our past two fiscal years.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2010 and 2009 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2010	2009
Audit fees (1)	$93,500	$96,815
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	0	0
__________
(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.
(4)	Marcum provided the following other services during the years ended December 31, 2010 and 2009: none.

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

Our board reviewed the audited financial statements of our company for the year ended December 31, 2010 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by [Independence Standards Board Standard No. 1,] and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
10.40
Employment Agreement, effective as of January 1, 2010, between the Company and Leslie J. Kessler.[Incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K, filed with the SEC on February 8, 2010.]

10.41
Employment Agreement, effective as of January 1, 2010, between the Company and Terry R. Lazar. [Incorporated by reference to Exhibit 10.41 to our Current Report on Form 8-K, filed with the SEC on February 8, 2010.]

10.42
General Management Services Agreement, effective January 1, 2010, between Hidell-Eyster International and the Company. [Incorporated by reference to Exhibit 10.42 to our Current Report on Form 8-K, filed with the SEC on April 1, 2010.]

10.42a
Modification Agreement, dated October 23, 2010, to General Management Services Agreement, between Hidell—Eyster International and the Company. [Incorporated by reference to Exhibit 10.42a to the Company’s Current Report on Form 8-K, filed November 8, 2010.]

10.43
Settlement Agreement, dated as of December 29, 2010, between Hidell—Eyster International and the Company. [Incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K, filed January 26, 2011.]

10.44
Employment Agreement, dated as of January 1, 2011, between Gerard R. Stoehr and the Company. [Incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K, filed January 26, 2011.]

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

Date: April 15, 2011	PURESAFE WATER SYSTEMS, INC.

	By: /s/	Leslie J. Kessler
Leslie J. Kessler, Chief Executive Officer

	By: /s/	Terry R. Lazar
Terry R. Lazar, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature and Name	Capacities	Date

/s/ Leslie J. Kessler	Chief Executive Officer and Director	April 15, 2011
Leslie J. Kessler

/s/ Terry R. Lazar	Chief Financial Officer and Director	April 15, 2011
Terry R. Lazar

/s/ Malcolm Hoenlein	Director	April 15, 2011
Malcolm Hoenlein

/s/ Paul Goldenberg	Director	April 15, 2011
Paul Goldenberg

/s/ Jack T. Tomarchio	Director	April 15, 2011
Jack T. Tomarchio