Form 10-Q
period 2011-03-31
PureSafe Water Systems, Inc.
filed 2011-05-20
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 18, 2011, 329,802,948 shares of the common stock of the registrant were issued and 329,798,548 were outstanding.

PureSafe Water Systems Inc. and Subsidiary
 (A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$49,858	$166,758
Inventories	507,124	442,815
Prepaid expenses and other current assets	99,901	81,697
Total Current Assets	656,883	691,270

Property and equipment, net of accumulated depreciation of $89,678 and $68,447, respectively	204,339	231,106
Patents and trademarks, net of accumulated amortization of $31,134 and $29,608, respectively	68,750	62,876
Other assets	37,285	37,280
TOTAL ASSETS	$967,257	$1,022,532
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$725,908	$751,262
Accrued compensation	268,581	193,533
Accrued consulting and director fees	144,000	144,000
Convertible notes payable to officer and director (including accrued interest of $58,790 and $47,445 and net of debt discount of $69,620 and $0, respectively)	701,170	534,445
Convertible promissory note (including accrued interest of $29,826 and $25,132 and net of debt discount of $199,654 and $241,657, respectively)	475,172	428,475
Promissory notes payable (including accrued interest of $166,204 and $140,805, respectively)	471,050	470,660
Accrued dividends payable	190,328	190,328
Total Current Liabilities	2,976,209	2,712,703

Long Term Liabilities:
Notes Payable	19,000	20,423
Total Long Term Liabilities	19,000	20,423
TOTAL LIABILITIES	$2,995,209	$2,733,126

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,727,625 and $2,700,500, as of March 31, 2011 and December 31, 2010, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 327,240,037 shares issued and 327,235,637 shares outstanding at March 31, 2011; 319,026,726 shares issued and 319,022,326 outstanding at December 31, 2010	327,239	319,026
Additional paid-in capital	38,213,954	37,203,196
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $58,296 and $53,308, respectively)	(395,496)	(390,508)
Accumulated deficit (including $25,636,469 and $24,305,128 of deficit accumulated during development stage at March 31, 2011 and December 31, 2010, respectively)	(40,168,065)	(38,836,724)
Total Stockholders’ Deficiency	(2,027,952)	(1,710,594)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$967,257	$1,022,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,		January 1, 2002
	2011	2010	To March 31, 2011
Sales	$--	$--	$471,290
Costs and expenses (income):	--	--
Cost of Sales	--	--	575,680
Selling, general and administrative, including stock-based compensation of $651,075 and $496,917 for the three months ended March 31, 2011 and 2010 and $4,922,953 for the period January 1, 2002 to March 31, 2011	1,171,826	934,246	15,298,771
Non-dilution agreement termination costs	--	--	2,462,453
Research and development	46,679	22,598	1,167,032
Interest expense - including interest expense to a related party of $14,845 and $10,104 for the three months ended March 31, 2011 and 2010, respectively, and $541,445 for the period Jan 1, 2002 to March 31, 2011	112,836	113,163	2,369,949
Financing costs - extension of warrants	--	--	74,700
Interest expense - conversion provision	--	--	113,000
(Gain) loss on settlement of debt	--	--	1,888,925
Change in fair value of warrants and embedded conversion option	--	25,500	2,157,249
Total costs and expenses	1,331,341	1,095,507	26,107,759
Net (loss)	(1,331,341)	(1,095,507)	(25,636,469)
Deemed dividend on preferred stock	--	--	(2,072,296)
Preferred stock dividends	(27,075)	(27,075)	(969,798)
	(27,075)	(27,075)	(3,042,094)
Net loss attributable to common stockholders	$(1,358,416)	$(1,112,582)	$(28,678,563)
Net loss attributable to common stockholders per common share - Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding - Basic and diluted	323,478,011	276,956,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
 (A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Statement of Stockholders’ Deficiency
(unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	at Cost	Receivable	Deficit	Deficiency

Balance at December 31, 2010	184,144	$184	319,026,726	$319,026	$37,203,196	$(5,768)	(390,508)	$(38,836,724)	$(1,710,594)

Proceeds from sale of common stock
$0.138 per share – January 11, 2011	--	--	181,554	182	24,818	--	--	--	25,000
$0.137 per share – January 13, 2011	--	--	182,083	182	24,818	--	--	--	25,000
$0.145 per share – February 16, 2011	--	--	344,828	345	49,655	--	--	--	50,000

Proceeds from exercise of warrants
$0.088 per share – January 24, 2011	--	--	273,974	274	23,726	--	--	--	24,000
$0.122 per share – January 25, 2011	--	--	49,358	49	5,953	--	--	--	6,002
$0.042 per share – February 8, 2011	--	--	95,238	95	3,905	--	--	--	4,000
$0.038 per share – February 24, 2011	--	--	128,125	128	4,792	--	--	--	4,920
$0.042 per share – February 24, 2011	--	--	95,238	95	3,905	--	--	--	4,000

Common stock issued for loan conversion
$0.056 per share – January 4, 2011	--	--	493,924	494	27,166	--	--	--	27,660
$0.055 per share – February 4, 2011	--	--	1,002,020	1,002	54,108	--	--	--	55,110
$0.055 per share – February 10, 2011	--	--	502,399	502	27,130	--	--	--	27,632

Common stock issued in repayment of debt
$0.132 per share – January 25, 2011	--	--	86,670	87	11,353				11,440

Common stock issued for services
$0.138 per share – January 13, 2011	--	--	452,900	453	62,047	--	--	--	62,500
$0.137 per share – January 27, 2011	--	--	325,000	325	44,200	--	--	--	44,525
$0.135 per share – March 9, 2011	--	--	2,000,000	2,000	268,000	--	--	--	270,000
$0.135 per share – March 21, 2011	--	--	2,000,000	2,000	268,000	--	--	--	270,000
Accrued interest	--	--	--	--	--	--	(4,988)	--	(4,988)
Debt Discount	--	--	--	--	103,132	--	--	--	103,132
Amortization of warrants and options for employees and non-employees					4,050				4,050

Net loss	--	--	--	--	--	--		(1,331,341)	(1,331,341)
BALANCE – March 31 2011	184,144	$184	327,240,037	$327,239	$38,213,954	$(5,768)	$(395,496)	$(40,168,065)	$(2,027,952)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,		For the Period From January 1, 2002 through March 31, 2011
Cash Flows from Operating Activities:	2011	2010
Net loss	$(1,331,341)	(1,095,507)	$(25,636,469)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on Sale of Property and Equipment	--	--	8,177
Depreciation and amortization	21,231	5,450	96,221
Amortization of patents and trademarks	1,526	1,526	29,752
Interest expense - amortization of deferred financing	--	--	22,530
Stock based compensation	651,075	496,917	4,933,153
Interest expense - conversion provision	--	--	113,000
Interest receivable	(4,988)	(5,058)	(58,296)
Accretion of debt discount	75,515	55,582	1,228,858
Change in fair value of warrants and embedded conversion option	--	25,500	2,157,249
(Gain)/loss on settlement of debt	--	--	1,888,926
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	(18,204)	64,140	(49,657)
Inventories	(64,309)	(121,653)	(507,124)
Other assets	--	--	(27,861)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	93,570	249,058	3,276,079
Net Cash Used in Operating Activities	(575,925)	(324,045)	(9,807,259)

Cash Flows from Investing Activities:
Purchase of property and equipment	--	(9,656)	(288,689)
Patent costs	(7,400)	--	(73,829)
Proceeds from sale of property & equipment	--	--	4,350
Net Cash Used in Investing Activities	(7,400)	(9,656)	(358,168)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	100,000	100,000	5,793,999
Proceeds from exercise of warrants	42,922	--	547,269
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	100,000	175,000	1,870,000
Proceeds from officers and directors convertible loans	225,000	--	975,000
Repayment of officers and directors loans	--	--	(200,000)
Repayment of notes payable	(1,497)	--	(279,791)
Net Cash Provided by Financing Activities	466,425	275,000	10,179,774

Net increase (decrease) in cash	(116,900)	(58,701)	14,347

Cash at beginning of period	166,758	107,423	35,511

Cash at end of period	49,858	48,722	49,858

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	4,555	335	395,139

Non-Cash Investing Activities:
Notes Receivable for common stock issued		--

Non-Cash Financing Activities:
Compensation satisfied by issuance of common stock	--	84,000	229,250
Common stock issued in satisfaction of liabilities	121,842	144,615	8,095,792
Reclassification of derivative liabilities	--	--	3,645,166
Reclassification of equity instrument to derivative liabilities	--	(80,000)	48,600
Cancellation of debt for no consideration	--	--	1,327,321
Debt discount for conversion and warrant rights	103,132	--	103,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
 (A Development Stage Company Commencing January 1, 2002)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS.

PureSafe Water Systems, Inc.  (the "Company")  is a Delaware corporation engaged in the design, development, manufacturing  and sales of the  PureSafe™ First Response Water System (the “FRWS”), both within and outside of the United States. The Company's corporate headquarters and factory are located in Plainview, New York.

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

The operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets and property and equipment), contingencies, as well as the recording and presentation of its common stock.  Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Principles of Consolidation

The consolidated financial statements of PureSafe Water Systems, Inc. include accounts of the Company and its wholly-owned subsidiary, PureSafe Manufacturing and Research Corporation. Intercompany transactions and balances are eliminated in consolidation.

Inventories

Inventory amounts are stated at lower of first-in, first-out (“FIFO”) cost or market.

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

The Black-Scholes option valuation model is used to estimate the fair values of options. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the subject options or warrants.

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has an accumulated deficit since its inception of approximately $40,168,000 and $38,837,000 as of March 31, 2011 and December 31, 2010, respectively, and has a working capital deficiency of approximately $2,319,000 and $2,021,000 as of March 31, 2011 and December 31, 2010, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $5 million in the next twelve months to fund the following activities: to manufacture 45 commercialized PureSafe FRWS units within the next twelve months; to expand production capability by increasing the inventory level of components used in the manufacturing process; by re-engineering the assembly process and outsourcing production where appropriate; continue to implement our established marketing program, to establish a sales and marketing network which includes hiring a Vice President of Sales.  Provided the Company obtains such financing, the Company believes that there will be revenue recognition by the third quarter of 2011.

For the first two quarters of 2011, management’s main focus is to produce PureSafe FRWS standardized commercial units and continue our marketing plan including participation in tradeshows, concluding agreements with strategic partners for international marketing and manufacturing, entering field testing programs for PureSafe FRWS unit. The Company expects to recognize the first sales of the PureSafe FRWS by the third quarter of 2011.  The Company will cease being a development stage enterprise when it recognizes significant revenue from the sale of PureSafe FRWS units.  The extent of these initiatives will be contingent upon the amount of capital raised.

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

NOTE 5 – INVENTORIES

Inventories consist of the following at March 31, 2011,

Raw materials	$254,614
Finished Goods	252,510
Total	$507,124

NOTE 6: NET LOSS PER SHARE OF COMMON STOCK.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 847,461 warrants exercisable at $0.001 issued by the Company.  These warrants have been included in computing the basic net loss per share for the three months period ended March 31, 2011.

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the three months ended March 31, 2011 and 2010 were as follows:

	March 31,
	2011	2010
Warrants	27,705,817	39,103,516
Convertible promissory notes	11,702,778	13,857,904
Convertible preferred stock	1,545,760	1,545,760
Total	40,954,355	54,507,180

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

During the three months ended March 31, 2011, the Company issued total 1,998,343 shares of common stock upon the requests from three convertible note holders to convert their notes plus accrued interest totaling $110,402 into the Company’s common stock based on the term set forth in the loan.  The conversion rates were from $0.055 to $0.056.

On January 25, 2011, the Company issued 86,670 shares of common stock to a former consultant in settlement of accrued compensation of $11,440 pursuant to the settlement agreement the Company entered with the consultant on December 29, 2010.

Cash

Through Equity Financing:
During the three months ended March 31, 2011, for gross proceeds of $100,000 the Company sold an aggregate of 708,465 shares of common stock and warrants to purchase additional 141,694 shares of common stock at exercise prices from $0.1648 to $0.1740.  The warrants have a term of three years and were fully vested on the grant date.

Through Warrant Exercise
During the three months ended March 31, 2011, the Company received gross proceeds of $42,922 through warrant exercise.  The Company issued aggregate of 641,933 shares of common stock in connection with warrant exercises.

Through Debt Financing
During the three months ended March 31, 2011, the Company received gross proceeds of $100,000 through debt financing.  The Company issued the lender a convertible promissory note bearing interest at a rate of 10% per annum with a term of one year.  In connection with the placement, the Company also issued a warrant to purchase 127,389 shares of common stock at an exercise price of $0.1884.  The warrants have a term of five years and were fully vested on the grant date.

Services

On January 13, 2011, the Company issued a total of 452,900 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 90,580 shares for their first quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $62,500 in connection with the January 2011 issuance.

On January 27, 2011, the Company issued an aggregate 325,000 shares of common stock to multiple employee and contractors per grant that was approved by the Company’s Board of Directors on January 24, 2011.  The shares were fully vested on the date of the grant and accordingly, Company recorded $44,525 of stock-based compensation in connection with this issuance.

On March 9, 2011, the Company issued 2,000,000 shares of common stock to the Company’s Chief Financial Officer per grant that was approved by the Company’s Board of Directors on January 21, 2011.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $270,000 of stock-based compensation in connection with this issuance.

On March 21, 2011, the Company issued 2,000,000 shares of common stock to the Company’s Chief Executive Officer per grant that was approved by the Company’s Board of Directors on January 21, 2011.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $270,000 of stock-based compensation in connection with this issuance.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)
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

The gross proceeds from the sale of the notes $100,000 were recorded net of a discount of $33,612.   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

(b)
On February 14, 2011, the Company sold and issued a convertible promissory note in the principal amount of $100,000 bearing interest at 10% per annum and warrants to purchase 127,389 shares of common stock at an exercise price of $0.1884 per share.  The convertible note matures on February 14, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.157 per share.

The gross proceeds from the sale of the note $100,000 was recorded net of a discount of $27,438.  The debt discount is being charged to interest expense ratably over the term of the convertible note.

(c)
On March 16, 2011, the Company’s Chief Financial Officer made a loan of $85,000 to the Company.  The loan accrues interest at the rate of 10% per annum.  In addition, the Company issued warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share.  The loan is due and payable by or on March 16, 2012.  The loan and accrued interest are to be paid on the maturity date.  The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.122 per share, which was the closing market price of the common stock as of the closing date of the loans.

The gross proceeds from the sale of the notes $85,000 were recorded net of a discount of $28,610   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

(d)
On March 28, 2011, the Company’s Chief Financial Officer made a loan of $40,000 to the Company.  The loan pays interest monthly at the rate of 10% per annum.  In addition, the Company issued warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 per share.  The loan is due and payable by or on March 28, 2012.  The loan and accrued interest are to be paid on the maturity date.  The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.12 per share, which was the closing market price of the common stock as of the closing date of the loans.

The gross proceeds from the sale of the notes $40,000 were recorded net of a discount of $13,472.   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

NOTE 9: RELATED PARTY TRANSACTIONS.

(a)
On January 13, 2011, the Company issued a total of 452,900 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 90,580 shares for their first quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $62,500 in connection with the January 2011 issuance.

(b)
On March 9, 2011, the Company issued 2,000,000 shares of common stock to the Company’s Chief Financial Officer per grant that was approved by the Company’s Board of directors on January 21, 2011.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $270,000 of stock-based compensation in connection with this issuance.

(c)
On March 21, 2011, the Company issued 2,000,000 shares of common stock to the Company’s Chief Executive Officer per grant that was approved by the Company’s Board of directors on January 21, 2011.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $270,000 of stock-based compensation in connection with this issuance.

(d)
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

The gross proceeds from the sale of the notes $100,000 were recorded net of a discount of $33,612.   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

(e)
On March 16, 2011, the Company’s Chief Financial Officer made a loan of $85,000 to the Company.  The loan accrues interest at the rate of 10% per annum.  In addition, the Company issued warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share.  The loan is due and payable by or on March 16, 2012.  The loan and accrued interest are to be paid on the maturity date.  The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.122 per share, which was the closing market price of the common stock as of the closing date of the loans.

The gross proceeds from the sale of the notes $85,000 were recorded net of a discount of $28,610   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

(f)
On March 28, 2011, the Company’s Chief Financial Officer made a loan of $40,000 to the Company.  The loan pays interest monthly at the rate of 10% per annum.  In addition, the Company issued warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 per share.  The loan is due and payable by or on March 28, 2012.  The loan and accrued interest are to be paid on the maturity date.  The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.12 per share, which was the closing market price of the common stock as of the closing date of the loans.

The gross proceeds from the sale of the notes $40,000 were recorded net of a discount of $13,472.   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

NOTE 10: LEGAL PROCEEDINGS.

Current legal proceedings to which the Company is a party are as follows:

On June 21, 2009 the Company was served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by the Company or by Water Splash LLC, to which the Company had sold its water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  As of April 29, 2011, the Company does not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under the existing liability insurance policy. However, the Company cannot provide assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

In addition to the above, the Company may be involved in legal proceedings in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 11: SUBSEQUENT EVENTS.

(a)
From April 1 through May 18, 2011, for gross proceeds of $167,000 the Company sold an aggregate of 1,828,935 shares of common stock and warrants to purchase an additional 457,228 shares of common stock at an exercise price of $0.1032 to $0.1152.  The warrants have a term of three years and were fully vested on the grant date.

(b)	On April 26, 2011, the Company received gross proceeds of $12,000 through warrant exercise. The Company issued aggregate of 175,941 shares of common stock in connection with warrant exercises.

(c)
On April 28, 2011, the Company issued a total of 558,035 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 111,607 shares for their second quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $62,500 in connection with the April 2011 issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Comment

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes at and for the year ended December 31, 2010 contained in our Annual Report on Form 10-K for the year ended December 31, 20010 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011.

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

Results of Operations

Sales.  We recorded zero sales for the three months ended March 31, 2011 and 2010.

Until the fourth quarter of 2001, we were engaged in the manufacture and marketing of water coolers and water purification and filtration products.  In the fourth quarter of 2001, such business was sold so that we could concentrate on the further development, manufacturing and marketing of a line of water purification systems.  In 2007, new management made a strategic decision that the existing water filtration system had not produced any significant sales.  New management further recognized that the existing unit required significantly more engineering.  In 2007, we signed a contract with Bircon Ltd., an Israeli-based engineering consulting company, to design our new “PureSafe First Response Water System” (the “PureSafe FRWS”) line of water decontamination systems.  In September 2009, we set up PureSafe Manufacturing & Research Corporation, a Delaware corporation that is wholly owned subsidiary of PureSafe Water Systems, Inc., to handle the production and research.  In 2010, we made significant modifications on our PSWS unit and standardized the design and manufacturing process.  The first two commercialized units were completed in the fourth quarter of 2010.  We are currently in the process of building three more units.  We believe the PureSafe FRWS product will result in our first significant sales since 2001.  We currently expect to recognize the first sales of the PureSafe product in the third quarter of 2011.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from sales of the PureSafe FRWS product.

Cost of sales.  We recorded zero cost of sales for the three months ended March 31, 2011 and 2010.

Selling, general and administrative.  We incurred selling, general and administrative expenses for the three months ended March 31, 2011 $1,171,826 compared to $934,246 for the same period in 2010, a $237,580 or 25% increase.  The following is a more detailed analysis on some of the categories that have the most significant changes.  Legal fees incurred in the first quarter of 2011 were $27,852, compared to $16,694 in 2010, a $11,158 or 67% increase.  The 67% increase in legal fees is attributable to more legal services required in 2011 due to the expansion of operations.  Manufacturing overhead incurred in the first quarter of 2011 was $78,578, compared to $65,616 in 2010, a $12,962 or 20% increase.  The reason for the $12,962 increase in Manufacturing overhead is the utility cost incurred from our 160 Dupont facility of which we took possession in July 2010.  The difference between marketing expense incurred in the first quarter of 2011 and 2010 is very small, though the consulting sector in overall marketing expense has decreased by $49,833 from $69,000 in the first quarter of 2010 to $19,167 in the same period of 2011 due to the termination of the Management agreement between PureSafe and Hidell International, Inc. on December 29, 2010.  The funds saved from marketing consulting services were utilized to fund other marketing programs, including participation in the United Nations’s World Water Day.

Rent expense incurred in the first quarter of 2011 was $39,250, compared to $22,126 in the same period of 2010, a $17,124 or 77% increase.  On May 24, 2010, effective July 1, 2010, the Company entered into a two-year lease in Plainview, New York.  The rent related expense in connection with our Dupont Street facility was $21,607.

Total salaries expense, including deferred compensation, was $136,786 for the first quarter of 2011 compared to $107,555 in the same period of 2010, an increase of $29,231 or 27%.   The $29,231 increase in salaries in 2011 is the result of the hiring of our new Chief Operating Officer in January 2011.  Stock based compensation increased to $651,075 in the first quarter of 2011 from $496,917 in the same period of 2010, an increase of $154,158 or 31% , which includes Directors’ fee incurred in the first quarter of 2011 of $62,500 as compared with $2,000 in the same period of 2010, a $60,500 or 3,025% increase.  We retained two independent directors in June 2010 and revised the directors’ compensation schedule from $2,000 per year to $50,000 per year in May 2010 effective July 1, 2010. We awarded approximately 2 million shares less to employees and various consultants which included our Chief Executive Officer and Chief Financial Officer in the first quarter of 2011 compared to the same period of 2010.  Because the fair value of our common stock in the first quarter of 2011was much higher with an average price of $0.136 per share compared to the average price of $0.05 per share in the same period of 2010, we incurred more stock based compensation in the first quarter of 2011 than in the same period of 2010.

Research and development for the three months ended March 31, 2011 and 2010 was $46,679 and $22,598, respectively, an increase of $24,081 or 107%.  Since the beginning of 2010, we have spent considerable amount of funds on redesigning and modifying our FRWS unit from the prototype that was built July 2008 and have since completed two standardized commercial units.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the three months ended March 31, 2011 and 2010 was $37,321 and $57,581, respectively.  The $20,260 or 35% decrease in interest expense (non-debt discounted related) was primarily from the reduction in debt in 2010 due to loan conversions requested by lenders in the second half of 2010.

Debt discount related interest expense for the three months ended March 31, 2011 and 2010 was $75,515 and $55,582, a $19,933  or 36% increase, respectively.  We incurred a total of $103,132 in debt discount related to loans of which we received total of $325,000 in the first quarter of 2011.  The debt discount is being amortized over the term of the loans. Changes in fair value of warrants and embedded conversion options for the three months ended March 31, 2011 and 2010 were $0 and $25,500, respectively. In March 2007, we issued a convertible promissory note to a former director for a $50,000 loan. The conversion price for the conversion was 50% of the average closing price of the common stock over the three previous business days preceding the date of demand for conversion was made.  Since it was not a fixed conversion price, the number of conversion shares could not be determined at the time the loan was made.  As a result, the embedded conversion option was presented as a derivative liability on the consolidated balance sheet.

The accounting treatment, pursuant to ASC 815 “Derivatives and Hedging”, of derivative financial instruments requires that we record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  As a result of entering into the convertible promissory notes, we were required to reclassify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  We reassess the classification of the instruments at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

On December 31, 2010, upon the request from the former director, we converted $68,491 loan principal and accrued interest we owed him into 974,312 shares of our common stock.  Subsequent to the conversion, we reclassified $2,064,500 which represented the fair value for all respective warrants and embedded conversion options previously classified as components of the derivative liabilities to equity and we are no longer required to report the issuance of certain convertible promissory notes, options and warrants as derivative instrument.

For all the above-stated reasons, the net loss for three months ended March 31, 2011 and 2010 was $1,331,341 and $1,095,507, respectively.

Liquidity and Capital Resources

As of March 31, 2011, we maintained a cash balance of $49,858 as compared to $48,722 as of the same date in 2010.

Net cash used in the operating activities in the three months ended March 31, 2011 and 2010 was $575,925 and $324,045, respectively.  The $251,880 increase in cash spent in 2011 was primarily from the following factors: a.)We paid more rent in the first quarter of 2011 compared in the same period of 2010 because of  the additional facility we added in July 2010; b.) we spent considerable more cash on purchasing inventories in the first quarter of 2011 compared to the same period of 2010;  and  c.)  we paid a considerable amount of cash for various marketing programs  in which we participated in the first quarter of 2011 which included approximately $20,000 paid to a marketing consultant.

We incurred $7,400 in capital expenditures in the first quarter of 2011 and $9,656 in the same period of 2010.  The entire capital expenditures incurred in this quarter are related to FRWS Systems patent application.

In the three months ended March 31, 2011 and 2010, we raised $142,922 and $100,000 through sales of our common stock and warrant exercise, respectively.  Funds received in the first quarter of 2011 and 2010 from convertible promissory note were $325,000 and $175,000, respectively.  In the three months ended March 31, 2011 and 2010, cash used for repayment of notes payable was $1,497 and $0, respectively.

From all the above activities, net cash provided by financing activities for first quarter of 2011 and 2010 was $466,425 and $275,000, respectively.

At March 31, 2011, we had a working capital deficit of approximately $2,319,000.  We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $40,168,000. These conditions raise substantial doubt about our ability to continue as a going concern.  Our plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  We are seeking to raise an additional $5 million in the next twelve months to fund the following activities: to manufacture 45 commercialized PureSafe FRWS units within the next twelve months; to expand production capability by increasing the inventory level of components used in the manufacturing process; by re-engineering the assembly process and outsourcing production where appropriate; continue to implement our established marketing program, to establish a sales and marketing network which includes hiring a Vice President of Sales.  Provided we obtain such financing, we believe that there will be revenue recognition by the third quarter of 2011.

For the first two quarters of 2011, our main focus is to produce PureSafe FRWS standardized commercial units and continue our marketing plan including participation in tradeshows, concluding agreements with strategic partners for international marketing and manufacturing, entering field testing programs for PureSafe FRWS unit. We expect to recognize the first sales of the PureSafe FRWS by the third quarter of 2011.  We will cease being a development stage enterprise when we recognize significant revenue from the sale of PureSafe FRWS units.  The extent of these initiatives will be contingent upon the amount of capital raised.

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

Our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We file income tax returns in the United States (federal) and in various state and local jurisdictions. We are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of March 31, 2011:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our 2011 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Current legal proceedings to which we are a party are as follows:

On June 21, 2009 we were served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by the Company or by Water Splash LLC, to which we had sold its water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  As of April 29, 2011, we do not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under the existing liability insurance policy. However, we cannot provide assurance that the outcome of this matter will not have a material effect on our financial condition or results of operations.

In addition to the above, we may be involved in legal proceedings in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended March 31, 2011.

Date	Title and Amount(1)	Purchaser	Underwriter	Principal Total Offering Price/ Underwriting Discounts

January 4, 2011	493,924 shares of common stock issued through conversion of loan	Private investor	NA	$0.056 per share/NA
January 11, 2011	181,554 shares of common stock and three year warrants to purchase 36,311 shares of common stock at exercise price $0.1652 through 2010 Private Placement.	Private investor	NA	$0.1377 per share/NA
January 13, 2011	452,900 shares of common stock issued for compensation	Board of directors	NA	$0.138 per share/NA
January 13, 2011	182,083 shares of common stock and three year warrants to purchase 36,417 shares of common stock at exercise price $0.1648 through 2010 Private Placement.	Private investor	NA	$0.1373 per share/NA
January 24, 2011	273,974 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.0876 per share/NA
January 25, 2011	49,358 shares of common stock issued through exercise of warrants	Private investor	NA	$0.1216 per share/NA
January 25, 2011	86,670 shares of common stock issued in connection with settlement of debt.	Consultant	NA	$0.132 per share/NA
January 27, 2011	325,000 shares of common stock issued as compensation.	Corporate employee	NA	$0.137 per share/NA

February 4, 2011	1,002,020 shares of common stock through loan conversion.	Private investor	NA	$0.055 per share/NA
February 8, 2011	95,238 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.042 per share/NA
February 10, 2011	502,399 shares of common stock issued through loan conversion.	Private investor	NA	$0.055 per share/NA
February 16, 2011	344,828 shares of common stock and three year warrants to purchase 68,966 shares of common stock at exercise price $0.174 through 2010 Private Placement.	Private investor	NA	$0.145 per share/NA
February 24, 2011	95,238 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.042 per share/NA
February 24, 2011	128,125 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.0384 per share/NA
March 9, 2011	2,000,000 shares of common stock issued as executive compensation.	Chief Financial Officer	NA	$0.135 per share/NA
March 21, 2011	2,000,000 shares of common stock issued as executive compensation.	Chief Executive Officer	NA	$0.135 per share/NA
February 7, 2011	Five-year Warrants to purchase 89,928 shares of common stock at an exercise price of $0.139 per share issued in connection with a loan.	Chief Executive Officer	NA	$-0-/NA
February 7, 2011	Five-year Warrants to purchase 89,928 shares of common stock at an exercise price of $0.139 per share issued in connection with a loan.	Chief Financial Officer	NA	$-0-/NA
February 14 2011	Five-year Warrants to purchase 127,389 shares of common stock at an exercise price of $0.1884 per share issued in connection with a loan.	Private investor	NA	$-0-/NA
March 1, 2011	Three-year Warrants to purchase 500,000 shares of common stock at an exercise price of $0.135 per share issued as compensation.	Consultant	NA	$-0-/NA
March 15, 2011	Five-year Warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share issued in connection with a loan.	Chief Financial Officer	NA	$-0-/NA
March 28, 2011	Five-year Warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 per share issued in connection with a loan.	Chief Financial Officer	NA	$-0-/NA

(1) The issuances to executives, employees, lenders, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Rule 701 promulgated by the SEC under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2011	PureSafe Water Systems, Inc.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer