Form 10-Q
period 2011-06-30
PureSafe Water Systems, Inc.
filed 2011-08-22
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  001-09478

PureSafe Water Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Fairchild Avenue - Suite 250, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 22, 2011, 335,062,618 shares of the common stock of the registrant were issued and 335,058,218 were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$85,410	$166,758
Inventories	540,402	442,815
Prepaid expenses and other current assets	80,249	81,697
Total Current Assets	706,061	691,270

Property and equipment, net of accumulated depreciation of $109,859 and $68,447, respectively	178,620	231,106
Patents and trademarks, net of accumulated amortization of $32,660 and $29,608, respectively	67,224	62,876
Other assets	46,685	37,280
TOTAL ASSETS	$998,590	$1,022,532

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$605,708	$751,262
Accrued compensation	326,181	193,533
Accrued consulting and director fees	144,000	144,000
Customer Deposit	130,000
Convertible notes payable to officer and director (including accrued interest of $63,252 and $47,445 and net of debt discount of $50,759 and $0, respectively)	684,493	534,445
Convertible promissory note (including accrued interest of $46,131 and $25,132 and net of debt discount of $130,434 and $241,657, respectively)	560,697	428,475
Promissory notes payable (including accrued interest of $172,816 and $159,698, respectively)	477,662	470,660
Ford Notes payable – current portion	4,729
Accrued dividends payable	190,328	190,328
Total Current Liabilities	3,123,798	2,712,703

Long Term Liabilities:
Ford Notes Payable	19,000	20,423
Total Long Term Liabilities	19,000	20,423
TOTAL LIABILITIES	$3,142,798	$2,733,126

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,754,700 and $2,700,550, as of June 30, 2011 and December 31, 2010, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 330,325,814 shares issued and 330,321,414 shares outstanding at June 30, 2011; 319,026,726 shares issued and 319,022,326 outstanding at December 31, 2010	330,325	319,026
Additional paid-in capital	38,524,991	37,203,196
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $63,340 and $53,308, respectively)	(400,540)	(390,508)
Common stock to be issued	232,316
Accumulated deficit (including $26,294,120 and $24,305,128 of deficit accumulated during development stage at June 30, 2011 and December 31, 2010, respectively)	(40,825,716)	(38,836,724)
Total Stockholders’ Deficiency	(2,144,208)	(1,710,594)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$998,590	$1,022,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		January 1, 2002
	2011	2010	2011	2010	To June 30, 2011
Sales	$--	$--	--	$--	$471,290
Costs and expenses (income):
Cost of Sales	--	--	--	--	575,680
Selling, general and administrative, including stock-based compensation of $103,750 and $7,167 for the three months and $754,825 and $504,084 for the six months ended June 30, 2011 and 2010, respectively and $5,026,703 for the period January 1, 2002 to June 30, 2011	492,539	579,942	1,664,365	1,514,198	15,791,310
Non-dilution agreement termination costs	--	--	--	--	2,462,453
Research and development	36,661	52,850	83,340	75,448	1,203,693
Interest expense - including interest expense to a related party of $16,393 and $6,184 for the three months and $31,238 and $16,288 for the six months ended June 30, 2011 and 2010, respectively, and $557,838 for the period Jan 1, 2002 to June 30, 2011	128,451	57,398	241,287	257,010	2,498,400
Financing costs - extension of warrants	--	--	--	--	74,700
Interest expense - conversion provision	--	--	--	--	113,000
Loss on settlement of debt	--	--	--	--	1,888,925
Change in fair value of detachable warrants and, embedded conversion option	--	2,560,000	--	2,585,500	2,157,249
Total costs and expenses	657,651	3,336,639	1,988,992	4,432,156	26,765,410
Net (loss)	(657,651)	(3,336,639)	(1,988,992)	(4,432,156)	(26,294,120)
Deemed dividend on preferred stock	--	--	--	--	(2,072,296)
Preferred stock dividends	(27,075)	(27,075)	(54,150)	(54,150)	(996,873)
	(27,075)	(27,075)	(54,150)	(54,150)	(3,069,169)
Net loss attributable to common stockholders	$(684,726)	$(3,363,714)	(2,043,142)	$(4,486,306)	$(29,363,289)
Net loss attributable to common stockholders per common share -
Basic and diluted (* less than a penny a share)	*	(0.01)	(0.01)	(0.02)
Weighted average number of shares outstanding	329,989,570	289,903,354	326,751,778	283,465,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company commencing January 1, 2002)
Condensed Consolidated Statement of Stockholders’ Deficiency
For the six months ended June 30, 2011
(unaudited)

								Common
					Additional	Treasury		Stock		Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	To be	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	At Cost	Receivable	Issued	Deficit	Deficiency

Balance at December 31, 2010	184,144	$184	319,026,726	$319,026	$37,203,196	$(5,768)	$(390,508)	$--	$(38,836,724)	$(1,710,594)

Proceeds from Sale of Common Stock
$0.138 per share – January 11, 2011	--	--	181,554	182	24,818	--	--	--	--	25,000
$0.137 per share – January 13, 2011	--	--	182,083	182	24,818	--	--	--	--	25,000
$0.145 per share – February 16, 2011	--	--	344,828	345	49,655	--	--	--	--	50,000
$0.0947 per share – April 26, 2011	--	--	211,193	211	19,789	--	--	--	--	20,000
$0.0933 per share – April 26, 2011	--	--	267,983	268	24,732	--	--	--	--	25,000
$0.0947 per share – April 26, 2011	--	--	232,313	232	21,768	--	--	--	--	22,000
$0.0910 per share – April 27, 2011	--	--	275,634	276	24,724	--	--	--	--	25,000
$0.0960 per share – April 27, 2011	--	--	260,417	260	24,740	--	--	--	--	25,000
$0.0860 per share – May 6, 2011	--	--	581,395	581	49,419	--	--	--	--	50,000

Proceeds from exercise of warrants
$0.088 per share – January 24, 2011	--	--	273,974	274	23,726	--	--	--	--	24,000
$0.122 per share – January 25, 2011	--	--	49,358	49	5,953	--	--	--	--	6.002
$0.042 per share – February 8, 2011	--	--	95,238	95	3,905	--	--	--	--	4,000
$0.038 per share – February 24, 2011	--	--	128,125	128	4,792	--	--	--	--	4,920
$0.042 per share – February 24, 2011	--	--	95,238	95	3,905	--	--	--	--	4,000
$0.068 per share – April 26, 2011	--	--	175,941	176	11,824	--	--	--	--	12,000
$0.060 per share – June 10, 2011	--	--	68,909	69	4,066	--	--	--	--	4,135
$0.060 per share – June 13, 2011	--	--	113,156	113	6,676	--	--	--	--	6,789
$0.060 per share – June 13, 2011	--	--	108,078	108	6,377	--	--	--	--	6,485
$0.060 per share – June 16, 2011	--	--	21,524	22	1,269	--	--	--	--	1,291
$0.060 per share – June 21, 2011	--	--	36,417	36	2,149	--	--	--	--	2,185
$0.060 per share – June 21, 2011	--	--	94,340	94	5,566	--	--	--	--	5,660
$0.060 per share – June 23, 2011	--	--	36,311	36	2,143	--	--	--	--	2,179
$0.060 per share – June 23, 2011	--	--	44,131	44	2,604	--	--	--	--	2,648

Common stock issued for loan conversion
$0.056 per share – January 4, 2011	--	--	493,924	494	27,166	--	--	--	--	27,660
$0.055 per share – February 4, 2011	--	--	1,002,020	1,002	54,109	--	--	--	--	55,111
$0.055 per share – February 10, 2011	--	--	502,399	502	27,130	--	--	--	--	27,632

Common stock issued in repayment of debt
$0.132 per share – January 25, 2011	--	--	86,670	87	11,353	--	--	--	--	11,440

Common stock issued for services
$0.138 per share – January 13, 2011	--	--	452,900	453	62,047	--	--	--	--	62,500
$0.137 per share – January 27, 2011	--	--	325,000	325	44,200	--	--	--	--	44,525
$0.135 per share – March 9, 2011	--	--	2,000,000	2,000	268,000	--	--	--	--	270,000
$0.135 per share – March 21, 2011	--	--	2,000,000	2,000	268,000	--	--	--	--	270,000
$0.112 per share – April 28, 2011	--	--	558,035	558	61,942	--	--	--	--	62,500

Accrued interest	--	--	--	--	--	--	(10,032)	--	--	(10,032)
Common stock to be issued	--	--	--	--	--	--	--	232,316	--	232,316
Debt Discount	--	--	--	--	103,132	--	--	--	--	103,132
Amortization of warrants and options for employees and non-employees	--	--	--	--	45,300	--	--	--	--	45,300

Net loss	--	--	--	--	--	--	--	--	(1,988,992)	(1,988,992)
BALANCE – June 30, 2011	184,144	$184	330,325,814	$330,325	$38,524,991	$(5,768)	$(400,540)	$232,316	$(40,825,716)	$(2,144,208)

Accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,		For the Period From January 1, 2002 through June 30,
Cash Flows from Operating Activities:	2011	2010	2011
Net loss	$(1,988,992)	(4,432,156)	$(26,294,120)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on Sale of Property and Equipment	--	--	8,177
Depreciation and amortization	41,412	13,995	116,402
Amortization of patents and trademarks	3,052	3,052	31,278
Interest expense - amortization of deferred financing	--	--	22,530
Stock based compensation	754,825	504,084	5,036,903
Interest expense - conversion provision	--	--	113,000
Interest receivable	(10,032)	(10,116)	(63,340)
Accretion of debt discount	163,596	165,052	1,316,939
Change in fair value of warrants and embedded conversion option	--	2,585,500	2,157,249
(Gain)/loss on settlement of debt	--	--	1,888,926
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	--	--	74,700
Change in assets and liabilities -
Prepaid expenses and other current assets	1,448	68,993	(30,005)
Inventories	(97,587)	(189,578)	(540,402)
Other assets	(9,405)	(12,000)	(37,266)
Customer deposit	130,000	--	130,000
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	69,936	213,249	3,252,445
Net Cash Used in Operating Activities	(941,747)	(1,089,925)	(10,173,081)

Cash Flows from Investing Activities:
Purchase of property and equipment	(--)	(9,916)	(288,689)
Patent costs	(7,400)	--	(73,829)
Proceeds from sale of property & equipment	--	--	4,350
Net Cash Used in Investing Activities	(7,400)	(9,916)	(358,168)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	267,000	787,939	5,960,999
Proceeds from exercise of warrants	86,294	81,706	590,641
Proceeds from sale of common stock to be issued	232,316	--	532,316
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	100,000	175,000	1,870,000
Proceeds from officers and directors convertible loans	225,000	200,000	975,000
Repayment of officers and directors loans	(40,000)	--	(240,000)
Repayment of notes payable	(2,811)	(2,500)	(281,105)
Net Cash Provided by Financing Activities	867,799	1,242,145	10,581,148

Net increase (decrease) in cash	(81,348)	142,304	49,899

Cash at beginning of period	166,758	107,424	35,511

Cash at end of period	$85,410	$249,728	$85,410

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	17,405	2,310	407,989

Non-Cash Investing Activities:
Notes Receivable for common stock issued	--	--	337,200
Purchase of Equipment through long term financing	--	30,000	30,000
	--	--
Non-Cash Financing Activities:
Compensation satisfied by issuance of common stock	--	84,000	229,250
Common stock issued in satisfaction of liabilities	121,843	228,213	8,095,792
Reclassification of derivative liabilities	--	295,400	3,645,166
Reclassification of equity instrument to derivative liabilities	--	--	48,600
Cancellation of debt for no consideration	--	--	1,327,321
Debt discount for conversion and warrant rights	103,132	--	103,132

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

The operating results for the three and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets and property and equipment), contingencies, as well as the recording and presentation of its stock based compensation.  Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Principles of Consolidation

The condensed consolidated financial statements of PureSafe Water Systems, Inc. include accounts of the Company and its wholly-owned subsidiary, PureSafe Manufacturing and Research Corporation. Intercompany transactions and balances are eliminated in consolidation.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other than as disclosed, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has an accumulated deficit since its inception of approximately $40,826,000 and $38,837,000 as of June 30, 2011 and December 31, 2010, respectively, and has a working capital deficiency of approximately $2,418,000 and $2,021,000 as of June 30, 2011 and December 31, 2010, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $5 million in the next twelve months to fund the following activities: to manufacture 45 commercialized PureSafe FRWS units within the next twelve months; to expand production capability by increasing the inventory level of components used in the manufacturing process; re-engineering the assembly process and outsourcing production where appropriate; continue to implement our established marketing program; and to establish a sales and marketing network which includes hiring a Vice President of Sales.  Provided the Company obtains such financing, the Company believes that there will be revenue recognition by the end of third quarter of 2011.

For the first two quarters of 2011, management’s main focus was to produce PureSafe FRWS standardized commercial units and continue its marketing plan including, concluding agreements with strategic partners for international marketing and manufacturing and entering field testing programs for the PureSafe FRWS unit. The Company has completed its first field testing on July 21, 2011.

The Company expects to recognize the first sales of the PureSafe FRWS by the end of third quarter of 2011.  The Company will cease being a development stage enterprise when it recognizes significant revenue from the sale of PureSafe FRWS units.  The extent of these initiatives will be contingent upon the amount of capital raised.

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

NOTE 5: INVENTORIES

Inventories consist of the following at June 30, 2011,

Raw materials	$285,788
Finished Goods	254,614
Total	$540,402

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 1,142,461 warrants exercisable at $0.001 issued by the Company.  These warrants have been included in computing the basic net loss per share for the three and six month periods ended June 30, 2011.

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes were as follows:

	June 30,
	2011	2010
Warrants	27,498,529	35,726,652
Convertible promissory notes	11,535,714	15,052,835
Convertible preferred stock	1,545,760	1,545,760
Total	40,580,003	52,325,247

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

During the six months ended June 30, 2011, the Company issued a total of 1,998,343 shares of common stock upon the requests from three convertible note holders to convert their notes plus accrued interest totaling $110,403 into the Company’s common stock based on the term set forth in the loan.  The conversion rates were from $0.055 to $0.056.

On January 25, 2011, the Company issued 86,670 shares of common stock to a former consultant in settlement of accrued compensation of $11,440 pursuant to the settlement agreement the Company entered with the consultant on December 29, 2010.

Cash

Through Equity Financing:
During the six months ended June 30, 2011, for gross proceeds of $267,000 the Company sold an aggregate of 2,537,400 shares of common stock and warrants to purchase additional 598,920 shares of common stock at exercise prices from $0.1032 to $0.1740.  The warrants have a term of three years and were fully vested on the grant date.

On June 2, 2011, the Company received $118,007 cash proceeds for the issuance of 1,200,480 shares of common stock and warrant to purchase 300,120 shares of common stock which the investor elected to exercise his warrants simultaneously with the original investment.  The Company has yet to issue 1,500,600 shares of common stock in connection with such investment. The Company classified the $118,007 cash proceeds as common stock to be issued as of June 30, 2011.

Through Warrant Exercise:
During the six months ended June 30, 2011, the Company received gross proceeds of $86,294 through warrant exercise.  The Company issued aggregate of 1,340,740 shares of common stock in connection with warrant exercises.

During the six months ended June 30, 2011, the Company received cash proceeds of $114,309 for the issuance of 3,028,564 shares of common stock through warrant exercise.  The Company issued aggregate of 3,028,564 shares of common stock in July 2011 in connection with such exercises. The Company classified the $114,309 cash proceeds as common stock to be issued as of June 30, 2011.

Through Debt Financing:
During the six months ended June 30, 2011, the Company received cash proceeds of $100,000 through debt financing.  The Company issued the lender a convertible promissory note bearing interest at a rate of 10% per annum with a term of one year.  In connection with the placement, the Company also issued a warrant to purchase 127,389 shares of common stock at an exercise price of $0.1884.  The warrants have a term of five years and were fully vested on the grant date.  The gross proceeds from the sale of the notes of $100,000 were recorded net of a discount of $27,438.  The debt discount was being charged to interest expense ratably over the term of the convertible notes.

In April, 2011, the Company issued aggregate warrants to multiple lenders to purchase 329,293 shares of common stock at exercise prices $0.1584 to $0.1620 in connection with gross proceeds of $220,000 received in December 2010 through debt financing.  The Company issued each lender a convertible promissory note bearing interest at a rate of 10% per annum with a term of one year.  The gross proceeds from the sale of the notes of $220,000 were recorded net of a discount of $131,100.  The debt discount was being charged to interest expense ratably over the term of the convertible notes.

Services

On January 13, 2011, the Company issued a total of 452,900 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 90,580 shares for their first quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the January 2011 issuance.

On January 27, 2011, the Company issued an aggregate of 325,000 shares of common stock to multiple employee and contractors per grant that was approved by the Company’s Board of Directors on January 24, 2011.  The shares were fully vested on the date of the grant and accordingly, Company recorded $44,525 of stock-based compensation in connection with this issuance.

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

On April 28, 2011, the Company issued a total of 558,035 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 111,607 shares for their second quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the April 2011 issuance.

NOTE 8: CONVERTIBLE PROMISSORY NOTES PAYABLE

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

The gross proceeds from the sale of the notes of $100,000 were recorded net of a discount of $33,612.   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

On June 3, 2011, the Company repaid $40,000 principal.  Total principal as of June 30, 2011 was reduced to $60,000.

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

The gross proceeds from the sale of the note of $100,000 was recorded net of a discount of $27,438.  The debt discount is being charged to interest expense ratably over the term of the convertible note.

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

The gross proceeds from the sale of the notes of $85,000 were recorded net of a discount of $28,610   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

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

The gross proceeds from the sale of the notes of $40,000 were recorded net of a discount of $13,472.   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

NOTE 9: RELATED PARTY TRANSACTIONS

(a)
On January 13, 2011, the Company issued a total of 452,900 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 90,580 shares for their first quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the January 2011 issuance.

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

The gross proceeds from the sale of the notes of $100,000 were recorded net of a discount of $33,612.   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

On June 3, 2011, the Company repaid $40,000 principal.  Total principal as June 30, 2011 was reduced to $60,000.

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

The gross proceeds from the sale of the notes of $85,000 were recorded net of a discount of $28,610 The debt discount is being charged to interest expense ratably over the term of the convertible notes.

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

The gross proceeds from the sale of the notes of $40,000 were recorded net of a discount of $13,472.   The debt discount is being charged to interest expense ratably over the term of the convertible notes.

(g)
On April 28, 2011, the Company issued a total of 558,035 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 111,607 shares for their second quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the April 2011 issuance.

NOTE 10: LEGAL PROCEEDINGS.

Current legal proceedings to which the Company is a party are as follows:

On June 21, 2009 the Company was served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by the Company or by Water Splash LLC, to which the Company had sold its water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  As of August 22, 2011, the Company does not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under the existing liability insurance policy. However, the Company cannot provide assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

In addition to the above, the Company may be involved in legal proceedings in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 11: SUBSEQUENT EVENTS.

(a)	From July 1 through August 16, 2011, the Company issued aggregate of 3,028,564 shares of common stock for gross proceeds of $114,309 received in June, 2011 through warrant exercise.

(b)	In July, 2011, the Company received gross proceeds of $13,192 through warrant exercise. The Company issued aggregate of 219,866 shares of common stock in connection with warrant exercises.

(c)
On July 11, 2011, the Company issued a total of 946,970 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 189,394 shares for their second quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $62,500 in connection with the July 2011 issuance.

(d)
On August 3, 2011, the Company borrowed $125,000 from a private investor and issued to the investor a secured convertible promissory note in the principal amount of $125,000 (the “Note”).  The Note bears an interest rate of 8% per annum and is convertible at any time after the maturity date (December 1, 2011) into shares of common stock of the Company at a 30% discount from the current market price (as defined in the Note). The Company has the right to redeem the Note at any time by paying the outstanding principal amount of the Note multiplied by a premium according to the following schedule, plus all accrued interest: 120% of the outstanding principal amount if redeemed within 90 days after the issuance date; 125% of the outstanding principal amount if redeemed within 180 days after the issuance date; 130% of the outstanding principal amount if redeemed after 180 days after the issuance date.  The Note is further guaranteed by two officers of the Company and secured by stock pledge agreements with each officer, pursuant to which each of the officers has pledged 2,000,000 shares of the Company’s common stock owned by them as collateral to secure payment of the Note. In connection with the issuance of the Note, the Company also issued to the investor a common stock purchase warrant, expiring August 3, 2018, to purchase 1,250,000 shares of common stock at an exercise price of $0.10 per share.

(e)
On August 12, 2011, the Company issued 541,404 shares of common stock upon the request from a convertible note holder to convert the note plus accrued interest totaling $28,694 into the Company’s common stock based on the term set forth in the loan.  The conversion rates were from $0.053.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Comment

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes at and for the year ended December 31, 2010 contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011.

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

Results of Operations

Three Months Ended June 30, 2011  Compared to the Three Months Ended June 30, 2010

Sales.  We recorded zero sales for the three months  ended June 30, 2011 and 2010.

Until the fourth quarter of 2001, we were engaged in the manufacture and marketing of water coolers and water purification and filtration products.  In the fourth quarter of 2001, such business was sold so that we could concentrate on the further development, manufacturing and marketing of a line of water purification systems.  In 2007, new management made a strategic decision that the existing water filtration system had not produced any significant sales.  New management further recognized that the existing unit required significantly more engineering.  In 2007, we signed a contract with Bircon Ltd., an Israeli-based engineering consulting company, to design our new “PureSafe First Response Water System” (the “PureSafe FRWS”) line of water decontamination systems.  In September 2009, we set up PureSafe Manufacturing & Research Corporation, a Delaware corporation that is wholly owned subsidiary of PureSafe Water Systems, Inc., to handle the production and research.  In 2010, we made significant modifications on our PSWS unit and standardized the design and manufacturing process.  The first two commercialized units were completed in the fourth quarter of 2010.  We are currently in the process of building three more units.  We believe the PureSafe FRWS product will result in our first significant sales since 2001.  We currently expect to recognize the first sales of the PureSafe product at the end of third quarter of 2011.  We will cease being a development stage enterprise at the time of our recognition of significant revenue from sales of the PureSafe FRWS product.

Cost of sales.  We recorded zero cost of sales for the three months ended June 30, 2011 and 2010.

Selling, general and administrative.  We incurred selling, general and administrative expenses for the three months ended June 30, 2011, of $492,539 compared to $579,942 for the same period in 2010, a $87,403 or 15% decrease.  The following is a more detailed analysis on some of the categories that have the most significant changes.  Legal fees incurred in the three months ended June 30, 2011 were $27,619, compared to $9,961 in 2010, a $17,658 or 177% increase.  The increase in legal fees is attributable to more legal services required in 2011 due to the expansion of operations.  Production related overhead incurred in the three months ended June 30, 2011 was $54,693, compared to $78,226 in the same period of 2010, a $23,533 or 30% decrease.  The main reason for the $23,533 decrease in manufacturing overhead is the non-recurring labor cost incurred in 2010 to renovate the 160 Dupont facility of which we took possession in July 2010.  Consultant services fees incurred in the three months ended June 30, 2011 is $5,207, compared to $40,666 incurred in the same period of 2010, a $35,459 or 87% decrease.  The Company stopped using some general consultant services in 2011 because we have focused our resources on expanding our manufacturing capacity.

We spent $0 in advertising in the 2nd quarter of 2011, a $20,462 drop compared with the same period of 2010.  Trade show related expenses dropped from $21,365 in 2010 to $4,267, a $17,099 or 80% decrease.  Marketing related printing costs also dropped significantly, from $13,339 in 2010 to $319 in 2011, a $13,020 or 98% decrease.   The biggest contribution of the decrease in marketing expense is the marketing related consulting fees.  We incurred $83,000 in consulting related marketing expense in the 2nd quarter of 2010.  Due to the termination of the Management agreement between PureSafe and Hidell International, Inc. on December 29, 2010, marketing related consulting fees incurred for the three months ended June 30, 2011 was $13,000.

Rent expense incurred in the 2nd quarter of 2011 was $48,819, compared to $27,934 in the same period of 2010, a $20,885 or 75% increase.  Most of the increase came from the rent we paid for our 160 Dupont facility for which, effective July 1, 2010, the Company entered into a two-year lease in Plainview, New York on May 24, 2010.

Total salaries expense, including deferred compensation, was $139,743 for the 2nd quarter of 2011 compared to $114,378 in the same period of 2010, an increase of $25,365 or 22%.   The $25,365 increase in salaries in 2011 is the result of the hiring of our new Chief Operating Officer in January 2011.  Stock based compensation increased to $103,750 in the 2nd quarter of 2011 from $7,167 in the same period of 2010, an increase of $96,583 or 1,348%, which includes Directors’ fee incurred in the 2nd quarter of 2011 of $62,500.  We retained two additional independent directors in June 2010 and revised the directors’ compensation schedule, effective July 1, 2010, from $2,000 per year to $50,000 per year, paid in shares of common stock.  Also, on March 21, 2011, we recorded $41,100 stock-based compensation for a warrant awarded to a consultant which gives the consultant the right to purchase 500,000 shares of our common stock at an exercise price of $0.135 per share for his services in connection with our participation of United Nations’ World Water Day on March 22, 2011.

Research and development for the three months ended June 30, 2011 and 2010 was $36,661 and $52,850, respectively, a decrease of $16,189 or 31%.  In 2010, we spent a considerable amount of funds on redesigning and modifying our FRWS unit from the prototype that was built July 2008 and have since completed two standardized commercial units.  We continue to make minor modifications to enhance the performance of the machine in 2011.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the three months ended June 30, 2011 and 2010 was $40,370 and $34,377, respectively, a $5,993 or 17% increase.

Debt discount related interest expense for the three months ended June 30, 2011 and 2010 was $88,081 and $109,470, a $21,389  or 20% decrease.  The decrease in debt discount related interest expense is the result of reduction in total loan principal from the conversions that occurred in 2010 and 2011.

Changes in fair value of warrants and embedded conversion options for the three months ended June 30, 2011 and 2010 were $0 and $2,560,000, respectively. In March 2007, we issued a convertible promissory note to a former director for a $50,000 loan. The conversion price for the conversion was 50% of the average closing price of the common stock over the three previous business days preceding the date of demand for conversion was made.  Since it was not a fixed conversion price, the number of conversion shares could not be determined at the time the loan was made.  As a result, the embedded conversion option was presented as a derivative liability on the consolidated balance sheet.

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

On December 31, 2010, upon the request from the former director, we converted $68,491 loan principal and accrued interest we owed him into 974,312 shares of our common stock.  Subsequent to the conversion, we reclassified $2,064,500 which represented the fair value for all respective warrants and embedded conversion options previously classified as components of the derivative liabilities to equity, and we are no longer required to report the issuance of certain convertible promissory notes, options and warrants as derivative instrument.

For all the above-stated reasons, the net loss for three months ended June 30, 2011 and 2010 was $657,651 and $3,336,639, respectively.

Six Months Ended June 30, 2011  Compared to the Six Months Ended June 30, 2010

Sales.  We recorded zero sales for the six months  ended June 30, 2011 and 2010.

Cost of sales.  We recorded zero cost of sales for the six months ended June 30, 2011 and 2010.

Selling, general and administrative.  We incurred selling, general and administrative expenses for six months ended June 30, 2011, of $1,664,365, compared to $1,514,198 for the same period in 2010, a $150,167 or 10% increase.  Though the overall change is relatively small, there are changes in some categories that are significant and will be discussed in more detail. Legal fees incurred in the six months ended June 30, 2011 was $55,470, compared to $26,655 in the same period of 2010, a $28,815 or 108% increase.   We incurred $50,000 of auditor fees compared to $30,000 in the same period of 2010, a $20,000 or 67% increase.  Accounting fees incurred for the six months ended June 30, 2011 was $26,243, compared with $10,533 in the same period of 2010, a $15,710 or 149% increase.  The reason for the increase in legal fees, audit fees and accounting fees is attributable to the expansion of our operations in 2011.  Thus, more services were required and rendered in the general administrative areas.

Production related overhead incurred in the six months ended June 30, 2011 was $133,612, compared to $144,849 in the same period of 2010, a $11,237 or 8% decrease.  Consultant services fees incurred in the six month period ended June 30, 2011 was $27,707, compared to $71,666 incurred in the same period of 2010, a $43,959 or 61% decrease.  As discussed earlier, the reduction of general consultant services fees in 2011 is because we have focused our resources on our manufacturing activities.

Marketing related expenses incurred in six months ended June 30, 2011 was $89,452, compared to $266,179, a $176,727 or 66% decrease.  Overall, we have incurred less expense in most sectors of marketing.  We spent $0 and $22,462 in advertising in the 2nd quarter of 2011, and 2010, respectively.  Trade show related expenses dropped from $30,015 in 2010 to $15,850, a $14,165 or 47% decrease.  Marketing related printing cost dropped $13,578, from $14,092 in 2010 to $514 in 2011.   The biggest contribution to the decrease in marketing expense is the marketing related consulting fees.  We incurred $152,000 in consulting related marketing expense in the 2nd quarter of 2010.  Due to the termination of the management agreement between PureSafe and Hidell International, Inc. on December 29, 2010, marketing related consulting service expense incurred in the same period of 2011 was $32,167, a 119,833 or 79% decrease.  Marketing – Public Relations is the only category that has increased the six month period ended June 30, 2011 compared to same period in 2010--from $7,475 in 2010 to $28,728 in 2011.  The increase of marketing – public relation expense is attributable to expenses related to our participation of United Nations’ World Water Day on March 22, 2011.

Rent and rent related expense incurred in six months ended June 30, 2011 was $88,069, compared to $50,060 in the same period of 2010, a $38,009 or 76% increase.  Most of the increase is attributable to the rent we paid for our 160 Dupont facility, for which we entered into a two-year lease on May 24, 2010.

Total salary expense incurred, including deferred compensation, in the six months ended June 30, 2011 was $276,528, compared to $221,933 in the same period of 2010, an increase of $54,595 or 25%.  The increase in salaries in 2011 is the direct result of the hiring of our new Chief Operating Officer in January 2011. Stock based compensation increased to $754,825 in the six months ended June 30, 2011 from $504,084 in the same period of 2010, an increase of $250,741 or 50%, which includes Directors’ fee incurred in the 2nd quarter of 2011 of $62,500.  We retained two additional independent directors in June 2010 and revised the directors’ compensation schedule from $2,000 per year to $50,000 per year paid in shares of common stock. in May 2010 effective July 1, 2010.  Also, on March 21, 2011, we recorded $41,100 stock-based compensation for a warrant awarded to a consultant which gives the consultant the right to purchase 500,000 shares of our common stock at an exercise price of $0.135 per share for his services in connection with our participation of United Nations’ World Water Day on March 22, 2011. We awarded 4,325,000 shares of common stock to our employee and consultants in six months ended June 30, 2011, constituting 2,050,000 shares less as compared to the 6,375,000 shares awarded in the same period of 2010.  However, because the average stock price for the first quarter of 2011, when the awards were granted, was $0.13, 200% higher than average price in the same period in 2010, $0.05, we recorded $754,825 in stock-based compensation in the six month period ended June 30, 2011, $250,741 more than the $504,084 recorded in the same period of 2010.

Research and development expense for six months ended June 30, 2011 and 2010 was $83,340 and $75,448, respectively, a modest increase of $7,892 or 10%.  In 2010, we spent a considerable amount of funds on redesigning and modifying our FRWS unit from the prototype that was built July 2008 and have since completed two standardized commercial units.  We continue to make minor modifications to enhance the performance of the machine in 2011.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the six months ended June 30, 2011 and 2010 was $77,691 and $91,958, respectively, a $14,267 or 16% decrease.  The decrease in non-debt related interest expense is the result of reduction in total loan principal amounts outstanding resulting from the conversions occurred in 2010 and 2011.  Debt discount related interest expense for the six months ended June 30, 2011 and 2010 was $163,596 and $165,052, respectively, a  $1,456 decrease.

Changes in fair value of warrants and embedded conversion options for the six months ended June 30, 2011 and 2010 were $0 and $2,585,500, respectively. In March 2007, we issued a convertible promissory note to a former director for a $50,000 loan. The conversion price for the conversion was 50% of the average closing price of the common stock over the three previous business days preceding the date of demand for conversion was made.  Since it was not a fixed conversion price, the number of conversion shares could not be determined at the time the loan was made.  As a result, the embedded conversion option was presented as a derivative liability on the consolidated balance sheet.

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

On December 31, 2010, upon the request from the former director, we converted $68,491 loan principal and accrued interest we owed him into 974,312 shares of our common stock.  Subsequent to the conversion, we reclassified $2,064,500 which represented the fair value for all respective warrants and embedded conversion options previously classified as components of the derivative liabilities to equity, and we are no longer required to report the issuance of certain convertible promissory notes, options and warrants as derivative instrument.

For all the above-stated reasons, the net loss for the six months ended June 30, 2011 and 2010 was $1,988,992 and $4,432,156, respectively.

Liquidity and Capital Resources

As of June 30, 2011, we maintained a cash balance of $85,410 as compared to $249,728 as of the same date in 2010.

Net cash used in the operating activities in the six months ended June 30, 2011 decreased by $148,178 or 14% from $1,089,925 in the same period of 2010 to $941,747, respectively, or 14% decrease.  The $148,178 decrease in cash spent in 2011 was the net result of the following factors: a.) we paid more rent in the first quarter of 2011 as compared to the same period in 2010 because of the additional facility we added in July 2010; b.) we spent considerable more cash on purchasing inventories in the first quarter of 2011 compared to the same period of 2010;    c.)  cash used in salary expense in the six months ended June 30, 2011 increased considerably due to the hiring of our new Chief Operating Officer in January 2011, and  d.) we received $130,000 customer deposit for a contingent sale of one PSWS unit.

We incurred $7,400 in capital expenditures in the six months period ended June 30, 2011 and $9,616 in the same period of 2010.  The entire amount of capital expenditures incurred in this quarter is related to FRWS Systems patent application.

In the six months ended June 30, 2011 and 2010, we raised $353,294 and $869,645, respectively through sales of our common stock and warrant exercise.  Funds received in six months ended June 30, 2011 and 2010 from convertible promissory notes were $325,000 and $375,000, respectively.  We received $232,316 in the six months ended June 30, 2011 for the of purchase 4,600,593 shares of common stock to be issued in July  and August 2011.   In six months ended June 30, 2011, cash used for repayment of notes payable was $42,811 and $2,500, respectively.

From all the above activities, net cash provided by financing activities for six months ended June 30, 2011 and 2010 was ($81,348) and $142,304, respectively.

At June 30, 2011, we had a working capital deficit of approximately $2,418,000.  We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $40,826,000. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  We are seeking to raise an additional $5 million in the next twelve months to fund the following activities: to manufacture 45 commercialized PureSafe FRWS units within the next twelve months; to expand production capability by increasing the inventory level of components used in the manufacturing process; re-engineering the assembly process and outsourcing production where appropriate; continue to implement our established marketing program; and to establish a sales and marketing network which includes hiring a Vice President of Sales.  Provided we obtain such financing, we believe that there will be revenue recognition by the end of third quarter of 2011.

For the first two quarters of 2011, our main focus was to produce PureSafe FRWS standardized commercial units and continue its marketing plan including, concluding agreements with strategic partners for international marketing and manufacturing and entering field testing programs for the PureSafe FRWS unit. We have completed our first field testing on July 21, 2011.

We expect to recognize the first sales of the PureSafe FRWS by the end of third quarter of 2011.  We will cease being a development stage enterprise when we recognize significant revenue from the sale of PureSafe FRWS units.  The extent of these initiatives will be contingent upon the amount of capital raised.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of June 30, 2011:

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

Confidential Reporting Mechanism.  We recognize that we need to provide leadership and guidance to our employees, clients and vendors regarding business ethics and professional conduct. A confidential reporting mechanism must be in place for anonymous reporting of a breach of ethics that will enable prompt and thorough investigation. In January 2009, we implemented a whistleblower program.  A toll-free number, as well as an email address, were posted on the homepage of our website to encourage our employees, contractors, sub-contractors and vendors to report any unethical or illegal behavior they suspect.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Current legal proceedings to which we are a party are as follows:

On June 21, 2009 we were served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by the Company or by Water Splash LLC, to which we had sold its water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  As of August 22, 2011, we do not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under the existing liability insurance policy. However, we cannot provide assurance that the outcome of this matter will not have a material effect on our financial condition or results of operations.

In addition to the above, we may be involved in legal proceedings in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

ITEM 1A.  RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended June 30, 2011.

Date	Title and Amount(1)	Purchaser	Underwriter	Principal Total Offering Price/ Underwriting Discounts
January 4, 2011	493,924 shares of common stock issued through conversion of loan	Private investor	NA	$0.056 per share/NA
January 11, 2011	181,554 shares of common stock and three year warrants to purchase 36,311 shares of common stock at exercise price $0.1652 through 2010 Private Placement.	Private investor	NA	$0.1377 per share/NA
January 13, 2011	452,900 shares of common stock issued for compensation	Board of directors	NA	$0.138 per share/NA
January 13, 2011	182,083 shares of common stock and three year warrants to purchase 36,417 shares of common stock at exercise price $0.1648 through 2010 Private Placement.	Private investor	NA	$0.1373 per share/NA
January 24, 2011	273,974 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.0876 per share/NA

January 25, 2011	49,358 shares of common stock issued through exercise of warrants	Private investor	NA	$0.1216 per share/NA
January 25, 2011	86,670 shares of common stock issued in connection with settlement of debt.	Consultant	NA	$0.132 per share/NA
January 27, 2011	325,000 shares of common stock issued as compensation.	Corporate employee	NA	$0.137 per share/NA
February 4, 2011	1,002,020 shares of common stock through loan conversion.	Private investor	NA	$0.055 per share/NA
February 8, 2011	95,238 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.042 per share/NA
February 10, 2011	502,399 shares of common stock issued through loan conversion.	Private investor	NA	$0.055 per share/NA
February 16, 2011	344,828 shares of common stock and three year warrants to purchase 68,966 shares of common stock at exercise price $0.174 through 2010 Private Placement.	Private investor	NA	$0.145 per share/NA
February 24, 2011	95,238 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.042 per share/NA
February 24, 2011	128,125 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.0384 per share/NA
March 9, 2011	2,000,000 shares of common stock issued as executive compensation.	Chief Financial Officer	NA	$0.135 per share/NA
March 21, 2011	2,000,000 shares of common stock issued as executive compensation.	Chief Executive Officer	NA	$0.135 per share/NA
February 7, 2011	Five-year Warrants to purchase 89,928 shares of common stock at an exercise price of $0.139 per share issued in connection with a loan.	Chief Executive Officer	NA	$-0-/NA
February 7, 2011	Five-year Warrants to purchase 89,928 shares of common stock at an exercise price of $0.139 per share issued in connection with a loan.	Chief Financial Officer	NA	$-0-/NA
February 14 2011	Five-year Warrants to purchase 127,389 shares of common stock at an exercise price of $0.1884 per share issued in connection with a loan.	Private investor	NA	$-0-/NA
March 1, 2011	Three-year Warrants to purchase 500,000 shares of common stock at an exercise price of $0.135 per share issued as compensation.	Consultant	NA	$-0-/NA
March 15, 2011	Five-year Warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share issued in connection with a loan.	Chief Financial Officer	NA	$-0-/NA

March 28, 2011	Five-year Warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 per share issued in connection with a loan.	Chief Financial Officer	NA	$-0-/NA
April 26, 2011	211,193 shares of common stock and three year warrants to purchase 52,798 shares of common stock at exercise price $0.1136 through 2011 Private Placement.	Private investor	NA	$0.947 per share/NA
April 26, 2011	267,983 shares of common stock and three year warrants to purchase 66,988 shares of common stock at exercise price $0.1120 through 2011 Private Placement.	Private investor	NA	$0.933 per share/NA
April 26, 2011	232,313 shares of common stock and three year warrants to purchase 58,078 shares of common stock at exercise price $0.1136 through 2011 Private Placement.	Private investor	NA	$0.947 per share/NA
April 26, 2011	89,286 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.0672 per share/NA
April 26, 2011	86,655 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.0692 per share/NA
April 27, 2011	275,634 shares of common stock and three year warrants to purchase 68,909 shares of common stock at exercise price $0.1088 through 2011 Private Placement.	Private investor	NA	$0.0907 per share/NA
April 27, 2011	260,417 shares of common stock and three year warrants to purchase 65,104 shares of common stock at exercise price $0.1152 through 2011 Private Placement.	Private investor	NA	$0.096 per share/NA
April 28, 2011	558,035 shares of common stock issued for compensation	Board of directors	NA	$0.112 per share/NA
May 6, 2011	581,395 shares of common stock and three year warrants to purchase 145,349 shares of common stock at exercise price $0.1032 through 2011 Private Placement.	Private investor	NA	$0.086 per share/NA
June 10, 2011	68,909 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.091 per share/NA
June 13, 2011	113,156 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 13, 2011	108,078 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 16, 2011	21,524 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 21, 2011	36,417 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 21, 2011	94,340 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 23, 2011	36,311 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 23, 2011	44,131 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA

(1) The issuances to executives, employees, lenders, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Rule 701 promulgated by the SEC under the Securities Act.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  REMOVED AND RESERVED

Not applicable.

ITEM 5.  OTHER INFORMATION.

None

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

10.43	Secured Convertible Promissory Note, due December 1, 2011, issued to Southridge Partners II, LP, filed herewith.
10.44	Securities Purchase Agreement, dated as of August 3, 2011, between the Company and Southridge Partners II, LP, filed herewith.
10.45	Common Stock Purchase Warrant, expiring August 3, 2018, issued to Southridge Partners II, LP, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Leslie J. Kessler, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry R. Lazar, filed herewith.
32.1	Section 1350 Certification of Leslie J. Kessler, filed herewith.
32.2	Section 1350 Certification of Terry R. Lazar, filed herewith.
101.INS*	XBRL Instance Document, filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema, filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase, filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase, filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PureSafe Water Systems, Inc.

Dated: August 22, 2011	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer