Form 10-Q
period 2011-09-30
PureSafe Water Systems, Inc.
filed 2011-11-15
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of November 14, 2011, 340,389,004 shares of the common stock of the registrant were issued and 340,384,604 were outstanding.

PureSafe Water Systems Inc. and Subsidiary
 (A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$113,838	$166,758
Inventories	545,377	442,815
Prepaid expenses and other current assets	61,192	81,697
Total Current Assets	720,407	691,270

Property and equipment, net of accumulated depreciation of $130,811 and $68,447, respectively	157,669	231,106
Patents and trademarks, net of accumulated amortization of $34,186 and $29,608, respectively	65,698	62,876
Other assets	46,685	37,280
TOTAL ASSETS	$990,459	$1,022,532

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$575,616	$751,262
Accrued compensation	385,431	193,533
Accrued consulting and director fees	144,000	144,000
Customer deposits	162,250	--
Convertible notes payable to officers and directors (including accrued interest of $74,880 and $47,445 and net of debt discount of $31,691 and $0, respectively)	715,189	534,445
Convertible promissory notes (including accrued interest of $60,453 and $25,132 and net of debt discount of $154,377 and $241,657, respectively)	851,076	428,475
Promissory notes payable (including accrued interest of $179,999 and $159,698, respectively)	531,935	470,660
Fair value of detachable warrants and conversion option	1,285,800	--
Accrued dividends payable	190,328	190,328
Total Current Liabilities	4,841,625	2,712,703

Long Term Liabilities:
Notes Payable	17,660	20,423
Total Long Term Liabilities	17,660	20,423
TOTAL LIABILITIES	4,859,285	2,733,126

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,781,775 and $2,700,550, as of September 30, 2011 and December 31, 2010, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 339,308,740 shares issued and 339,304,340 shares outstanding at September 30, 2011; 319,026,726 shares issued and 319,022,326 outstanding at December 31, 2010	339,308	319,026
Additional paid-in capital	38,434,528	37,203,196
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $68,439 and $53,308, respectively)	(405,639)	(390,508)
Accumulated deficit (including $27,699,843 and $24,305,128 of deficit accumulated during development stage at September 30, 2011 and December 31, 2010, respectively)	(42,231,439)	(38,836,724)
Total Stockholders’ Deficiency	(3,868,826)	(1,710,594)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$990,459	$1,022,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,		January 1, 2002 To September 30, 2011
	2011	2010	2011	2010
Sales	$--	$--	$--	$--	$471,290
Costs and expenses (income):
Cost of Sales	--	--	--	--	575,680
Selling, general and administrative, including stock-based compensation of $214,600 and $155,267 for the three months and $969,425 and $654,351 for the nine months ended September 30, 2011 and 2010, respectively and $5,241,303 for the period January 1, 2002 to September 30, 2011	629,995	790,238	2,294,360	2,304,436	16,421,305
Non-dilution agreement termination costs	--	--	--	--	2,462,453
Research and development	52,130	5,394	135,470	80,842	1,255,823
Interest expense - including interest expense to a related party of $17,135 and $14,151 for the three months and $48,373 and $37,779 for the nine months ended September 30, 2011 and 2010, respectively, and $574,973 for the period Jan 1, 2002 to September 30, 2011	192,898	135,488	434,185	392,498	2,691,298
Financing costs - extension of warrants	85,700	--	85,700	--	160,400
Interest expense - conversion provision	--	--	--	--	113,000
Loss on settlement of debt	--	--	--	--	1,888,925
Change in fair value of detachable warrants and, embedded conversion option	445,000	(505,400)	445,000	2,080,100	2,602,249
Total costs and expenses	1,405,723	425,720	3,394,715	4,857,876	28,171,133
Net (loss)	(1,405,723)	(425,720)	(3,394,715)	(4,857,876)	(27,699,843)
Deemed dividend on preferred stock	--	--	--	--	(2,072,296)
Preferred stock dividends	(27,075)	(27,075)	(81,225)	(81,225)	(1,023,948)
	(27,075)	(27,075)	(81,225)	(81,225)	(3,096,244)
Net loss attributable to common stockholders	$(1,432,798)	$(452,795)	(3,475,940)	$(4,939,101)	$(30,796,087)
Net loss attributable to common stockholders per common share -
Basic and diluted (* less than a penny a share)	*	*	(0.01)	(0.02)
Weighted average number of shares outstanding	335,839,212	301,874,648	329,227,487	289,782,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company commencing January 1, 2002)
Condensed Consolidated Statement of Stockholders’ Deficiency
For the nine months ended September 30, 2011
(unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	At Cost	Receivable	Deficit	Deficiency
Balance at December 31, 2010	$184,144	$184	319,026,726	$319,026	$37,203,196	$(5,768)	$(390,508)	$(38,836,724)	$(1,710,594)

Proceeds from Sale of Common Stock
$0.138 per share – January 11, 2011	--	--	181,554	182	24,818	--	--	--	25,000
$0.137 per share – January 13, 2011	--	--	182,083	182	24,818	--	--	--	25,000
$0.145 per share – February 16, 2011	--	--	344,828	345	49,655	--	--	--	50,000
$0.0947 per share – April 26, 2011	--	--	211,193	211	19,789	--	--	--	20,000
$0.0933 per share – April 26, 2011	--	--	267,983	268	24,732	--	--	--	25,000
$0.0947 per share – April 26, 2011	--	--	232,313	232	21,768	--	--	--	22,000
$0.0910 per share – April 27, 2011	--	--	275,634	276	24,724	--	--	--	25,000
$0.0960 per share – April 27, 2011	--	--	260,417	260	24,740	--	--	--	25,000
$0.0860 per share – May 6, 2011	--	--	581,395	581	49,419	--	--	--	50,000
$0.0663 per share – August 24, 2011	--	--	1,508,296	1,509	98,491	--	--	--	100,000
$0.0693 per share – September 22, 2011	--	--	360,752	361	24,639	--	--	--	25,000

Proceeds from exercise of warrants
$0.088 per share – January 24, 2011	--	--	273,974	274	23,726	--	--	--	24,000
$0.122 per share – January 25, 2011	--	--	49,358	49	5,953	--	--	--	6.002
$0.042 per share – February 8, 2011	--	--	95,238	95	3,905	--	--	--	4,000
$0.038 per share – February 24, 2011	--	--	128,125	128	4,792	--	--	--	4,920
$0.042 per share – February 24, 2011	--	--	95,238	95	3,905	--	--	--	4,000
$0.068 per share – April 26, 2011	--	--	175,941	176	11,824	--	--	--	12,000
$0.060 per share – June 10, 2011	--	--	68,909	69	4,066	--	--	--	4,135
$0.060 per share – June 13, 2011	--	--	113,156	113	6,676	--	--	--	6,789
$0.060 per share – June 13, 2011	--	--	108,078	108	6,377	--	--	--	6,485
$0.060 per share – June 16, 2011	--	--	21,524	22	1,269	--	--	--	1,291
$0.060 per share – June 21, 2011	--	--	36,417	36	2,149	--	--	--	2,185
$0.060 per share – June 21, 2011	--	--	94,340	94	5,566	--	--	--	5,660
$0.060 per share – June 23, 2011	--	--	36,311	36	2,143	--	--	--	2,179
$0.060 per share – June 23, 2011	--	--	44,131	44	2,604	--	--	--	2,648
$0.060 per share – July 6, 2011	--	--	321,042	321	18,942	--	--	--	19,263
$0.060 per share – July 8, 2011	--	--	166,666	167	9,833	--	--	--	10,000
$0.060 per share – July 11, 2011	--	--	905,914	906	53,449	--	--	--	54,355
$0.060 per share – July 12, 2011	--	--	71,429	72	4,214	--	--	--	4,286
$0.060 per share – July 13, 2011	--	--	1,142,461	1,142	--	--	--	--	1,142
$0.060 per share – July 13, 2011	--	--	68,966	69	4,069	--	--	--	4,138
$0.060 per share – July 20, 2011	--	--	571,952	572	33,746	--	--	--	34,318
$0.060 per share – August 24, 2011	--	--	300,120	300	17,707	--	--	--	18,007
$0.060 per share – September 22, 2011	--	--	76,954	77	4,540	--	--	--	4,617

PureSafe Water Systems, Inc. and Subsidiary
(A Development Stage Company commencing January 1, 2002)
Condensed Consolidated Statement of Stockholders’ Deficiency (Continued)
For the nine months ended September 30, 2011
(unaudited)

Common stock issued for loan conversion
$0.056 per share – January 4, 2011	--	--	493,924	494	27,166	--	--	--	27,660
$0.055 per share – February 4, 2011	--	--	1,002,020	1,002	54,109	--	--	--	55,111
$0.055 per share – February 10, 2011	--	--	502,399	502	27,130	--	--	--	27,632
$0.053 per share – August 12, 2011	--	--	541,404	542	28,152	--	--	--	28,694

Common stock issued for repayment of debt
$0.132 per share – January 25, 2011	--	--	86,670	87	11,353	--	--	--	11,440

Common stock issued for services
$0.138 per share – January 13, 2011	--	--	452,900	453	62,047	--	--	--	62,500
$0.137 per share – January 27, 2011	--	--	325,000	325	44,200	--	--	--	44,525
$0.135 per share – March 9, 2011	--	--	2,000,000	2,000	268,000	--	--	--	270,000
$0.135 per share – March 21, 2011	--	--	2,000,000	2,000	268,000	--	--	--	270,000
$0.112 per share – April 28, 2011	--	--	558,035	558	61,942	--	--	--	62,500
$0.066 per share – July 11 28, 2011	--	--	946,970	947	61,553	--	--	--	62,500
$0.069 per share – August 23, 2011	--	--	2,000,000	2,000	136,000	--	--	--	138,000

Accrued interest	--	--	--	--	--	--	(15,131)	--	(15,131)
Reclassification of derivate liabilities	--	--	--	--	(685,600)	--	--	--	(685,600)
Warrants granted in connection with debt	--	--	--	--	103,132	--	--	--	103,132
Financing cost extension of warrants	--	--	--	--	85,700	--	--	--	85,700
Amortization of warrants and options for employees and non-employees	--	--	--	--	59,400	--	--	--	59,400

Net loss	--	--	--	--	--	--	--	(3,394,715)	(3,394,715)
BALANCE – September 30, 2011	184,144	$184	339,308,740	$339,308	$38,434,528	$(5,768)	$(405,639)	$(42,231,439)	$(3,868,826)

Accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2002)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,		For the Period From January 1, 2002 through September 30,
Cash Flows from Operating Activities:	2011	2010	2011
Net loss	$(3,394,715)	(4,857,876)	$(27,699,843)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on Sale of Property and Equipment	--	--	8,177
Depreciation and amortization	62,723	21,786	137,713
Amortization of patents and trademarks	4,578	4,578	32,804
Interest expense - amortization of deferred financing	--	--	22,530
Stock based compensation	969,425	654,351	5,251,505
Interest expense - conversion provision	--	--	113,000
Interest receivable	(15,131)	(15,174)	(68,439)
Accretion of debt discount	313,921	267,178	1,467,264
Change in fair value of warrants and embedded conversion option	445,000	2,080,100	2,602,249
Loss on settlement of debt	--	--	1,888,926
Non-dilution agreement termination cost	--	--	2,462,453
Inventory reserve	--	--	159,250
Write-off of stock subscription receivable	--	--	21,800
Financing costs - warrant extension	85,700	--	160,400
Change in assets and liabilities -
Prepaid expenses and other current assets	19,712	34,416	(11,741)
Inventories	(102,337)	(240,058)	(545,152)
Other assets	(9,405)	(16,780)	(37,266)
Customer deposit	162,250	--	162,250
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	131,398	362,189	3,313,904
Net Cash Used in Operating Activities	(1,326,881)	(1,705,290)	(10,558,216)

Cash Flows from Investing Activities:
Purchase of property and equipment	--	(63,253)	(288,689)
Patent costs	(7,400)	--	(73,829)
Proceeds from sale of property & equipment	--	--	4,350
Net Cash Used in Investing Activities	(7,400)	(63,253)	(358,168)

Cash Flows from Financing Activities:
Reduction of stock subscription receivable	--	--	65,700
Proceeds from sale of preferred stock	--	--	1,130,127
Proceeds from sale of common stock	392,000	1,137,939	6,085,999
Proceeds from exercise of warrants	236,420	207,502	740,767
Proceeds from sale of common stock to be issued	--	--	300,000
Deferred financing costs	--	--	(22,530)
Proceeds from convertible promissory note	425,000	175,000	2,195,000
Proceeds from officers and directors convertible loans	225,000	200,000	975,000
Proceeds from notes payable	47,091	--	47,091
Repayment of officers and directors loans	(40,000)	--	(240,000)
Repayment of notes payable	(4,150)	(1,724)	(282,444)
Net Cash Provided by Financing Activities	1,281,361	1,718,717	10,994,710

Net (decrease) increase in cash	(52,920)	(49,826)	78,327

Cash at beginning of period	166,758	107,424	35,511

Cash at end of period	$113,838	$57,598	$113,838

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	23,564	7,987	414,148

Non-Cash Investing Activities:
Notes Receivable for common stock issued	--	--	337,200
Purchase of Equipment through long term financing	--	29,932	29,932
	--	--	--
Non-Cash Financing Activities:			--
Compensation satisfied by issuance of common stock	--	174,000	229,250
Common stock issued in satisfaction of liabilities	150,537	228,213	8,124,487
Reclassification of derivative liabilities to equity	--	579,100	3,645,166
Reclassification of equity instrument to derivative liabilities	685,600	--	734,200
Fair value of warrants granted in connection with debt	103,132		103,132
Cancellation of debt for no consideration	--	--	1,430,453

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

The operating results for the three and nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets and property and equipment), contingencies, as well as the recording and presentation of its stock based compensation and derivative liabilities.  Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Principles of Consolidation

The condensed consolidated financial statements of PureSafe Water Systems, Inc. include accounts of the Company and its wholly-owned subsidiary, PureSafe Manufacturing and Research Corporation. Intercompany transactions and balances are eliminated in consolidation.

Inventories

Inventory amounts are stated at lower of first-in, first-out (“FIFO”) cost or market.

Derivative Financial Instruments

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for a conversion of the convertible promissory notes into shares of common stock at a rate which was determined to be variable.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  As a result of entering into the convertible promissory notes (See Note 10b), the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, other than as disclosed in Note 13 the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has an accumulated deficit since its inception of approximately $42,231,000 and $38,837,000 as of September 30, 2011 and December 31, 2010, respectively, and has a working capital deficiency of approximately $4,121,000 and $2,021,000 as of September 30, 2011 and December 31, 2010, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $5 million in the next twelve months to fund the following activities: to manufacture 45 commercialized PureSafe FRWS units within the next twelve months; to expand production capability by increasing the inventory level of components used in the manufacturing process; re-engineering the assembly process and outsourcing production where appropriate; continue to implement our established marketing program; and to establish a sales and marketing network which includes hiring a Vice President of Sales.  Provided the Company obtains such financing, the Company believes that it will continue  to recognize sales into the fourth quarter of 2011.

For the first two quarters of 2011, management’s main focus was to produce PureSafe FRWS standardized commercial units and continue its marketing plan including, concluding distributorship and sales representation agreements in strategic international markets and entering field testing programs for the PureSafe FRWS unit. The Company has completed its first field testing on July 21, 2011.

During the third quarter 2011 the Company concluded its’ first commercial transaction with RyClean Inc. of Booker Texas. RyClean will be renting a First Response Water System (FRWS) to be used in the process of oil and gas exploration. In addition the Company announced a sale of the FRWS to the Department of Military and Veterans Affairs for the State of Alaska. The unit is expected to be delivered during fiscal 2012.

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

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 5: INVENTORIES

Inventories consist of the following at September 30, 2011,

Raw materials	$289,318
Finished Goods	256,059
Total	$545,377

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes were as follows:

	September 30,
	2011	2010
Warrants	25,239,588	29,989,389
Convertible promissory notes	15,662,465	14,785,636
Convertible preferred stock	1,545,760	1,545,760
Total	42,447,813	46,320,785

NOTE 7: FAIR VALUE.

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

Liabilities measured at fair value on a recurring basis at September 30, 2011 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Warrant and option liability	$-	$-	$892,600	$892,600
Embedded conversion feature	$-	$-	$393,200	$393,200
	$-	$-	$1,285,800	$1,285,800

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Our Level 3 liabilities consist of derivative liabilities associated with the embedded conversion option convertible and the tainted warrants as the Company cannot determine if it will have sufficient authorized common stock to settle such arrangements.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2011.

	Warrant Liability	Embedded Conversion Feature	Total
Balance January 1, 2011	$--	$--	$--
Included in income (expense)	230,600	214,400	445,000
Included in debt discount	114,100	41,100	155,200
Reclassification from stockholder's equity	547,900	137,700	685,600
Transfers in and /out of Level 3	-	-	-
Balance September 30, 2011	$892,600	$393,200	$1,285,800

NOTE 8: STOCKHOLDERS' DEFICIENCY.

Debt

During the nine months ended September 30, 2011, the Company issued a total of 2,539,747 shares of common stock upon the requests from multiple convertible note holders to convert their notes plus accrued interest totaling $139,097 into the Company’s common stock based on the terms set forth in the loan.  The conversion rates were from $0.053 to $0.056.

On January 25, 2011, the Company issued 86,670 shares of common stock to a former consultant in settlement of accrued compensation of $11,440 pursuant to the settlement agreement the Company entered with the consultant on December 29, 2010.

Cash

Through Equity Financing:
During the nine months ended September 30, 2011, for gross proceeds of $392,000 the Company sold an aggregate of 4,406,448 shares of common stock and warrants to purchase additional 1,066,182 shares of common stock at exercise prices from $0.06 to $0.1740.  The warrants have a term of three years and were fully vested on the grant date.

Through Warrant Exercise:

During the nine months ended September 30, 2011, the Company received gross proceeds of $236,420 through warrant exercise.  The Company issued an aggregate of 4,966,244 shares of common stock in connection with the warrant exercises.

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

On July 11, 2011, the Company issued a total of 946,970 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 189,394 shares for their third quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the July 2011 issuance.

On August 23, 2011, the Company issued 2,000,000 shares of common stock, 1,000,000 shares each to the Company’s Chief Executive Officer and Chief Financial Officer per grant that was approved by the Company’s Board of Directors on January 21, 2011.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $138,000 of stock-based compensation in connection with this issuance.

Warrant Modification

 During the nine months ended September 30, 2011  the Company extended the life of 2,588,478 of warrants to purchase common stock. Accordingly, the Company accounted for the transaction as a modification of a stock based compensation award under ASC 718.  The Company recorded a charge of $85,700 for stock based compensation with respect to the modification of the original award.

NOTE 9: PROMISSORY NOTES PAYABLE

On August 26, 2011, the Company sold and issued a promissory note in the principal amount of $47,091 bearing interest at 10% per annum  The note matures and is payable in full on February 26, 2012.

NOTE 10: CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)
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

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $100,000 from the sales of the note was recorded net of a debt discount of $27,438.   The debt discount of 13,719 related to the relative fair value of the warrants and $13,719 related to the beneficial conversion feature of the note. The debt discount is being charged to interest expense ratably over the term of the note.

(b)
On August 3, 2011, the Company borrowed $125,000 from a private investor and issued to the investor a secured convertible promissory note in the principal amount of $125,000.  The note matures on December 1, 2011 and bears interest at a stated rate of 8% per annum. and the note is convertible into shares of common stock of the Company at a 30% discount from the current market price (as defined in the Note). The Company has the right to redeem the Note at any time by paying the outstanding principal amount of the Note multiplied by a premium according to the following schedule, plus all accrued interest: 120% of the outstanding principal amount if redeemed within 90 days after the issuance date; 125% of the outstanding principal amount if redeemed within 180 days after the issuance date; 130% of the outstanding principal amount if redeemed after 180 days after the issuance date.  The Note is further guaranteed by two officers of the Company and secured by stock pledge agreements with each officer, pursuant to which each of the officers has pledged 2,000,000 shares of the Company’s common stock owned by them as collateral to secure payment of the Note. In connection with the issuance of the Note, the Company also issued to the investor a common stock purchase warrant, expiring August 3, 2018, to purchase 1,250,000 shares of common stock at an exercise price of $0.10 per share.

The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note of $125,000 was recorded net of a discount of $125,000.  The debt discount consisted of $83,900 to the fair value of the warrants and $41,100 related to the fair value of the embedded conversion option.  In addition to the $125,000 mentioned above, the Company recorded a charge in the amount of $15,900 which represents the fair value of conversion options in excess of the debt discount recorded. The debt discount will be charged to interest expense ratably over the term of the convertible notes.

(c)
In September 2011, the Company received gross proceeds of $200,000 through debt financing.  The Company issued each lender a convertible promissory note bearing interest at a rate of 10% per annum with a term of one year.  The conversion price of the notes ranged from $0.067 to $0.096 which was the closing market price of the common stock as of the closing date of the notes. In addition the Company also issued a warrant to purchase 506,840 shares of common stock at exercise prices ranging from $0.0804 to $0.1152.  The warrants have a term of five years and were fully vested on the grant date.

The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note of $200,000 were recorded net of a discount of $30,200 for the fair value of the warrants. The debt discount was being charged to interest expense ratably over the term of the convertible notes.

NOTE 11: RELATED PARTY TRANSACTIONS

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

(d)
On February 7, 2011, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer each made loans of $50,000 to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued warrants to each officer to purchase 89,928 shares of common stock at an exercise price of $0.139 per share.  The loans are due and payable by or on February 7, 2012.   The loan and accrued interest are to be paid on the maturity date.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was $0.139 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the notes in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $100,000 from the sales of the notes were recorded net of a debt discount of $33,612.   The debt discount related to the relative fair value of the warrants and was charged to interest expense ratably over the term of the loan.

On June 3, 2011, the Company repaid $40,000 principal.  Total principal payable as of September 30, 2011 was $60,000.

(e)
On March 16, 2011, the Company’s Chief Financial Officer made a loan of $85,000 to the Company.  The loan accrues interest at the rate of 10% per annum.  In addition, the Company issued warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share.  The loan is due and payable by or on March 16, 2012.  The loan and accrued interest are to be paid on the maturity date.  The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was $0.122 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $85,000 from the sales of the note was recorded net of a debt discount of $28,610.   The debt discount related to the relative fair value of the warrants and is being charged to interest expense ratably over the term of the note.

(f)
On March 28, 2011, the Company’s Chief Financial Officer made a loan of $40,000 to the Company.  The loan pays interest monthly at the rate of 10% per annum.  In addition, the Company issued warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 per share.  The loan is due and payable by or on March 28, 2012.  The loan and accrued interest are to be paid on the maturity date.  The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was $0.12 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $40,000 from the sales of the note was recorded net of a debt discount of $13,472.   The debt discount related to the relative fair value of the warrants and is being charged to interest expense ratably over the term of the note.

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

(h)
On July 11, 2011, the Company issued a total of 946,970 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 189,394 shares for their third quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the July 2011 issuance.

(i)
On August 23, 2011, the Company issued 2,000,000 shares of common stock, 1,000,000 shares each to the Company’s Chief Executive Officer and Chief Financial Officer per grant that was approved by the Company’s Board of Directors on January 21, 2011.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $138,000 of stock-based compensation in connection with this issuance.

NOTE 12: LEGAL PROCEEDINGS.

Current legal proceedings to which the Company is a party are as follows:

On June 21, 2009 the Company was served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by the Company or by Water Splash LLC, to which the Company had sold its water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  As of November 15, 2011, the Company does not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under the existing liability insurance policy. However, the Company cannot provide assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

In addition to the above, the Company may be involved in legal proceedings in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 13: SUBSEQUENT EVENTS.

(a)
From October 1 through November 1, 2011, the Company issued aggregate of 712,617 shares of common stock for gross proceeds of $50,000 received.  In addition, the Company issued the investors warrants to purchase an additional 178,154 shares of common stock at exercise price of $0.0748 to $0.0964.

(b)
On October 10, 2011, the Company issued a total of 367,647 shares of common stock to its three directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 122,549 shares for their second quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock, payable quarterly, and valued at the beginning of each quarter. The Company incurred stock-based compensation of $37,500 in connection with the October 2011 issuance.

(c)
On November 1, 2011, the Company’s board directors approved the 500,000 warrants award to the Company’s Chief Operating Officer.  The warrants have an exercise price of $0.08 per share which is October 31, 2011 closing price published on OTCBB.com. The Company incurred stock-based compensation of $26,700 in connection with the warrant issuance.

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

Results of Operations

Three Months Ended September 30, 2011  Compared to the Three Months Ended September 30, 2010

Sales.  We recorded zero sales for the three months ended September 30, 2011 and 2010.   We did, however, enter into a rental agreement for a FRWS to be utilized in the oil and gas exploration industry in the three months ended September 30, 2011.  The Company expects to generate revenues from this arrangement during the fourth quarter of 2011.

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

Cost of sales.  We recorded zero cost of sales for the three months ended September 30, 2011 and 2010.

Selling, general and administrative.  We incurred selling, general and administrative expenses for the three months ended September 30, 2011, of $629,995 compared to $790,238 for the same period in 2010, a $160,243 or 20% decrease.  The following is a more detailed analysis on some of the categories that have the most significant changes.  Legal fees incurred in the three months ended September 30, 2011 were $7,492, compared to $41,019 in 2010, a $33,527 or 82% decrease.  The decrease in legal fees is attributable to less legal services required in the 3rd quarter of 2011.  Production related overhead incurred in the three months ended September 30, 2011 was $70,137, compared to $130,716 in the same period of 2010, a $60,579 or 46% decrease.  The main reason for the decrease in manufacturing overhead is because we have relatively less production activities for the 4 units were concentrated in the last three months of 2010 and the first 4 months of 2011.  Office expenses incurred in the three months ended September 30, 2011 were $9,840, compared to $20,490 in the same period of 2010, a $10,650 or 52% decrease.

Due to the fund restriction, we have scaled back marketing related expenses for the third quarter of 2011.   Total marketing expenses incurred in the three months ended September 30, 2011 were $2,211, compared to $167,823 in the same period of 2010, a $165,612 or 99% decrease.  We do not expect this trend to continue.  If funding allows, we will continue to participate in all marketing activities, inclusive of trade shows, advertising, organized public relations campaign, etc.

Rent and rent related expenses incurred in the third quarter of 2011 was $107,677, compared to $46,099 in the same period of 2010, a $61,578 or 134% increase.  Most of the increase came from the rent increase on 160 Dupont facility for which, effective July 1, 2010, the Company entered into a two-year lease on May 24, 2010.  The basic rent for 160 Dupont facility was $6,999 a month from July 2010 through June 2011.  From July 2011 through June 2012, the monthly rent increases to $10,700, a $4,700 increase.  In addition, we incurred $9,526 real estate tax expense for the Dupont facility in the 3rd quarter of 2011 and incurred $0 in the same period of 2010.

Total salaries expense, including deferred and accrued compensation, was $146,237 for the 3rd quarter of 2011 compared to $153,818 in the same period of 2010, a small decrease of $7,581 or 5%.   The decrease of $12,500 in marketing and sales related salary is the main reason for the overall decrease in salary expense.  Depreciation expense incurred in the 3rd quarter of 2011 was $20,951, compared to $7,792 in the same period of 2010, a $13,159 or 169% increase. The main reason for the increase was that we started to depreciate leasehold improvements for the 160 Dupont facility build-up work that was completed in the 4th quarter of 2010.

Research and development for the three months ended September 30, 2011 and 2010 was $52,131 and $5,394, respectively, an increase of $46,737 or 866%.  In the third quarter of 2011, we incurred considerable amount of funds to conduct three field testing for our FRWS unit and consequent modifications according to the field test results.  That was the main reason for the increase in Research and development expense in the 3rd quarter of 2011.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the three months ended September 30, 2011 and 2010 was $128,273 and $33,362, respectively, a $94,911 or 284% increase. The increase was  from  i.) accrued interest from aggregate total of $892,091 in promissory notes that we issued to various lenders and $185,000 in loans from our Chief Executive Officer and Chief Financial Officer since October 1, 2010 and ii.) accrued interest from the result of warrant modifications for the 2007 Private Placement group of investors.

Debt discount related interest expense for the three months ended September 30, 2011 and 2010 was $150,325 and $102,126, a $48,199 or 47% increase.  The increase in debt discount related interest expense is the result of new debt incurred since October 1, 2010.

Changes in fair value of warrants and embedded conversion options for the three months ended September 30, 2011 and 2010 were $445,000 and $(505,400), respectively.

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

The $(510,400) in changes in fair value of warrants and embedded conversion options for the three month period ended September 30, 2010 was the result of 2,275,675 warrants having been exercised during that period.  We wrote-off a total of $147,900 warrant liability and reduced the warrant base to be valued on September 30, 2010.

On December 31, 2010, upon the request from the former director, we converted $68,491 loan principal and accrued interest we owed him into 974,312 shares of our common stock.  After such conversion took place, we were no longer required to report the issuance of certain convertible promissory notes, options and warrants as derivative instruments. Subsequently, we reclassified $2,064,500 which represented the fair value for all respective warrants and embedded conversion options previously classified as components of the derivative liabilities to equity as of December 31, 2010.

On August 3, 2011, the Company borrowed $125,000 from a private investor and issued to the investor a secured convertible promissory note in the principal amount of $125,000 (the “Note”).  The Note bears an interest rate of 8% per annum and is convertible at any time after the maturity date (December 1, 2011) into shares of common stock of the Company at a 30% discount from the current market price (as defined in the Note).  Because the conversion clause in the note made the total shares that could be converted from the convertible notes not determinable, we are required to reinstate and reclassify all other non-employee warrants and options and embedded conversion options that were reclassified to equity on December 31, 2010 as derivative liabilities and record them at their fair values on the date we issued this convertible promissory note and record any change in fair value as non-operating, non-cash income or expense for each reporting period at each balance sheet date.

For all the above-stated reasons, the net loss for three months ended September 30, 2011 and 2010 was $1,405, 724 and $425,720, respectively.

Nine months Ended September 30, 2011 Compared to the Nine months Ended September 30, 2010

Sales.  We recorded zero sales for the nine months ended September 30, 2011 and 2010.  We did however, enter into a rental agreement for a FRWS to be utilized in the oil and gas exploration industry in the three months ended September 30, 2011.  The Company expects to generate revenues from this arrangement during the 4th quarter.

Cost of sales.  We recorded zero cost of sales for the nine months ended September 30, 2011 and 2010.

Selling, general and administrative.  We incurred selling, general and administrative expenses for nine months ended September 30, 2011, of $2,294,361, compared to $2,304,436 for the same period in 2010, a $10,076 decrease.  Though the overall change is small, there are changes in some categories that are significant and will be discussed in more detail.

We incurred $60,000 of auditor fees compared to $30,000 in the same period of 2010, a $30,000 or 100% increase.  Accounting fees incurred for the nine months ended September 30, 2011 was $35,281, compared with $17,658 in the same period of 2010, a $17,624 or 100% increase.  The reason for the increase in audit fees and accounting fees is attributable to the expansion of our operations in 2011.  Thus, more services were required and rendered in the general administrative areas.

Production related overhead incurred in the nine months ended September 30, 2011 was $203,749, compared to $273,767 in the same period of 2010, a $70,018 or 26% decrease.  The main reason for the decrease in manufacturing overhead is because we have relatively less production activities for the 4 units were concentrated in the last three months of 2010 and the first 4 months of 2011.  Consultant services fees incurred in the nine month period ended September 30, 2011 was $36,500, compared to $87,360 incurred in the same period of 2010, a $50,860 or 58% decrease.  As discussed earlier, the reduction of general consultant services fees in 2011 is because we have focused our resources on our manufacturing activities.  Directors’ fees for the nine months period ending September 30, 2011 was $187,000, compared to $62,500 (included in Stock-Based Compensation), a $124,500 or 1,992% increase.  The increase in directors’ fees is the result of board’s approval on May 26, 2010 for the annual director fees to be $50,000, paid in shares of common stock.

Marketing related expenses incurred in nine months ended September 30, 2011 was $91,662, compared to $432,107, a $340,445 or 79% decrease.  Overall, we have incurred less expense in most sectors of marketing.  We spent $0 and $22,462 in advertising in the 9 months ended September 30, 2011, and 2010, respectively.  Trade show related expenses dropped from $70,376 in 2010 to $15,850, a $54,526 or 77% decrease.  Marketing related printing cost dropped $16,458, from $17,166 in 2010 to $708 in 2011.   The biggest contribution to the decrease in marketing expense is the marketing related consulting fees.  We incurred $243,400 in consulting related marketing expense in the nine months period ended September 30, 2010.  Due to the termination of the management agreement between PureSafe and Hidell International, Inc. on December 29, 2010, marketing related consulting service expense incurred in the same period of 2011 was $32,167, a 211,223 or 87% decrease.  Marketing – Public Relations is the only category that has increased the nine month period ended September 30, 2011 compared to same period in 2010, from $9,150 in 2010 to $29,138 in 2011.  The increase of marketing – public relation expense is attributable to expenses related to our participation of United Nations’ World Water Day on March 22, 2011.

Rent and rent related expense incurred in nine months ended September 30, 2011 was $195,747, compared to $113,682 in the same period of 2010, a $82,065 or 72% increase.  Most of the increase is attributable to the rent and rent related expenses we paid for our 160 Dupont facility, for which we entered into a two-year lease on May 24, 2010.

Total salary expense incurred, including deferred and accrued compensation, in the nine months ended September 30, 2011 was $422,765, compared to $419,752 in the same period of 2010, an increase of $3,013 or 1%.  Stock based compensation increased to $969,425 in the nine months ended September 30, 2011 from $659,351 in the same period of 2010, an increase of $310,104 or 47%, which includes Directors’ fees of $187,500 incurred in 2011 and $62,500 in 2010.  We retained two additional independent directors in June 2010 and revised the directors’ compensation schedule from $2,000 per year to $50,000 per year paid in shares of common stock in May 2010 effective July 1, 2010.  Also, on March 21, 2011, we recorded $41,100 stock-based compensation for a warrant awarded to a consultant which gives the consultant the right to purchase 500,000 shares of our common stock at an exercise price of $0.135 per share for his services in connection with our participation in the United Nations’ World Water Day on March 22, 2011.

We awarded 6,325,000 shares of common stock to our employees, including our Chief Executive Office, Chief Operating Officer, directors and consultants in the nine months ended September 30, 2011.

Research and development expense for nine months ended September 30, 2011 and 2010 was $135,470 and $80,842, respectively, a increase of $54,628 or 68%.  In the 3rd quarter of 2011, we incurred considerable amount of expense to conduct three field testing for our FRWS unit and made consequent modifications according to the field test results.  That was the main reason for the increase in research and development expense in 2011. We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense (non-debt discount related) for the nine months ended September 30, 2011 and 2010 was $205,964 and $125,320, respectively, a $80,644 or 64% increase.    Debt discount related interest expense for the nine months ended September 30, 2011 and 2010 was $313,921 and $267,178, respectively, a $46,743 or 17% increase.

Changes in fair value of warrants and embedded conversion options for the nine months ended September 30, 2011 and 2010 were $445,000 and $2,080,100, respectively.

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

The $2,080,100 in changes in fair value of warrants and embedded conversion options for the nine month period ended September 30, 2010 was the result of two main factors.  The first factor is the fair value we recorded as the result of new issuances of warrants and the embedded conversion value in the convertible loans incurred in the 3rd quarter of 2009 and the first nine months of 2010.   The second factor is the fluctuation of the Company’s stock price.  The closing price per share for the Company’s common stock on September 30, 2010 was $0.11 which was significantly higher compared with prior period.

On December 31, 2010, upon the request from the former director, we converted $68,491 loan principal and accrued interest we owed him into 974,312 shares of our common stock.  After such conversion took place, we were no longer required to report the issuance of certain convertible promissory notes, options and warrants as derivative instrument.  Subsequently, we reclassified $2,064,500 which represented the fair value for all respective warrants and embedded conversion options previously classified as components of the derivative liabilities to equity as of December 31, 2010.

On August 3, 2011, the Company borrowed $125,000 from a private investor and issued to the investor a secured convertible promissory note in the principal amount of $125,000 (the “Note”).  The Note bears an interest rate of 8% per annum and is convertible at any time after the maturity date (December 1, 2011) into shares of common stock of the Company at a 30% discount from the current market price (as defined in the Note).  Because the conversion clause in the note made the total shares that could be converted from the convertible notes not determinable, we are required to reinstate and reclassify all other non-employee warrants and options and embedded conversion options that were reclassified to equity on December 31, 2010 as derivative liabilities and record them at their fair values on the date we issued this convertible promissory note and record any change in fair value as non-operating, non-cash income or expense for each reporting period at each balance sheet date.

Liquidity and Capital Resources

As of September 30, 2011, we maintained a cash balance of $113,838 as compared to $57,598 as of the same date in 2010.

Net cash used in the operating activities in the nine months ended September 30, 2011 decreased by $378,409 or 22% from $1,705,290 in the same period of 2010 to $1,326,881 respectively. The $378,409 decrease in cash spent in 2011 was the net result of the following factors: a.) we paid more rent in the nine months period ended September 30, 2011 as compared to the same period in 2010 because of the additional facility we added in July 2010; b.) we spent considerable less cash on production related activities including purchasing inventories and compensation to production staff compare with the same period of 2010;    c.)  cash used in salary expense in the nine months ended September 30, 2011 increased considerably due to the hiring of our new Chief Operating Officer in January 2011,  and  d.) we spent less cash in marketing  related expense in 2011 compared to the same period of 2010.

Net cash used in investing activities for the nine months period ended September 30, 2011 and 2010 is $7,400 and $63,253, respectively. The entire amount of capital expenditures incurred in this period is related to the FRWS systems patent application, as compared to the prior period in which the capital expenditures related to the purchasing of machines and tools for the production of our water purficiation system.

In the nine months ended September 30, 2011 and 2010, we raised $1,281,361 and $1,718,717, respectively through sales of our common stock, warrant exercise, debt investment and loans from our officers. The breakdown is as follows: $392,000 and $1,137,939 through sales of our common stock; $236,420 and $207,502 through investors exercising warrants; $472,091 and $175,000 from issuing promissory notes; $225,000 and $200,000 from officers’ convertible loans.  In nine months ended September 30, 2011 and 2010, cash used for repayment of notes payable was $44,150 and $1,724, respectively.

From all the above activities, net cash provided by financing activities for nine months ended September 30, 2011 and 2010 was ($52,920) and $(49,826), respectively.

At September 30, 2011, we had a working capital deficit of approximately $4,121,000.  We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $42,231,000. These conditions raise substantial doubt about our ability to continue as a going concern.

Our plans with respect to these matters include restructuring our existing debt and raising additional capital through future issuances of stock and/or debt.  We are seeking to raise an additional $5 million in the next twelve months to fund the following activities: to manufacture 45 commercialized PureSafe FRWS units within the next twelve months; to expand production capability by increasing the inventory level of components used in the manufacturing process; re-engineering the assembly process and outsourcing production where appropriate; continue to implement our established marketing program; and to establish a sales and marketing network which includes hiring a Vice President of Sales.  In September 2011 we entered into a rental agreement with RyClean, Inc for a FRWS unit to be used in the oil and gas exploration industry. In November 2011 we made our first sale to the Department of Military and Veterans Affairs for the State of Alaska. The unit will be delivered in 2012 at which time revenue will be recognized.

For the first two quarters of 2011, our main focus was to produce PureSafe FRWS standardized commercial units and continue our marketing plan including, concluding agreements with strategic distributors and sales representatives for international marketing and manufacturing and entering field testing programs for the PureSafe FRWS unit. We have completed our first field testing on July 21, 2011.

Provided that we obtain the required financing to allow the Company to build additional units, we believe that revenue recognition will continue into the fourth quarter 2011 and into 2012.

We can give no assurance that such financing will be available on terms advantageous to us, or at all.  Should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain or all of our operational activities. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.

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

Derivative Financial Instruments

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for a conversion of the convertible promissory notes into shares of common stock at a rate which was determined to be variable.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  As a result of entering into the convertible promissory notes (See Note 9e), the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of September 30, 2011:

Entity Level.  We recognize the need to provide leadership and guidance to our employees regarding the maintenance and preparation of financial matters.  There is a weakness due to the fact that there are not documented policies and procedures in place for certain procedures.  An audit committee has not been established.

Financial Reporting.  There needs to be a more structured mechanism for evidence of review in the financial reporting process.  The following procedures have been implemented since the beginning of 2009, (a) Chief Financial Officer signs and date all financial documents upon the completion of reviewing such documents, (b) all approval or permission will be evidenced by either email or in writing.  No oral approval or permission is allowed, (c) General Journal is recorded only after Chief Financial Officer approves (in writing) such entry and (d) monthly bank reconciliations must complete within 15 days after month ends and reviewed by Chief Financial Officer 5 days after the completion of bank reconciliation, and  (e) lack of appropriate resources to handle the accounting for certain complex equity and debt transactions.

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

The entire staff consists of three officers, one Controller and one receptionist.  Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more experienced employees in financial reporting, establishing an audit committee and formally documenting the controls the Company has in place.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our 2011 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Current legal proceedings to which we are a party are as follows:

On June 21, 2009 we were served with a complaint filed in the Supreme Court of the State of New York, County of Nassau, in which suit State Farm Fire & Casualty Company is the plaintiff.  The suit is for approximately $202,000 in damages, resulting from a fire that occurred on or about December 16, 2008, allegedly as a result of a defective water cooler sold either by the Company or by Water Splash LLC, to which we had sold its water cooler business and related liabilities in November 2001.  An amended complaint was filed on August 19, 2009, adding Water Splash LLC as a defendant. The claim by State Farm is on the basis that, as the insurance carrier, it is subrogated to the claim for damages of the owner of the property where the fire allegedly started by reason of a defect in the water cooler.  Under the complaint, alternative claims for damages are made in negligence, breach of warranty, placing on the market a product in a defective and unreasonably dangerous condition and not fit for its intended use, failure to warn State Farm's subragor of the risks and defects associated with the water cooler which were not discoverable by reasonable inspection, and strict liability.  As of November 15, 2011, we do not believe that it has any potential exposure by reason of this lawsuit and, in any event, any recovery by the plaintiff would be covered under the existing liability insurance policy. However, we cannot provide assurance that the outcome of this matter will not have a material effect on our financial condition or results of operations.

In addition to the above, we may be involved in legal proceedings in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

ITEM 1A.  RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended September 30, 2011.

Date	Title and Amount (1)	Purchaser	Underwriter	Principal Total Offering Price/ Underwriting Discount
January 4, 2011	493,924 shares of common stock issued through conversion of loan	Private investor	NA	$0.056 per share/NA
January 11, 2011	181,554 shares of common stock and three year warrants to purchase 36,311 shares of common stock at exercise price $0.1652 through 2010 Private Placement.	Private investor	NA	$0.1377 per share/NA

January 13, 2011	452,900 shares of common stock issued for compensation	Board of directors	NA	$0.138 per share/NA
January 13, 2011	182,083 shares of common stock and three year warrants to purchase 36,417 shares of common stock at exercise price $0.1648 through 2010 Private Placement.	Private investor	NA	$0.1373 per share/NA
January 24, 2011	273,974 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.0876 per share/NA
January 25, 2011	49,358 shares of common stock issued through exercise of warrants	Private investor	NA	$0.1216 per share/NA
January 25, 2011	86,670 shares of common stock issued in connection with settlement of debt.	Consultant	NA	$0.132 per share/NA
January 27, 2011	325,000 shares of common stock issued as compensation.	Corporate employee	NA	$0.137 per share/NA
February 4, 2011	1,002,020 shares of common stock through loan conversion.	Private investor	NA	$0.055 per share/NA
February 8, 2011	95,238 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.042 per share/NA
February 10, 2011	502,399 shares of common stock issued through loan conversion.	Private investor	NA	$0.055 per share/NA
February 16, 2011	344,828 shares of common stock and three year warrants to purchase 68,966 shares of common stock at exercise price $0.174 through 2010 Private Placement.	Private investor	NA	$0.145 per share/NA
February 24, 2011	95,238 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.042 per share/NA
February 24, 2011	128,125 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.0384 per share/NA
March 9, 2011	2,000,000 shares of common stock issued as executive compensation.	Chief Financial Officer	NA	$0.135 per share/NA
March 21, 2011	2,000,000 shares of common stock issued as executive compensation.	Chief Executive Officer	NA	$0.135 per share/NA
February 7, 2011	Five-year Warrants to purchase 89,928 shares of common stock at an exercise price of $0.139 per share issued in connection with a loan.	Chief Executive Officer	NA	$-0-/NA
February 7, 2011	Five-year Warrants to purchase 89,928 shares of common stock at an exercise price of $0.139 per share issued in connection with a loan.	Chief Financial Officer	NA	$-0-/NA
February 14 2011	Five-year Warrants to purchase 127,389 shares of common stock at an exercise price of $0.1884 per share issued in connection with a loan.	Private investor	NA	$-0-/NA

March 1, 2011	Three-year Warrants to purchase 500,000 shares of common stock at an exercise price of $0.135 per share issued as compensation.	Consultant	NA	$-0-/NA
March 15, 2011	Five-year Warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share issued in connection with a loan.	Chief Financial Officer	NA	$-0-/NA
March 28, 2011	Five-year Warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 per share issued in connection with a loan.	Chief Financial Officer	NA	$-0-/NA
April 26, 2011	211,193 shares of common stock and three year warrants to purchase 52,798 shares of common stock at exercise price $0.1136 through 2011 Private Placement.	Private investor	NA	$0.947 per share/NA
April 26, 2011	267,983 shares of common stock and three year warrants to purchase 66,988 shares of common stock at exercise price $0.1120 through 2011 Private Placement.	Private investor	NA	$0.933 per share/NA
April 26, 2011	232,313 shares of common stock and three year warrants to purchase 58,078 shares of common stock at exercise price $0.1136 through 2011 Private Placement.	Private investor	NA	$0.947 per share/NA
April 26, 2011	89,286 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.0672 per share/NA
April 26, 2011	86,655 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.0692 per share/NA
April 27, 2011	275,634 shares of common stock and three year warrants to purchase 68,909 shares of common stock at exercise price $0.1088 through 2011 Private Placement.	Private investor	NA	$0.0907 per share/NA
April 27, 2011	260,417 shares of common stock and three year warrants to purchase 65,104 shares of common stock at exercise price $0.1152 through 2011 Private Placement.	Private investor	NA	$0.096 per share/NA

April 28, 2011	558,035 shares of common stock issued for compensation	Board of directors	NA	$0.112 per share/NA
May 6, 2011	581,395 shares of common stock and three year warrants to purchase 145,349 shares of common stock at exercise price $0.1032 through 2011 Private Placement.	Private investor	NA	$0.086 per share/NA
June 10, 2011	68,909 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.091 per share/NA
June 13, 2011	113,156 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 13, 2011	108,078 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 16, 2011	21,524 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 21, 2011	36,417 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 21, 2011	94,340 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 23, 2011	36,311 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
June 23, 2011	44,131 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
July 6, 2011	321,042 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
July 8, 2011	166,666 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
July 11, 2011	946,970 shares of common stock issued for compensation	Board of directors	NA	$0.066 per share/NA
July 12, 2011	71,429 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
July 13, 2011	1,142,461 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.001 per share/NA
July 13, 2011	68,966 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
July 20, 2011	542,323 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA

July 26, 2011	29,629 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
August 12 , 2011	541,404 shares of common stock issued through conversion of loan	Private investor	NA	$0.053 per share/NA
August 23 , 2011	2,000,000 shares of common stock issued as executive compensation.	Private investor	NA	$0.069 per share/NA
August 24, 2011	1,508,296 shares of common stock and three year warrants to purchase 377,074 shares of common stock at exercise price $0.06 through 2011 Private Placement.	Private investor	NA	$0.0663 per share/NA
August 24, 2011	300,120 shares of common stock issued through exercise of warrants.	Private investor	NA	$0.06 per share/NA
September 22 , 2011	360,752 shares of common stock and three year warrants to purchase 90,188 shares of common stock at exercise price $0.0832 through 2011 Private Placement.	Private investor	NA	$0.0693 per share/NA
August 3, 2011	Seven-year Warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.1 per share issued in connection with a loan.	Private investor	NA	$-0-/NA
September 13 , 2011	Five-year Warrants to purchase 298,507 shares of common stock at an exercise price of $0.0804 per share issued in connection with a loan.	Private investor	NA	$-0-/NA
September 26 , 2011	Five-year Warrants to purchase 208,333 shares of common stock at an exercise price of $0.1152 per share issued in connection with a loan.	Private investor	NA	$-0-/NA

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   REMOVED AND RESERVED

Not applicable.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Leslie J. Kessler, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry R. Lazar, filed herewith.
32.1	Section 1350 Certification of Leslie J. Kessler, filed herewith.
32.2	Section 1350 Certification of Terry R. Lazar, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PureSafe Water Systems, Inc.

Dated: November 15, 2011	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer