Form 10-K
period 2011-12-31
PureSafe Water Systems, Inc.
filed 2012-04-16
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30544

PureSafe Water Systems, Inc.
 (Name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Dupont Street, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (516) 208-8250

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes     ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐  Yes     ☑  No

Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $ 21,474,577.

As of April 10, 2012, 346,138,827 shares of the common stock of the registrant were issued and outstanding.

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

PART I

ITEM 1.        BUSINESS.

Organizational Structure

Our company was incorporated in Delaware in 1987.  Our business predecessor was incorporated in Arizona in 1985.  In 1993, our business predecessor, then known as Auto Swap, U.S.A., Inc., merged with and into our company, although the business predecessor was treated as the surviving corporation for accounting purposes.  Following the effectiveness of such merger, the surviving corporation changed its name to “Water Chef, Inc. and began operating the businesses previously conducted by the business predecessor, the manufacture and marketing of water coolers and filters.  The manufacture and marketing of water coolers and filters constituted a substantial part of our business from 1993 until the fourth quarter of 2001, at which time such operations were sold and we began concentrating on the further development, manufacturing and marketing of a patented line of water purification systems.  In 2007,new management commenced development of our “PureSafe™ First Response Water System” line of mobile water decontamination and purification systems (the “PureSafe FRWS”).  In 2008, we changed our name to “PureSafe Water Systems, Inc.”

We have generated our first sale of the FRWS in December of 2011 and our second sale in the first quarter of 2012.   Accordingly, we are no longer deemed to be a development state enterprise.  We are, however, an early stage commercial enterprise.  The accompanying financial statements have been prepared assuming our company will continue as a going concern.   The PureSafe FRWS  is the product line by which we  have generated our first significant sales since 2001.

We have identified the need for providing potable drinking water during emergencies as a market segment that requires solutions we can provide.  We believe that dramatic changes in weather patterns, global warming and failing water infrastructures, provide an additional opportunity for our company to exploit in the marketplace by providing rapidly deployable units to areas where populations require potable drinking water quickly. Populations that have little mobility because of infrastructure failures need drinking water immediately to sustain life.  It is anticipated that our products would operate in areas where the populations are clustered so that potable drinking water in disinfected portable containers can be provided in an efficient manner.

We have developed a patent pending “PureSafe First Response Water System” (“PureSafe FRWS”) that is self-contained and purifies essentially any type of raw water source or decontaminate any contaminated water without prior knowledge of the contaminants, including seawater that may be found at a first response emergency site.  This system is uniquely mobile, by helicopter or transported by SUV or truck. The initial PureSafe FRWS prototype was developed using advanced Israeli water treatment technology.  The original prototype was capable of producing 10,000 gallons of water per day, but could not desalinate sea water, and did not have a built in generator or water bagging capability.  Adhering to the original treatment train and process, we have  since built a 2nd prototype (FRWS unit).  The FRWS unit can produce EPA compliant drinking water at the rate of 30,000 gallons per day, to provide drinking water to 45,000 people. The unit has a built in generator and water bagging capability at the rate of 30,000 ½ liters bags of water per day (16.9 ozs). This represents approximately 5,000 gallons of water. The unit also has a built-in Water Filling Station that can provide an additional 25,000 gallons of water that can be delivered in various formats. To prevent secondary contamination, the system has the capability of disinfecting contaminated containers by spraying the insides of the containers with ozonated water. The unit can be easily converted into a stationary unit to provide for daily needs of a population lacking safe drinking water. This system has received Gold Seal Certification from the Water Quality Association, a significant accomplishment. In addition, the Nassau County Department of Health independently tested the PureSafe FRWS unit’s water quality and the results exceeded all testing parameters.  A fully operational  FRWS demonstration unit   is currently located at the Company headquarters in Plainview, New York.

Products

In 1998, searching for a “killer application,” our management focused on the worldwide need for safe drinking water for populations who are not served by municipal water treatment facilities, or are served by municipal systems that have malfunctioned because of improper maintenance or faulty design.  The result of that activity was the development of the PureSafe Water Station, a turn-key unit that converts “gray,” or bathing grade, water into EPA grade drinking water.  The PureSafe Water Station was designed to eliminate all living pathogens that pollute non-processed water (e.g., bacteria, cysts, viruses, parasites, etc.) at an affordable cost for the emerging economies of the world.  In 2007, new management made a strategic decision that the Pure Safe Water Station was not a viable product that could produce significant sales revenues and commenced development of the PureSafe FRWS.

The PureSafe FRWS is designed as a rapid deployment water treatment and bottling system providing immediate drinking water to emergency first responders from almost any source of raw water.  The PureSafe FRWS also is intended to provide drinking water to the immediately affected population of a disaster on a short term basis.  The first prototype was completed in 2008 and delivered 10,000 gallons of water per day.  This prototype has been performance tested and the results have been independently verified.  This unit had served as a demonstration unit but, has been replaced by the more advanced system, which is capable of producing 30,000 gallons of water per day to serve a population of up to 45,000 people.

The PureSafe FRWS utilizes our patent pending technology which is comprised of a water extraction boom that extracts water from the ocean, streams, ponds, pools of floodwater or a failed municipal distribution system.  The extracted water is then treated by the application of advanced water treatment technologies which employ multiple stage filtration, multiple stage sanitation (including ozone, chlorine and ultraviolet purification techniques), reverse osmosis membranes, mineralization and final polishing to meet the standard drinking water requirements of the U.S. Environmental Protection Agency (the “EPA”).  The system provides redundancy at the filtration and sanitation stations and the duel capability of on-site filling of containers, as well as an automatic water bag producing capability. Components utilized in the system are manufactured by others and are NSF certified. The FRWS has obtained Water Quality Association (WQA) Gold Seal Certification.  Water Quality Association is a not-for-profit, trade association and a world leader in standards development and product certification.  NSF International develops national standards, provides learning opportunities and provides third-party conformity assessment services.

Manufacturing

In September 2009, we formed PureSafe Manufacturing and Research Corporation, as a wholly owned subsidiary of PureSafe Water Systems, Inc. In May of 2010, we signed a lease for a manufacturing facility of 15,000 sq ft in Plainview, New York, in close proximity to our headquarters.  Our manufacturing staff built out the space, and we took occupancy in July 2010  We believe we can produce up to fifteen units (15) per month in this facility.  We plan to re-engineer and value engineer the system to allow us to  outsource the manufacturing process and /or sub-assemblies to qualified sub-contractors, based on demand and cost effectiveness. In the future we may consider licensing agreements for manufacturing in other parts of the world.

On March 26, 2010 we entered into a management agreement with Hidell-Eyster International Inc. (HEI).  The HEI group was valuable in helping the Company modify the original prototype to meet the requirements of the existing production unit. Having mutually agreed that the HEI participation was no longer required by the Company a Termination Agreement was entered into on December 29, 2010.

On January 1, 2011, Gerard R. Stoehr was appointed as Chief Operating Officer of the Company. Among Mr. Stoehr’s responsibilities are to oversee the operation of PSMR.

Raw Materials

The PureSafe FRWS system has been designed to utilize readily available off-the-shelf components and sub-systems.  Sub-systems and components are available from multiple manufacturers.  We do not believe that obtaining raw materials will be difficult, however some components require a twelve (12) week lead time for ordering.

Competition

We have identified the need for providing potable drinking water during emergencies as a market segment that requires solutions we can provide and where populations that have little mobility because of infrastructure failures and need drinking water immediately to sustain life.  It is anticipated that individual PureSafe FRWS units will be delivered by the owners to areas where the populations are clustered so that potable drinking water in disinfected portable containers can be provided in an efficient manner.

This is a far different market than that addressed by a large segment of the industry which has concentrated on the multi-billion dollar municipal water treatment sector, or the equally large residential sector.  The municipal solution requires significant investment for infrastructure development (e.g., building plants and laying miles of distribution pipes).  Products for residential markets do not offer the performance or features to meet the needs of the first response market or the needs of the underdeveloped nations of the world. In summary, although we face competition from numerous competitors, we believe the combined capability of water decontamination and delivery system of our PureSafe FRWS is unique to the market.

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

4.
The fourth group includes those companies which have similar claims and design characteristics as PureSafe System but have shortfalls in their application to the first responder market. These companies include: Global Water Group which manufactures different size systems with options which include the trailer, generator, treatment, and salinity options; Nirosoft, which manufactures systems capable of processing different sources; LifeStream, which has a soft side trailer; and Aquapura Tempest, which has different types of units depending on the source. We believe that none of these companies stocks units ready to deploy, none has distribution/packaging capability, none has built in redundant systems, and few have the capability of field service training and support.

In general, the markets in which we intend to operate are highly competitive with respect to performance, quality and price.  We anticipate that we will directly compete with those competitors which we identified above, as well as with other local, regional and water treatment service and equipment providers.  In the future, we also may face further competition from new market entrants and possible alliances between existing competitors.  Some of our competitors have, or may have, greater financial, marketing and other resources than we have.  As a result, competitors may be able to respond more quickly to new or emerging trends and changes in technology, benefit from greater purchasing economies, offer more aggressive pricing to customers or devote greater resources to the promotion of their products than we are capable of accomplishing.  There can be no assurance that we will be able to successfully compete in the future with such competitors.  The failure to successfully compete could have an adverse effect on our operating results.

Markets Served
We have reviewed a study conducted by Frost & Sullivan examining the Mobile Water Treatment Market to aide us in identifying our target markets and our plan to penetrate those markets.

Definition of Mobile Water Treatment Systems (Frost & Sullivan Study)

●
Mobile Water Treatment Systems are trailer/skid mounted systems that offer quick, reliable and cost effective service to meet water crises. They provide various water treatment technologies such as reverse osmosis, filtration, demineralization, ion exchange, softening and deoxgenation.

●
Mobile Water Treatment Systems are innovative and immediate solutions to water crises in case of plant downtime, an industrial crisis, facility maintenance and emergency drinking water shortages. These systems can treat both surface and ground water requirements.

End Users/Target Market Segments
Mobile water treatment systems service end users and the market can be broken down into several treatment segments.

Municipal Treatment
Demand is driven by area water shortages where local governments or municipalities lease equipment for short or long term durations. Demand is increased by natural emergencies such as drought, floods earthquakes, etc.
Target Organizations:
●	Federal/State and Local Offices of Emergency Management
●	Federal/State Department of Homeland Security
●	Department of Public Works
●	Department of Public Safety
●	Public Water Authority
●	Federal, State and Local Correctional Institutions/Facilities

Quasi-Municipal Treatment
Key market driver is similar to municipal treatment but the affected population is unique to the organization’s specific function or purpose. They can be publically or privately operated and funded.
Target Organizations:
●	Public (State) Universities
●	Private Universities
●	Private Hospitals
●	Nursing Homes/Assisted Living Facilities
●	Hotels and Resorts
●	Analytical Laboratories
●	Outpatient Treatment Centers

Industrial Treatment
Key market driver is cost related to plant downtime in case of unavailability of purified and processed water for process support or as an ingredient in the end product.
Target Industries:
●	Power Generation
●	Oil and Gas Exploration
●	Petrochemicals and Refineries
●	Chemical Processing
●	Metals and Mining
●	Electronics
●	Food and Beverage Processing
●	Pharmaceuticals

The International Market
The International Market encompasses the identified target markets as well as the need for drinking water for everyday use.

World Water Facts
●	884 million people lack access to safe drinking water.
●	3.575 million people die each year from water-related diseases.
●	Every 20 seconds a child dies from a water related disease.
●	In the developing world 24,000 children under the age of five die every day from preventable causes like diarrhea contracted from unclean water.
●	In just one day 200 million hours of women’s time is consumed for the most basic of human needs-collecting water for domestic use.
●	Less than 1% of the world’s fresh water is readily accessible for direct human use.
●	More than 80% of sewage in developing countries is discharged untreated, polluting rivers, lakes and coastal areas.

Sources; Water.org, UN reports, WHO

Market Penetration and Marketing Plan

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

●
Direct Marketing and Sales – This effort will be led by a Vice President of Marketing who will be responsible for creating and administering the marketing plan and developing and meeting additional sales forecasts. Our approach to the market will involve use of social media networks as well as traditional industry journal advertising and trade exhibitions. These will be selected based on target audience and editorial focus. Our message will be to communicate the economic benefits, capabilities and specific features of the system. We will also focus on recent deployments and applications. The trade exhibitions will be water treatment specific shows.

The other exhibitions will be focused on emergency response and industry specific shows such as the oil & gas exploration or general industry conference.

We will hire four Sales Directors that will be assigned to specific end-user market segments. In that role they will become experts in those segments and will not only be responsible for domestic unit sales in those segments but also for directing future product improvements based on market needs. International sales will be accomplished through independent sales representatives and distributors. This will help with the idiosyncrasies of the local business environment. They will be assisted by the Sales Directors when it comes to specific end users and applications. We have a Director of International Markets.

We have retained strategic advisors whose compensation is based on performance. They include: Chief Peter Hayden (Ret), formerly Chief of the New York City Fire Department, The Honorable Michael Balboni. Mr. Balboni was a New York State Senator and served as Deputy Secretary of Public Safety for New York State.  Theresa Bischoff, formerly Director of the Greater New York Red Cross and President of NYU Medical Center. Dennis Rivera, formerly President of SEIU 1199, the largest union local in the world.

We participated in the United Nations World Water Day on March 22, 2011 and demonstrated our First Response Water System at the event.

Advertising – We plan to advertise in a number of leading trade magazines.

United States Conference of Mayors – We joined the United States Conference of Mayors and have joined the Mayors Water Council as an affiliate member.  Being a member of this organization gives us access to 1,250 mayors and the ability to showcase and present our FRWS to mayors from around the country.  We participated in the 79th Annual Meeting in Baltimore, MD June 17-21, 2011

Onsite Demonstration- We plan to conduct onsite demonstrations with potential clients as required and when feasible. The Company has a fully functional FRWS unit available for demonstrations.

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

Research and Development

Ongoing research and development is being conducted under the guidance of Chief Operating Officer, Gerard Stoehr and Director of Research and Development, Alphonse Wolter, supported by specialists in water processing, machine control software and electrical engineering.

Our expenditures for research and development activities in fiscal 2011 were $199,617, and in fiscal 2010 were $234,666.

Insurance

The Company maintains a $4 million general business liability policy. We believe such insurance coverage to be adequate for its current requirements.  No assurance can be given that adequate insurance coverage, at reasonable cost or otherwise, will be available in the future.

Employees

As of March 31, 2012, the Company employed a Chief Executive Officer, a Chief Financial Officer, a Chief Operating Officer, a Controller, one part time accounting clerk and one full time administrative employee in our headquarters.

PureSafe Manufacturing and Research Corp. employed one full time Director of Engineering and three full time staff in the production facility.

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

Our financial statements have been prepared assuming that we will continue as a going concern.  We have incurred losses from operations, an accumulated deficit since its inception of approximately $42.27 million and $3,435,148 for the year ended December 31, 2011 and have a working capital deficiency of approximately $3.9 million as of December 31, 2011.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

We, by reason of our anticipated financial status and our contemplated financial requirements, do not contemplate or anticipate paying any dividends upon our Common Stock in the foreseeable future.  Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the earnings, financial conditions, capital requirements and other factors that the board of directors may believe are relevant. Further, dividends on our common stock are subordinated to dividends and liquidation rights of the holders of our outstanding Series A and Series D preferred stock and the rights of the holders of our outstanding Series F convertible preferred stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Disclosure under Item 1B is not required of smaller reporting companies.

ITEM 2.        PROPERTIES.

The Company currently maintains its principal place of business at 160 Dupont Street, Plainview, NY 11803, which now serves as Company headquarters. The annual rent savings will be in excess of $ 100,000 per annum by combining both spaces compared to maintaining the Company’s former offices at 25 Fairchild Avenue, Plainview, NY.

On May 24, 2010, effective July 1, 2010, the Company entered into a two-year lease for the office and manufacturing facility at 160 Dupont Street in Plainview, New York.  The facility now serves as the Company’s offices and production facilities.  Under the terms of the lease the Company paid a deposit of approximate $21,400.  The minimum monthly lease payments due under this lease are approximately $6,000 for the period July 1, 2010 through June 30, 2011 and approximately $10,700 for the period July 1, 2011 through June 30, 2012. The Company is in the process of negotiating an extension to the lease.

ITEM 3.        LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.        MINE SAFETY DISCLOSURES.

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

Quarter Ended	High Bid Price	Low Bid Price
March 31, 2010	$0.053	$0.053
June 30, 2010	0.13	0.125
September 30, 2010	0.11	0.099
December 31, 2010	0.14	0.13

March 31, 2011	0.118	0.110
June 30, 2011	0.067	0.046
September 30, 2011	0.104	0.096
December 31, 2011	0.062	0.058

Holders

As of April 10, 2012, we had 491 stockholders of record.  We estimate that there are approximately 3,000 beneficial holders of our common stock, based on NOBO list we subscribed using January 12, 2012 as record date.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2011 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	6,500,000	$0.0410	18,500,000

Equity compensation plans not approved by security holders	12,295,000	$0.0578	0

Total	18,795,000	$0.0520	18,500,000

As of December 31, 2011, we have granted warrants and other rights to purchase a total of 18,795,000 shares of our common stock with average exercise price of $0.052. These warrants and other rights were granted to multiple individuals with various reasons such as rewards for consulting services, incentive to retain highly desired staff and employee performance rewards.  The grant of each of such warrants and other rights were approved by our board of directors.  Our board of directors approved all the warrants/options granted in the above schedule but only 6,500,000 warrants/options which were granted under 2008 Equity Compensation Plan that was approved by our security holders in our 2008 annual shareholders’ meeting.

We have set forth below additional information concerning the material features of each grant of warrants and other rights under a plan not approved by our security holders.  For purposes of this disclosure, the term “Plan” includes all individual agreements that provide for equity compensation and include all individual option agreements, warrants and other contract rights payable in equity.

Date of Grant/Issuance	Number of Warrants Granted	Exercise Price	Expiration Date	Name of Holder, if a Director or Executive Officer

03/14/08	500,000	0.0667	03/14/12	Malcolm Hoenlein, director
04/16/08	45,000	0.0853	04/15/12
04/16/08	45,000	0.0853	04/15/12
07/30/08	250,000	0.0580	07/30/11
04/17/09	4,000,000	0.0410	04/17/14	CEO
09/28/09	250,000	0.0480	09/27/14
02/01/10	25,000	0.0510	01/31/15
03/08/10	2,000,000	0.0520	03/07/15	CEO
03/08/10	2,000,000	0.0520	03/07/15	V.P. of International Markets
04/21/10	423,729	0.0590	04/20/15
06/21/10	70,622	0.0590	06/21/15
06/21/10	70,622	0.0590	06/20/15
07/29/10	70,622	0.0590	07/28/15
08/05/10	75,000	0.0960	08/04/13
08/31/10	70,622	0.0590	08/30/15
09/30/10	70,622	0.0590	09/29/15
10/29/10	70,622	0.0590	10/28/15
12/29/10	50,000	0.1000	12/28/13
03/21/11	500,000	0.1350	03/20/14
11/1/11	500,000	0.0800	10/31/14	COO
11/18/11	250,000	0.0850	11/17/14
11/28/11	2,000,000	0.0700	11/28/2016	CFO

In November 2008, our stockholders approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”).  The purposes of the 2008 Plan are (a) to enable us to attract and retain highly qualified personnel who will contribute to our success, and (b) to provide incentives to participants in the 2008 Plan that are linked directly to increases in stockholder value which will therefore inure to the benefit of all of our stockholders.

The 2008 Plan provides for its administrator (i.e., our board of directors, or a committee of the board in which each member will be an independent director) to have full authority, in its discretion, to:
●	select the persons, to whom awards will be granted,
●	grant awards,
●	determine the number of shares to be covered by each award,
●	determine the type, nature, amount, pricing, timing and other terms of each award, and
●	interpret, construe and implement the provisions of the 2008 Plan, including the authority to adopt rules and regulations.

Participation in the 2008 Plan is limited to our:
●	employees, including officers,
●	directors,
●	consultants and
●	advisors.

Under the 2008 Plan, we are authorized to award:
●	stock options,
●	stock bonuses,
●	restricted stock,
●	stock appreciation rights, commonly referred to as “SARs,”
●	performance grants and
●	other types of awards.

The total number of shares of our common stock reserved and available for grant and issuance pursuant to the 2008 Plan is 30 million.  As of December 31, 2011 and through March 31, 2012, no options, warrants, and rights were awarded under 2008 Plan.

ITEM 6.        SELECTED FINANCIAL DATA.

Disclosure under Item 6 is not required of smaller reporting companies.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Recent Developments

We have developed a patent pending “PureSafe First Response Water System” (“PureSafe FRWS”) that is self-contained and purifies essentially any type of raw water source or decontaminate any contaminated water without prior knowledge of the contaminants, including seawater that may be found at a first response emergency site.  This system is uniquely mobile, by helicopter or transported by SUV or truck. The initial PureSafe FRWS prototype was developed using advanced Israeli water treatment technology.  The original prototype was capable of producing 10,000 gallons of water per day, but could not desalinate sea water, and did not have a built in generator or water bagging capability.  Adhering to the original treatment train and process, we have since  built a 2nd prototype (FRWS unit).  The FRWS unit can produce EPA compliant drinking water at the rate of 30,000 gallons per day, to provide drinking water to 45,000 people. This system has received Gold Seal Certification from the Water Quality Association in September 2010 and was re-certified in April 2011 a significant accomplishment. In addition, the Nassau County Department of Health independently tested the PureSafe unit’s water quality and the results exceeded all testing parameters.  A fully operational FRWS demonstration unit is currently located at the Company headquarters in Plainview, New York, for demonstrations.

The FRWS-30K unit was designed to meet the output, ease of operation, mobility and water quality requirements as described in the “Operational Requirements Document” issued by the U.S Department of Homeland Security (2009) for emergency water supplies.

We have initiated discussion with various potential international partners concerning distribution and manufacturing rights and have signed four non-exclusive agreements with Sales Representatives and Distributors in the Middle East, Africa, Latin and Central America and the Caribbean.

We completed production of three FRWS units and sold two, one being sold to an end user in the oil and gas exploration business in Texas ( delivered in Dec 2011) and the second sold to the Department of Military and Veterans Affairs for the State of Alaska (delivered in March 2012).  Both of the sold units were manufactured in our production facility.

Features of the FWRS- 30K system

The First Response Water System (FRWS-30K) provides up to 30,000 gallons of clean potable water a day for cities, towns, villages and remote areas.

●	The system can process virtually any source water without having to identify the contaminants first. Treatment train design addresses four main groups of water pollutants.
●	Post-Treatment using Ozone, Ultra-violet disinfection and micron filtration to complete the process.
●	The system is highly mobile and is effective for both short and long-term deployments.
●	The system has three water distribution methods that can be used independently or in any combination.
●	Automatic bagging machine integrated into the system. The FRWS can produce 1,500 ½ liter (15.9 ozs) per hour.
●	Filling station integrated into the system.
●	Integrated diesel generator. The diesel generator is an integral part of the system and can operate for up to 90 hours without refueling.
●	A process control system is integrated into the system and includes a touch screen HMI (human machine interface).
●	The system is Water Quality Association (WQA) Gold Seal certified. It features the highest quality components available and meets or exceeds the standards set by regulatory agencies.

Production of our new systems commenced in our manufacturing facility in September 2010. We are seeking financing to expand production to meet what we believe will be significant demand for our product.

We are in discussion with various financial institutions to provide short and longer term capital, lease financing, and purchase order financing. We are also seeking strategic relationships with companies that can provide a synergistic quality either in product, markets or sources of capital.  No assurance can be given that we will receive financing from any source or that such financing will be in a sufficient amount or on terms favorable to our company.  Any financing could have a dilutive effect to our current stockholders.  Even if sufficient and on terms favorable to us, financing cannot guaranty that we will generate revenues or be profitable at any time in the future.

We hired a new Chief Operating Officer in January 2011.

We successfully field tested the FRWS unit in June and July 2011 and performed mock deployment and additional field trials in August 2011.

We participated in World Water Day at the United Nations in March 2011, demonstrated the FRWS system and served as panel experts.

We joined the U.S Counsel of Mayors and the Counsel’s Water Advisory Board.

We achieved our first revenue event with the delivery of the system to an oil and gas exploration customer the last week of 2011.

We won a competitive bid for our first sale in our primary market to the State of Alaska Department of Military and Veterans Affairs ( Homeland Security) in October 2011. The system was delivered in March of 2012.

We added management depth and strength in our operations and added new board members, Dr. Stephen Flynn and John Gibb with direct management experience and operational experience in the emergency and disaster relief universe. Theresa Bischoff and Dennis Rivera joined us as special advisors.

Plan of Operations

Our plans for the next twelve months include;

Raising $5 million in capital in two tranches, $2.0 million within the first six months of 2012 and an additional $3.0 million in the fourth quarter of 2012

●
The completion of 27 commercial PureSafe FRWS units, with full operational capability.  We believe that with acceptable levels of capital, 27 units can be produced of which 23 will be sold and four will remain in inventory.

●
Expand production capability to meet the expected demand for the FRWS domestically by a combination of expanding the production facility of PureSafe Manufacturing and Research Corporation, re-engineering and value engineering the FRWS to outsource assembly where appropriate.

●
Identify strategic partners in specific overseas markets that have the production, distribution, maintenance and training capability to produce, distribute, maintain and train personnel in the operation of our system.

●	To enter into field testing programs, targeted at specific end users.

●	Continue the process of identifying and contracting with new distributors and sales representatives in both domestic and international markets.

●	Filing of all required foreign patent applications for the PureSafe FRWS. We will identify all the potential markets in which we need patent protection.

●	Continued participation in water industry conferences relating to target markets

●	Continued utilization of strategic advisors to target potential customers and applications.

●	Hiring a Director of Marketing.

●	Hiring up to four Sales Directors to target market end users.

●	Retaining a public relations/investor relations firm to bring awareness of our product and Company to the market and shareholders.

No assurance can be given that any of the above items will be completed during the next twelve months or at any time in the future. Further, completion of all of such items does not guaranty that we will generate any revenue or become profitable at any time in the future.

Going Concern

At December 31, 2011, our stockholders’ deficiency was $3,680,358 as compared to $1,710,594 at December 31, 2010.  Negative working capital was $3,900,624 at December 31, 2011 as compared to $2,021,433 at December 31, 2010.

We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $42.3 million.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.  The Independent Registered Public Accounting Firm’s report on our financial statements included elsewhere herein contains an explanatory paragraph about conditions that raise substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to bring our products to market and generate revenues, control costs, operate profitably and obtain additional financing, as required and on reasonable terms.  Our plans with respect to these matters include restructuring our existing debt and raising additional capital through future issuances of stock and/or debt.  We plan to raise an additional $5 million in the next twelve months to fund the following activities: the production of 27 commercialized PureSafe FRWS units; launching a marketing program for the PureSafe FRWS, establishing a sales and marketing network; and concluding agreements with strategic partners for international marketing and manufacturing.   We believe that with obtaining the required financing there will be additional revenue recognition in the second quarter of 2012.

We have no assurance that such financing will be available on terms advantageous to us, or at all.   However, should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain of our operational activities.

Results of Operations

Revenues.  We recognized $287,215 revenues for the year ended December 31, 2011 was and $0 for the year ended 2010, respectively.

Cost of goods sold.  Cost of goods sold for the year ended December 31, 2011 was $399,350 and 2010 was $359,213, respectively.

Selling, general and administrative.  Selling, general and administrative expenses for the year ended December 31, 2011 was $2,984,959, compared to $3,201,062 for the 2010 fiscal year, a $216,103 or 7% decrease.

The followings are analysis into some other categories that also have significant fluctuations between 2010 and 2011. Rent related expenses increased $125,849 or 88% from $142,120 in 2010 to $267,969 in 2011.  The 88% increase is primarily due to the rent increase and real estate taxes associated with our 160 Dupont Street facility.  Stock-based compensation, increased $282,252 from $893,073 in 2010 to $1,821,711 in 2011.  Total marketing expenses incurred in year ended December 31, 2011 were $135,658, compared to $292,993 (excluding Hidell-Eyster fees) in the same period of 2010, a $157,335 or 54% decrease.

Research and development.  Research and development expenses in 2011 were $199,617, compared to $234,666 in 2010, a decrease of $35,049 or 15%.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Discharge of debt.  We realized a gain on discharge of debt of $0 in 2011 and $138,621 in 2010.   The 2010 gain on discharge of debt arose from the settlement with Hidell-Eyster International, Inc. when both parties agreed to terminate the Management Agreement entered in March 2010.

Interest expense - non-debt discount related incurred in 2011 and 2010 was $258,389 and $162,038, respectively.  The $96,351 or 59% increase was primarily from i) accrued interest from the outstanding promissory notes that we issued over the years to multiple lenders which include our Chief Executive Officer and Chief Financial Officer for a total of $937,091 funds we raised in 2011.

Interest expense - debt discount related Debt discount related interest expense incurred in 2011 and 2010 was $462,843 and $433,763, respectively, a $29,080 or 7% increase.  Most debt discount related interest expense incurred in 2011 are related to a aggregate total of $650,000 convertible loans we received in 2011 which includes $30,000 from each of our chief executive officer and chief financial officer.

Change in fair value of warrants and embedded conversion options.  Changes in fair value of warrants and embedded conversion options for year ended December 31, 2011 and 2010 were $(362,800) and 2,642,100, respectively.

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

The change in fair value of warrants and embedded conversion options for any period is always primarily the result of  the following  factors.  The first factor is the fair value we recorded as the result of new issuances of warrants and the embedded conversion value in the convertible loans incurred in the third quarter of 2009 and the first nine months of 2010.   The second factor is the reduction of outstanding options or warrants at the end of each period due to warrant/options exercise or warrants/options expired at the end of each period.  The third factor is the fluctuation of the Company’s stock price.  The closing price per share for the Company’s common stock on December 31, 2011 was $0.11 which was significantly higher compared with prior period.

Liquidity and Capital Resources

As of December 31, 2011, we maintained a cash balance of $118,228 as compared to $166,758 at December 31, 2010 a decrease in the cash balances of $48,530.

Net cash used in the operating activities was $1,646,860 and $2,399,595 in 2011 and 2010, respectively.

Net cash used in capital expenditures in 2011 and 2010 was $7,400 and $120,712 respectively.

We raised $442,000 and $1,292,939 through sales of our common stock, in 2011 and 2010 respectively.  We received $236,420 from investors who exercised their warrants to purchase common stock in 2011 and $494,997 raised through the exercise of warrants in 2010.  We raised $425,000 and $595,000 through debt financing in 2011 and 2010 respectively.  Proceeds received from officers and directors’ loans were $225,000 and $400,000 in 2011 and 2010 respectively.  We repaid $40,000 and $200,000 loan principal in 2011 and 2010 plus accrued interest to our Chief Executive Officer and Chief Financial Officer.  From all the above activities, net cash provided by financing activities was $1,605,730 and $2,579,641, in 2011 and 2010, respectively.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2011	2010
Risk-free interest rate	0.36%	1.00%
Expected life, in years	3 years	3years
Expected volatility	112%	115%
Dividends	0%	0%

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

Effects of Recent Accounting Policies

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

We have audited the accompanying consolidated balance sheets of PureSafe Water Systems, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PureSafe Water Systems, Inc. and  Subsidiary as of December 31, 2011 and 2010 and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP

New York, New York
April 16, 2012

PureSafe Water Systems Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS

Current Assets:
Cash	$118,228	$166,758
Inventories	468,093	442,815
Prepaid expenses and other current assets	56,674	81,697
Total Current Assets	642,995	691,270

Property and equipment, net of accumulated depreciation of $151,760 and $68,450, respectively	136,718	231,106
Patents and trademarks, net of accumulated amortization of $35,712 and $29,608, respectively	64,172	62,876
Other assets	58,560	37,280
TOTAL ASSETS	$902,445	$1,022,532

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$582,446	$751,262
Accrued compensation	402,249	193,533
Deferred Rent Payable	32,800	--
Accrued consulting and director fees	144,000	144,000
Customer deposits	130,000	--
Convertible notes payable to officers and directors (including accrued interest of $83,932 and $47,445 and net of debt discount of $12,623 and $0, respectively)	743,309	534,445
Convertible promissory notes (including accrued interest of $83,929 and $25,132 and net of debt discount of $39,923 and $241,657, respectively)	989,006	428,475
Promissory notes payable (including accrued interest of $190,521 and $159,698, respectively)	838,265	470,660
Fair value of detachable warrants and conversion option	515,200	--
Accrued dividends payable	190,328	190,328
Total Current Liabilities	4,567,603	2,712,703

Long Term Liabilities:
Notes Payable	15,200	20,423
Total Long Term Liabilities	15,200	20,423
TOTAL LIABILITIES	4,582,803	2,733,126

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,808,850 and $2,700,550, as of December 31, 2011 and December 31, 2010, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 340,389,004 shares issued and 340,384,604 shares outstanding at December 31, 2011; 319,026,726 shares issued and 319,022,326 outstanding at December 31, 2010	340,388	319,026
Additional paid-in capital	38,667,448	37,203,196
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $73,538 and $53,308, respectively)	(410,738)	(390,508)

Accumulated deficit	(42,271,872)	(38,836,724)
Total Stockholders’ Deficiency	(3,680,358)	(1,710,594)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$902,445	$1,022,532

The accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010
Sales	$287,215	$--

Cost of Sales	399,350	359,213

Gross Profit (Loss)	(112,135)	(359,213)

Operating Expenses:

Compensation and related benefits, including stock-based compensation of $1,175,225 and $893,073 for the years ended December 31, 2011 and 2010, respectively	1,821,711	1,481,671

Insurance and medical benefits	73,237	69,711

Research and development	199,617	234,666

Professional, legal and consulting fees	201,007	335,509

Marketing	135,658	699,852

Occupancy	267,969	142,120

Other administrative and general	285,760	237,533

Total Operating Expenses	2,984,959	3,201,062

Loss from Operations	(3,097,094)	(3,560,275)

Other Income (Expense):

Other income	20,379	20,231

Gain on settlement of debt	--	138,261

Interest expense, including interest to related parties of $65,731 and $305,835 for the years ended December 31, 2011 and 2010, respectively	(721,233)	(595,801)

Change in fair value of warrants and embedded conversion options	362,800	(2,642,100)

Total Other Income (Expense)	(338,054)	(3,079,409)

Net Loss	(3,435,148)	(6,639,684)

Dividend on preferred stock	(108,300)	(108,300)

Net Loss Attributable to Common Stockholders’	$(3,543,448)	$(6,747,984)

Net Loss Attributable to Common Stockholders Per Share basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding	331,986,316	295,081,218

The accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Deficiency
For the year ended December 31, 2011

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	At Cost	Receivable	Deficit	Deficiency

BALANCE- Dec. 31, 2009	181,144	$184	272,162,945	$272,162	$30,086,795	$(5,768)	$(370,276)	$(32,197,040)	$(2,213,943)

Proceeds from sale of common stock	--	--	13,377,062	13,378	1,279,561	--	--	--	1,292,939
Common stock issued in repayment of debt	--	--	15,669,083	15,669	783,987	--	--	--	799,656
Common stock issued for services	--	--	9,167,693	9,168	641,576	--	--	--	650,744
Shared issued through exercise of warrants	--	--	8,649,943	8,649	486,348	--	--	--	494,997
Reclassification of derivative liability to equity	--	--	--	--	3,682,600	--	--	--	3,682,600
Accrued interest	--	--	--	--	--	--	(20,232)	--	(20,232)
Amortization of warrants and option over the vesting period for employees and non-employees	--	--	--	--	242,329	--	--	--	242,329

Net Loss	--	--	--	--	--	--	--	(6,639,684)	(6,639,684)

BALANCE- DEC. 31, 2010	184,144	184	319,026,726	319,026	37,203,196	(5,768)	(390,508)	(38,836,724)	(1,710,594)

Proceeds from Sale of Common Stock	--	--	5,119,065	5,119	436,881	--	--	--	442,000
Proceeds from exercise of warrants	--	--	4,966,244	4,965	231,455	--	--	--	236,420
Common stock issued for loan conversion	--	--	2,539,747	2,540	136,557	--	--	--	139,097
Common stock issued for repayment of debt	--	--	86,670	87	11,353	--	--	--	11,440
Common stock issued for services			8,650,552	8,651	938,874				947,525
Warrant Issued for Stock-Based Compensation	--	--	--	--	154,800	--	--	--	154,800
Accrued interest	--	--	--	--	--	--	(20,230)	--	(20,230)
Reclassification of equity instruments to derivate liabilities	--	--	--	--	(693,900)	--	--	--	(693,900)
Warrants granted in connection with debt	--	--	--	--	103,132	--	--	--	103,132
Financing cost extension of warrants	--	--	--	--	85,700	--	--	--	85,700
Amortization of warrants and options for employees and non-employees	--	--	--	--	59,400	--	--	--	59,400

Net loss	--	--	--	--	--	--	--	(3,435,148)	(3,435,148)

BALANCE – December 31, 2011	184,144	$184	340,389,004	$340,388	$38,667,448	$(5,768)	$(410,738)	$(42,271,872)	$(3,680,358)

Accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years EndedDecember 31,
	2011	2010

Cash Flows from Operating Activities:

Net loss	$(3,435,148)	$(6,639,687)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	83,313	35,091
Amortization of patents and trademarks	6,104	6,104
Financing cost, warrant extension	85,700	--
Interest expense – amortization of deferred financing cost	2,375	--
Stock based compensation	1,175,225	893,073
Deferred rent	32,800	--
Interest receivable	(20,230)	(20,232)
Accretion of debt discount	462,843	465,522
Change in fair value of warrants and embedded conversion option	(362,800)	2,642,100
Loss on settlement of debt	--	(138,261)
Change in assets and liabilities -
Prepaid expenses and other current assets	25,023	38,386
Inventories	(25,278)	(345,700)
Other assets	(9,405)	(16,780)
Customer deposits	130,000	----
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	202,618	680,786
Net Cash Used in Operating Activities	(1,646,860)	(2,399,595)

Cash Flows from Investing Activities:
Purchase of property and equipment	--	(120,712)
Patent costs	(7,400)	--
Net Cash Used in Investing Activities	(7,400)	(120,712)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	442,000	1,292,939
Proceeds from exercise of warrants	236,420	494,997
Proceeds from convertible promissory note	425,000	595,000
Proceeds from officers and directors convertible loans	225,000	400,000
Proceeds from notes payable	337,092	--
Loan costs	(14,250)	--
Repayment of officers and directors loans	(40,000)	(200,000)
Repayment of notes payable	(5,532)	(3,295)
Net Cash Provided by Financing Activities	1,605,730	2,579,641

Net (decrease) increase in cash	(48,530)	59,334

Cash at beginning of year	166,758	107,424

Cash at end of year	$118,228	$166,758

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$32,939	$19,041

Non-Cash Investing Activities:
Purchase of Equipment through long term financing	$--	$29,932

Non-Cash Financing Activities:
Compensation satisfied by issuance of common stock	$--	$174,000

Common stock issued in satisfaction of liabilities	$150,537	$625,657

Reclassification of derivative liabilities to equity	$--	$3,126,100

Reclassification of equity instrument to derivative liabilities	$693,900	$--

Warrants granted in connection with debt	$103,132	--

The accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

PureSafe Water Systems, Inc. (the “Company”) is a Delaware corporation currently engaged in the design and development of its technology to be used in the manufacture and sale of water purification systems both in and outside the United States.  The Company's corporate headquarters is in Plainview, New York.

As of December 31, 2011, the Company has emerged from the development stage during the fourth quarter of 2011 due to its sales as well as receipts of additional sales orders.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED OPERATIONS

Principle of Consolidation

The consolidated financial statements of PureSafe Water Systems, Inc. include accounts of the Company and its wholly-owned subsidiary, PureSafe Manufacturing & Research Corporation.  Intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of approximately $3.4 million and $6.6 million for each of the years ended December 31, 2011 and 2010, respectively.  The Company has a working capital deficit of approximately $3.9 million and $2.0 million, and a stockholders’ deficiency of approximately $3.7 million and $1.7 million at December 31, 2011 and 2010, respectively.

The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $42 million.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  The Independent Registered Public Accounting Firm’s report on the Company’s consolidated financial statements contains an explanatory paragraph about conditions that raise substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to bring products to market and generate revenues, control costs, operate profitably and obtain additional financing, as required and on reasonable terms. The Company’s plans with respect to these matters include:

●	Raising $5 million in capital in two tranches, $2.0 million within the first six months of 2012 and an additional $3.0 million in the fourth quarter of 2012.

●
The completion of 27 commercial PureSafe FRWS units, with full operational capability.  We believe that with acceptable levels of capital, 27 units can be produced of which 23 will be sold and four will remain in inventory.

●
Expand production capability to meet the expected demand for the FRWS domestically by a combination of expanding the production facility of PureSafe Manufacturing and Research Corporation, re-engineering and value engineering the FRWS to outsource assembly where appropriate.

●
Identify strategic partners in specific overseas markets that have the production, distribution, maintenance and training capability to produce, distribute, maintain and train personnel in the operation of our system.

●	To enter into field testing programs, targeted at specific users.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

●	Continue the process of identifying and contracting with new distributors and sales representatives in both domestic and international markets.

●	Filing of all required foreign patent applications for the PureSafe FRWS. We will identify all the potential markets in which we need patent protection.

●	Continued participation in water industry conferences relating to target markets

●	Continued utilization of strategic advisors to target potential customers and applications.

●	To follow our marketing and sales projections by hiring a Vice President of Marketing to achieve additional sales by the second quarter of 2012.

●	Hiring up to four Sales Directors to target market end users.

●	Retaining a public relations/investor relations firm to bring awareness of our product and Company to the market and shareholders.

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

Revenue Recognition

The Company generally recognizes revenues under Staff Accounting Bulletin No. 104  when the following criteria are met, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In addition the Company may involve multiple elements (i.e., products and services/training).  Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25  Multiple-Element Arrangements (“ASC 605”) .  When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, the Company develops a best estimate of the selling price to separate deliverables and allocates arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation.  If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. For the year ended December 31, 2011, the Company did not have any multiple deliverable elements.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2011 and 2010 the Company did not have any cash equivalents.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out (“FIFO”) method, or market.

Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.

Patents and Trademarks

Patents and trademarks are amortized ratably over nine to fourteen years.  The Company assesses the carrying value of its patents for impairment each year.  Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2011 and 2010.

Property and Equipment

Property and equipment consists primarily of equipment and furniture and fixtures and is stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives (generally three to seven years) of the related assets.  Leasehold improvements, once placed in service, are amortized ratably over the shorter of the useful life or the remainder of the lease term.  Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred.  Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

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

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2011	2010
Assumptions:
Risk-free interest rate	0.36%	1.00%
Expected life	3 years	3 years
Expected volatility	112%	115%
Dividends	0%	0%

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in operating expenses.  The Company incurred a charge for advertising of approximately $-0- and $22,000 for the years ended December 31, 2011 and 2010, respectively.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 847,461 warrants exercisable at $0.001 issued by the Company.  These warrants have been included in computing the basic net loss per share for the twelve months period ended December 31, 2010. These warrants were exercised during the year ended December 31, 2011.

Total shares issuable upon the exercise of warrants and the conversion of preferred stock and convertible debt for the years ended December 31, 2011 and 2010, were comprised as follows:

	As of December 31,
	2011	2010
Warrants	27,520,997	27,141,298
Convertible debt	19,564,618	10,129,968
Series F preferred stock	1,545,760	1,545,760
Total common stock equivalents	48,631,375	38,817,026

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

Liabilities measured at fair value on a recurring basis at December 31, 2011 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Embedded conversion feature	$--	$--	$68,800	$68,800
Warrant and option liability	$--	$--	$446,400	$446,400
December 31, 2011	$--	$--	$515,200	$515,200

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consist of derivative liabilities associated with the convertible debt that contains an indeterminable conversion share price and the tainted warrants as the Company cannot determine if it will have sufficient authorized common stock to settle such arrangements.  As further disclosed in Note 7 (a), the Company issued 947,312 shares for the settlement of this debt.  Accordingly, the Company reclassified the derivative liability to equity during the year ended December 31, 2010

On August 3, 2011, the Company issued $125,000 of debt convertible at a 30% discount from the current market price. Accordingly the Company reclassified the conversion option and warrants to derivative liabilities for the year ended December 31, 2011.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2011 and 2010.

	Warrant Liability	Embedded Conversion Feature	Total
Balance January 1, 2010	$286,100	$197,900	$484,000

Included in other income expense	1,456,600	1,185,500	2,642,100
Included in liabilities	157,100	399,400	556,500
Included in stockholder's equity	(1,899,800)	(1,782,800)	(3,682,600)
Transfers in and /or out of Level 3	--	--	--
Balance December 31, 2010	--	--	--

Included in other income (expense)	(252,800)	(110,000)	(362,800)
Included in liabilities	129,500	41,100	170,600
Included in stock based compensation	13,500	--	13,500
Included in stockholder's equity	556,200	137,700	693,900
Transfers in and /or out of Level 3	--	--	--
Balance December 31, 2011	$446,400	$68,800	$515,200

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2011 and 2010.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes.  The Company expenses all research and development costs as incurred.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements.  These reclassifications have no effect on previously reported earnings.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of December 31, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2011 and 2010:

	2011	2010
Leasehold improvement	$149,700	$149,700
Furniture and fixtures	49,265	49,265
Equipment	89,513	100,591
	288,478	299,556
Accumulated depreciation and amortization	(151,760)	(68,450)
Property and equipment, net	$136,718	$231,106

Depreciation and amortization expense was approximately $83,300 and $35,100 for the years ended December 31, 2011 and 2010, respectively.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 5 - PATENTS AND TRADEMARKS

Patents and trademarks as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Patents	$97,164	$89,764
Trademarks	2,720	2,720
Total cost	99,884	92,484
Accumulated amortization	(35,712)	(29,608)
Patents and trademarks, net	$64,172	$62,876

Amortization expense for the years ended December 31, 2011 and 2010 was approximately $6,100.

The following table presents the Company's estimate for amortization expense for each of the five succeeding years and thereafter.

Year Ended December 31,
2013	$6,100
2014	6,100
2015	6,100
2016	6,100
2017	6,100
2018 and thereafter	33,672
$64,172

NOTE 6 – INVENTORIES

Inventories consist of the following at December 31, 2011 and 2010,

	2011	2010
Raw materials	$347,183	$188,201
WIP	120,910	--
Finished Goods	--	254,614
Totals	$468,093	$442,815

The allowance for technological obsolescence and slow moving items was $0 at December 31, 2011 and 2010, respectively.

 NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE – Officers & Director

Convertible notes and notes payable – Officers & Director and accrued interest at December 31, 2011 and 2010 consists of the following:

	December 31,
	2011		2010
	$368,134	(b)	$333,239	(b)
	201,206	(c)	201,206	(c)
	60,517	(e)	--	(e)
	85,732	(f)	--	(f)
	40,344	(g)	--	(g)
Total	755,933		534,445
Less: Debt discount	12,623		--
Current portion	$743,310		$534,445

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

Under accounting guidance provide by ASC 815, the conversion price of the loans did not have a determinable number of shares the loans could be settled in and as a result, has been presented as a derivative liability.  Accordingly, the conversion option was marked to market through earnings at the end of each reporting period.

In December 2010 the former director converted the note principal and accrued interest of $18,491 into 947,312 shares of common stock.  Such shares were issued on December 31, 2010.  Accordingly, the Company reclassified the derivative liability to equity.

(b)
In September 2009, the Company entered into agreements with the Chief Executive Officer and Chief Financial Officer together to defer a total of $287,000 in compensation owed to them as of September 30, 2009.  In return, the Company issued to the Chief Executive Officer and Chief Financial Officer each a promissory note for the deferment.  The notes matured in January 2011 and interest will be accrued at 10% per annum compounded monthly.   The Chief Executive Officer and Chief Financial Officer have not demanded payment for these notes.

As of December 31, 2011 and 2010, the Company is reflecting a liability of $368,134 and 333,239 which includes $81,134 and
$46,239 of accrued interest, respectively and the Company is not compliant with the repayment terms.

(c)
On April 7, 2010, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer each made loans of $100,000 to the Company.  The loans accrue interest at the rate of 7% per annum.  In addition, the Company issued warrants to each officer to purchase 431,034 shares of common stock at an exercise price of $0.059 per share.  The loans were due and payable by or on October 7, 2010.  The interest accrued on the loans is to be paid on the 7th day of each month until the loans mature and paid off.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.059 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging.”  Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sales of the notes of $200,000 were recorded net of a discount of $101,600.  The debt discount consisted of $34,800 related to the fair value of the warrants and approximately $66,800 related to the fair value of the embedded conversion option.  The debt discount will be charged to interest expense ratably over the term of the convertible note.

As of December 31, 2011, the Company is reflecting a liability of $201,206 which includes $1,206 accrued interest and the Company is not compliant with the repayment terms of these notes.

(d)
On October 4, 2010, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer each made loans of $100,000 to the Company.  The loans accrue interest at the rate of 10% per annum.  In addition, the Company issued warrants to each officer to purchase 200,000 shares of common stock at an exercise price of $0.10 per share.  The loans are due and payable by or on November 17, 2010.  The interest accrued on the loans were to be paid on the maturity date.  The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allows the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was set at $0.10 per share, which was the closing market price of the common stock as of the closing date of the loans.

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

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(e)
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

On June 3, 2011, the Company repaid $40,000 principal.  Total principal payable including accrued interest as of December 31, 2011 was $60,517.  The Company is not compliant with the repayment terms of these notes.

(f)
On March 16, 2011, the Company’s Chief Financial Officer made a loan of $85,000 to the Company.  The loan accrues interest at the rate of 10% per annum.  In addition, the Company issued warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share.  The loan is due and payable by or on March 16, 2012.  The loan and accrued interest are to be paid on the maturity date.  The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  The conversion price was $0.122 per share, which was the closing market price of the common stock as of the closing date of the loan.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $85,000 from the sales of the note was recorded net of a debt discount of $28,610.   The debt discount related to the relative fair value of the warrants and is being charged to interest expense ratably over the term of the note.

Total principal payable including accrued interest as of December 31, 2011 was $85,732. The Company is not compliant with the repayment terms of this note.

(g)
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

Total principal payable including accrued interests as of December 31, 2011 was $40,344.  The Company is not compliant with the repayment terms of this note.

NOTE 8 – PROMISSORY NOTES PAYABLE

Notes payable and accrued interest at December 31, 2011 and 2010 consists of the following:

	December 31,
	2011		2010
	$228,152	(a)	$219,297	(a)
	75,000	(b)	75,000	(b)
	188,064	(c)	170,247	(c)
	21,007	(d)	26,539	(d)
	200,264	(e)	--
	140,978	(f)	--
Total	853,465		491,083
Less long-term portion	(15,200)		(20,423)
Current Portion	838,265		470,660

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(a)
These are unsecured notes bearing interest at rates ranging from 10% to 15% per annum, and have no specific due date for repayment.  The outstanding amount of $228,152 and $219,297 include principal of $83,222 and accrued and unpaid interest of $144,930 and $136,076 as of December 31, 2011 and 2010, respectively.  No demands for repayment have been made by the note holders. As of December 31, 2011 and 2010, the Company is not compliant with the repayment terms of the notes and is in technical default.

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

Under the advice of then outside counsel, the Company sent inquiries to various parties claiming an interest in the note and shares. The Company has not received a response from any of the parties contacted.  In December 2009, the Company issued the remaining 1,250,000 shares to the note holder and recognized a gain on settlement of debt of approximately $203,000.  The shares are currently held in an outside attorney’s escrow account for the benefit of the legal owner of the note. At December 31, 2011  and 2010, the Company is reflecting a liability of $75,000, which represents the unpaid settlement payment.

(c)
In September 2009, the Company entered into agreements with three of the Company’s consultants and vendors to defer a total in the aggregate of $236,624 in compensation owed to them.  In return, the Company issued to the three vendors each a promissory note for the deferment.  The notes matured in January 2011 and interest will be accrued at 10% per annum compounded monthly.  As of December 31, 2009 the Company reclassified $236,624 from current liabilities to long term liabilities.

In February 2010, one of the above three vendors, requested to convert the note payable of $90,000 principal plus $5,781 accrued interest into the Company’s common stock.  The request was approved by Board of Directors on February 19, 2010 and the conversion price was set at $0.055 which was the closing price published on OTCBB.com on the date of the approval of such request.  On March 2, 2010, 1,741,464 shares were issued for such conversion.
As of December 31, 2011 and 2010, the Company is reflecting a liability of $188,064 and $170,247 which includes accrued interest of $41,440 and $23,622, respectively.  As of December 31, 2011 the Company is not compliant with the repayment terms of the notes and is in technical default.

(d)
In February, 2010, the Company acquired a vehicle for business use. The cost of the vehicle was approximately $30,000 and the Company financed the entire cost. The financing term was approximately $500 per month for sixty months based on an annual interest rate of 9%. As of December 31, 2011, the Company is reflecting $21,007 as the unpaid principal.

The approximate maturities of this note over the next four years are as follows:

For the Years Ending December 31,
2012	$5,800
2013	6,400
2014	7,000
2015	1,800
Total	$21,000

(e)
Between August and December, 2011, the Company raised $197,091 through issuing multiple promissory notes.  These notes bear interest rate of 10% per annum and are due and payable between February 26 and May 30, 2012.  As of December 31, 2011, the company is reflecting $200,264 which includes $3,174 of accrued interest.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(f)
On December 16, 2011,   the Company issued a $140,000 promissory note bearing interest at the rate of 15% per annum.  This note shall be payable in one monthly installment with the first such installment to be paid on the 15th day of March 2012.  The Company may also, at its discretion, permit repayment to be made by assignment of its accounts receivable due from the State of Alaska.

As of December 31, 2011, the Company is reflecting a liability of $140,978 which includes accrued interest of $978.

On March 12, 2012, the Company repaid the Note Holder, principal and interest of total $145,794.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable and accrued interest at December 31, 2011 and 2010 consists of the following:

	December 31,
	2011		2010
	$-	(a)	--	(a)
	899,819	(b)	670,132	(b)
	129,110	(c)	--	(c)
Total	1,028,929		670,132
Less Debt discount	(39,923)		(241,657)
Current Portion	989,006		$428,475

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

In April 2010, the lender requested to convert $50,000 plus accrued interest of $7,084 into the Company’s common stock.  The Company issued 1,630,967 shares in connection of such conversion for the settlement of this note.

(b)
From January 2009 through December 2010, the Company raised $920,000 through debt financing from multiple lenders.  The Company issued each lender a convertible promissory note in the principal amount of money lender loaned to the Company.  The promissory note matures in one year and bears interest at 10% per annum and is convertible at the option of the holder in to shares of common stock. The conversion prices range from $0.044 to $0.157.  In addition the Company granted 2,555,687 warrants to the note holders. The warrants have a life of 5 years and are fully vested on the date of the grant, the exercise price of the warrants ranges from $0.0528 to $0.1884.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of these note $920,000 was recorded net of a discount of $458,400.  The debt discount consisted of approximately $324,800 related to the fair value of the embedded conversion option and approximately $133,600 related to the fair value of the warrants.  The debt discount was being charged to interest expense ratably over the term of the convertible note.

In 2011, the Company raised $300,000 through debt financing from multiple lenders. The Company issued each lender a convertible promissory note in the principal amount of money lender loaned to the Company. The promissory note matures in one year and bears interest at 10% per annum and is convertible at the option of the holder in to shares of common stock. The conversion prices range from $0.067 to $0.157. In addition the Company granted 634,229 warrants to the note holders. The warrants have a life of 5 years and are fully vested on the date of the grant, the exercise price of the warrants ranges from $0.084 to $0.1884.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ”Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of these note $300,000 was recorded net of a discount of $57,638. The debt discount consisted of approximately $13,719 related to the fair value of the embedded conversion option and approximately $43,919 related to the fair value of the warrants. The debt discount was being charged to interest expense ratably over the term of the convertible note.

During the year ended December 31, 2011, multiple lenders requested to convert total aggregated $125,000 principal plus accrued interest of $14,097 into the Company’s common stock. The Company issued total aggregated 2,539,747 shares of common stock in connection with such conversions.

During the year ended December 31, 2010, multiple lenders requested to convert total aggregated $275,000 principal plus accrued interest of $27,300 into the Company’s common stock. The Company issued total aggregated 5,840,939 shares of common stock in connection with such conversions.

As of December 31, 2011, the Company is not in compliance with the repayment terms with certain notes and is currently in technical default.

(c)
On August 3, 2011, the Company borrowed $125,000 from a private investor and issued to the investor a secured convertible promissory note in the principal amount of $125,000.  The note matured on December 1, 2011 and bears interest at a stated rate of 8% per annum and the note is convertible into shares of common stock of the Company at a 30% discount from the current market price (as defined in the Note). The Company has the right to redeem the Note at any time by paying the outstanding principal amount of the Note multiplied by a premium according to the following schedule, plus all accrued interest: 120% of the outstanding principal amount if redeemed within 90 days after the issuance date; 125% of the outstanding principal amount if redeemed within 180 days after the issuance date; 130% of the outstanding principal amount if redeemed after 180 days after the issuance date.  The Note is further guaranteed by two officers of the Company and secured by stock pledge agreements with each officer, pursuant to which each of the officers has pledged 2,000,000 shares of the Company’s common stock owned by them as collateral to secure payment of the Note. In connection with the issuance of the Note, the Company also issued to the investor a common stock purchase warrant, expiring August 3, 2018, to purchase 1,250,000 shares of common stock at an exercise price of $0.10 per share.

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

As of December 31, 2011, the Company is not in compliance with the repayment terms with certain notes and is currently in technical default.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space in Plainview, New York.  The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.

The minimum lease payments due under this lease are as follows:

For the Years Ending December 31,	Amount
2012	$67,017
2013	69,029
2014	71,098
Thereafter	36,074
$243,218

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

The minimum lease payments due under this lease for 2012 are $64,200.

Rent and rent related expenses, excluding repair and maintenance, during the years ended December 31, 2011 and 2010 was approximately $165,000 and $132,400, respectively.  Repair and maintenance expenses during the same periods were approximately $10,000 and $11,100, respectively. In March 2012 management exercised a Good Guy Clause” in its’ lease and abandoned the space at 25 Fairchild Avenue.

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

Effective January 1, 2010 the fee to D & P was increased to $100,000 per annum. On February 1, 2010 the Company issued to Mr. Wolter 500,000 shares of common stock and incurred a stock-base compensation charge of $25,500 for the year ending December 31, 2010.  In addition, in February 2010, the Company issued 457,549 shares of common stock to D&P upon the request by Mr. Wolter to convert $23,335 of accrued compensation due to them.

Litigation

The Company is, from time to time, subject to litigation incidental to the conduct of its ongoing business. The Company and its counsel believe that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 11 - COMMON STOCK ISSUED

During the year ended December 31, 2011, the Company recorded the following transactions:

Debt

During the year ended December 31, 2011, the Company issued a total of 2,539,747 shares of common stock upon the requests from multiple convertible note holders to convert their notes plus accrued interest totaling $139,097 into the Company’s common stock based on the terms set forth in the loan.  The conversion rates were from $0.053 to $0.056.

On January 25, 2011, the Company issued 86,670 shares of common stock to a former consultant in settlement of accrued compensation of $11,440 pursuant to the settlement agreement the Company entered with the consultant on December 29, 2010.

Cash

Through Equity Financing:
During the year ended December 31, 2011, for gross proceeds of $442,000 the Company sold an aggregate of 5,119,065 shares of common stock and warrants to purchase additional 1,244,336 shares of common stock at exercise prices from $0.06 to $0.1740.  The warrants have a term of three years and were fully vested on the grant date.

Through Warrant Exercise:
During the year ended December 31, 2011, the Company received gross proceeds of $236,420 through warrant exercise.  The Company issued an aggregate of 4,966,244 shares of common stock in connection with the warrant exercises.

Services

On January 13, 2011, the Company issued a total of 452,900 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 90,580 shares for their first quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000 per director, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the January 2011 issuance.

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

On April 28, 2011, the Company issued a total of 558,035 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 111,607 shares for their second quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000 per director, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the April 2011 issuance.

On July 11, 2011, the Company issued a total of 946,970 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 189,394 shares for their third quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000 per director, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the July 2011 issuance.

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

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

On October 10, 2011, the Company issued a total of 367,647 shares of common stock to its three directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 122,549 shares for their fourth quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000 per director, paid in shares of common stock. The Company incurred stock-based compensation of $37,500 in connection with the October 2011 issuance.

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

During the year ended December 31, 2010 the Company recorded the following transactions:

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

Through Warrant Exercise:
In 2010, the Company received gross proceeds of $494,998 through warrant exercise.  The Company issued aggregate of 8,649,943 shares of common stock in connection with warrant exercises.

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

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

At December 31, 2011, outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$53	$52,500	$885,100	$16.86	$1,410,100
Series D	2,000,000	93,000	93	55,800	864,000	9.29	1,398,750
Series F	1,000,000	38,644	39	--	190,328	--	--
		184,144	$185	$108,300	$1,939,428		$2,808,850

At December 31, 2010 outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$53	$52,500	$832,600	$15.86	$1,357,600
Series D	2,000,000	93,000	93	55,800	808,200	8.69	1,342,950
Series F	1,000,000	38,644	39	--	190,328	--	--
		184,144	$185	$108,300	$1,831,128		$2,700,550

PureSafe Water Systems, Inc. and Subsidiary
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

Series F

The Series F 10% convertible preferred stock is a two-year convertible preferred instrument.  All dividends are cumulative and are payable in shares of common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier.  The conversion rate for shares and accrued dividends payable is 40 shares of common stock for each share of preferred stock.  The Series F convertible preferred stockholders have voting rights equal to the common stockholders.  The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation.  In connection with Series F Preferred Stock conversions, the Company recorded dividends of $0 and $0 for each of the years ended December 31, 2011 and 2010, respectively.

NOTE 13 – COMMON STOCK WARRANTS

The following warrants were issued by the Company in connection with Convertible Promissory Notes:

The year ended December 31, 2010	2,210,082
The year ended December 31, 2011	3,128,496

The following warrants were issued by the Company in connection with various employment and compensation agreements:

The year ended December 31, 2010	4,997,461
The year ended December 31, 2011	3,600,000

The following warrants were issued by the Company in connection with equity private placements:

The year ended December 31, 2010	2,675,268
The year ended December 31, 2011	1,244,336

The following warrants were exercised:

The year ended December 31, 2010	9,191,081
The year ended December 31, 2011	4,966,244

The following warrants expired:
The year ended December 31, 2010	8,619,443
The year ended December 31, 2011	2,446,573

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The following tables sets forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the years ended December 31, 2011 and 2010:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2009	37,913,695	$0.11	$--

Granted	9,857,811	0.11	--
Expired	(8,619,443)	0.11	--
Exercised	(9,191,081)	0.08
Cancelled	(3,000,000)	0.05	--
Outstanding at December 31, 2010	26,960,982	0.09	--

Granted	7,972,832	0.10	--
Expired	(2,446,573)	0.08	--
Exercised	(4,966,244)	0.06	--
Outstanding at December 31, 2011	27,520,997	$0.06	--

The following is additional information with respect to the Company's warrants as of December 31, 2011:

Number of Options	Range of Exercise Price	WEighted Average Remaining Contractual Life (In Years)	Average Exercise Price	Currently Exerciseable
24,731,707	$0.01-$0.10	2.66	$0.06	24,731,707
2,548,820	$0.11-$0.20	2.78	$0.14	2,548,820
240,470	$0.21-$0.84	2.65	$0.56	240,470
27,520,997				27,520,997

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

(b)
In each of 2011 and 2010, a firm in which the Company’s Chief Financial Officer held fifty percent equity position was retained to prepare the Company’s income tax and other returns.  During the years ended December 31, 2011 and 2010, the Company incurred fees totaling $9,373 and $7,364, respectively, with respect to such services rendered.

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

(f)
In February 2010, the Company issued 600,000 shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial Officer per grant that was approved by the Company’s Board of Directors on February 1, 2010.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $61,200 of stock-based compensation in connection with this issuance.

(g)
On March 8, 2010, the Company granted 2,000,000 warrants to the Company’s Chief Executive Officer to purchase common stock at a price of $0.052 per share.  The award was approved by the Board of Directors on March 8, 2010.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The Company recorded a charge of approximately $69,600 for the fair value of the grant.

(h)
In June 30, 2010, the Company’s former Chief Operating Officer requested to convert $25,000 he lent to the Company in October 2009 plus accrued interest $1,514 to the Company’s common stock. The Company issued 530,278 shares of common stock to the designated party the Chief Operating Officer instructed.  In addition, the Chief Operating Officer also exercised 100,000 warrants that he received through the October 2009 loan, at the exercise price of $0.06 per share.  The Company issued 100,000 shares to the Chief Operating Officer and received $6,000 in connection with such warrant exercise. The Company reclassified $10,600 of the derivative liability to equity for the fair value of the embedded conversion option on the date of conversion.

(i)
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

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 815 ”Derivatives and Hedging.” Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sales of the notes of $200,000 was recorded net of a discount of $101,600. The debt discount consisted of $34,800 related to the fair value of the warrants and approximately $66,800 related to the fair value of the embedded conversion option. The debt discount will be charged to interest expense ratably over the term of the convertible notes.

(j)
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

(k)
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

(l)
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

(m)
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

(n)
On October 19, 2010, the Company issued 670,802 shares to each of the Company’s Chief Executive Officer and Chief Financial Officer. The issuance was approved by the Board of Directors on August 5, 2010 for their efforts in raising capital.  The Company recorded $128,794 stock-based compensation for such issuance.

(o)
On December 30, 2010, the Company issued 557,778 shares of common stock to its Chief Financial Officer upon his request to convert $25,000 of loan principal and $2,889 of accrued interest the Company owed him into common stock based on the terms in the loan agreement the Company entered with the officer on October 23, 2009.

(p)
On December 30, 2010, the Company issued 581,308 shares of common stock to its Chief Executive Officer upon her request to convert $25,000 of loan principal and $2,903 of accrued interest the Company owed her into common stock based on the terms in the loan agreement the Company entered with the officer on October 21, 2009.

(q)
On January 13, 2011, the Company issued a total of 452,900 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 90,580 shares for their first quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000 per director paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the January 2011 issuance.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(r)
On March 9, 2011, the Company issued 2,000,000 shares of common stock to the Company’s Chief Financial Officer per grant that was approved by the Company’s Board of directors on January 21, 2011.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $270,000 of stock-based compensation in connection with this issuance.

(s)
On March 21, 2011, the Company issued 2,000,000 shares of common stock to the Company’s Chief Executive Officer per grant that was approved by the Company’s Board of directors on January 21, 2011.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $270,000 of stock-based compensation in connection with this issuance.

(t)
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

(u)
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

(v)
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

(w)
On April 28, 2011, the Company issued a total of 558,035 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 111,607 shares for their second quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000 per director, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the April 2011 issuance.

(x)
On July 11, 2011, the Company issued a total of 946,970 shares of common stock to its five directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 189,394 shares for their third quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000 per director, paid in shares of common stock. The Company incurred stock-based compensation of $62,500 in connection with the July 2011 issuance.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(y)
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

(z)
On October 10, 2011, the Company issued a total of 367,647 shares of common stock to its three directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 122,549 shares for their third quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000 per director, paid in shares of common stock. The Company incurred stock-based compensation of $37,500 in connection with the October 2011 issuance.

(aa)
On November 1, 2011, the Company granted 500,000 warrants to the Company’s Chief Operating Officer to purchase common stock at a price of $0.08 per share.  The award was approved by the Board of Directors on October 31, 2011.  The warrants have a life of 3 years and were fully vested on the date of the grant.  The Company recorded a charge of approximately $26,500 for the fair value of the grant.

(bb)
On November 28, 2011, the Company granted 2,000,000 warrants to the Company’s Chief Financial Officer to purchase common stock at a price of $0.07 per share.  The award was approved by the Board of Directors on November 28, 2011.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The Company recorded a charge of approximately $128,300 for the fair value of the grant.

NOTE 15 - INCOME TAXES

As of December 31, 2011 and 2010, the Company had approximately $28.1 million and $25.8 million, respectively, of federal net operating loss carry forwards available to offset future taxable income. These net operating losses which, if not utilized, begin expiring between the years 2012 through 2031.  In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry over may be subject to an annual limitation in the event of a change of control.  The Company performed a preliminary evaluation as to whether a change of control, as defined under the regulations has taken place, and concluded that no change of control has occurred to date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 - “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates the length of carryback and carryforward periods, and expectations of future profits, etc. The Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2011 and December 31, 2010.  For the year ended December 31, 2011 and 2010 the change in deferred tax asset valuation allowance was $630,000 and $1.1 million, respectively.

As of December 31, 2011 and 2010 the deferred tax asset consisted of the following:

	2011	2010
Deferred Tax Asset
Net operating loss carryovers	$11,174,000	$11,900,000
Accrued compensation	83,000	--
Deferred rent	13,000	--
Total deferred tax asset	11,270,000	11,900,000
Valuation allowance	(11,270,000)	(11,900,000)
Deferred tax asset, net of valuation allowance	--	--

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

No interest or penalties were recorded during the years ended December 31, 2011 and December 31, 2010 respectively. As of December 31, 2011 and December 31, 2010 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in U.S. Federal and various state jurisdictions and are subject to audit by tax authorities beginning with the year ended December 31, 2008. The Company is subject to certain state and local taxes based on capital.  The state and local taxes based on capital were immaterial for each of the years ended December 31, 2011 and 2010.

The income tax provision (benefit) consists of the following:

	December 31,
	2011	2010
Federal
Current	--	--
Deferred	(539,500)	(900,000)
State and local
Current
Deferred	(90,500)	(200,000)
Change in valuation allowance	(630,000)	1,100,000
Income tax provision (benefit)	--	--

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the year ended December 31, 2011 and 2010 is as follows:

	2011	2010
U.S. Federal statutory rate	(34.0)%	(34.0)%
State tax benefit, net of federal tax	(5.7)	(6.0)
Non-deductible Stock based compensation	13.6	5.4
Change in fair value of derivative liability	(3.9)	15.9
Other permanent differences	2.6	2.7
True up of net operating loss	45.7%	--
Change in valuation allowance	(18.3)%	16.0
Income tax provision (Benefit)	0.0%	0.0%

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

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2011 and through April 10, 2012, the Company issued three convertible notes for gross proceeds of $226,000.  The Company issued each lender a convertible promissory note bearing interest rates ranging from 6% to 8% per annum with maturity dates ranging from October 23, 2012 through December 27, 2012. The loans and accrued interest are to be paid on the maturity dates.  Each loan is evidenced by the promissory note the Company issued to the lender which contains conversion clauses that allow the lenders the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. Each of the three notes contains variable conversion prices ranging from 58%-65% multiplied by the market price (representing discounts rates of 35%-42%).

Subsequent to the year ended December 31, 2011 and through April 10, 2012, the Company issued a total of 2,763,285 shares of common stock upon receiving the requests from multiple lenders to convert a total of $100,000 loan principal and accrued interest into the Company’s common stock.

Subsequent to the year ended December 31, 2011 and through April 10, 2012, the Company issued a total of 186,538 shares of common stock to two vendors for services performed.  The Company recorded a total of $9,500 of stock-based compensation in connection with the issuance.

On January 13, 2012, the Company received gross proceeds of $30,000 from an investor through the exercising of 500,000 warrants to purchase 500,000 shares of common stock.  The exercise price was $0.06.

On January 23, 2012, the Company issued 1,000,000 shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial Officer. Accordingly, the Company recorded $65,000 of stock-based compensation in connection with each issuance.

On January 24, 2012, the Company issued an aggregate 300,000 shares of common stock to multiple employees and consultants  The shares were fully vested on the date of the grant and accordingly, the Company recorded a total of $19,500 of stock-based compensation in connection with this issuance.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2011.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company,
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and

●
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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2011:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

		Principal Positions and	Director
Name	Age	Offices with our Company	Since
Leslie J. Kessler	64	Chief Executive Officer and Chairman	2007
Terry R. Lazar	68	Chief Financial Officer and Director	2007
Gerard Stoehr	58	Chief Operating Officer	2011
Malcolm Hoenlein	68	Director	2008
John R. Gibb	55	Director	2011
Dr. Stephen E. Flynn	52	Director	2011

John R. Gibb and Dr. Stephen E. Flynn were elected to our Board of Directors on December 6, 2011, to fill the vacancies in the Board resulting from the resignations, on September 2, 2011, of Paul Goldenberg and Jack T. Tomarchio.

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

John R. Gibb was elected to our Board of Directors on December 6, 2011.  Mr. Gibb retired from New York State service in April 2011 after a 30 year career in emergency management and homeland security. He was serving as the first Acting Commissioner of the NYS Division of Homeland Security and Emergency Services following its creation in July 2010. Prior to leading the new Division he had served as Director of the New York State Emergency Management Office (SEMO) beginning in December 2005. Mr. Gibb, who previously served at SEMO from 1987 through 2001, also headed the State Weapons of Mass Destruction Task Force from 2001 until 2005. He was State Coordinating Officer for eleven federally declared disasters and has extensive experience in emergency response, local emergency preparedness, emergency planning, radiological emergency preparedness and emergency worker training. He has served as the State Coordinating Officer for eleven federally declared major disasters in New York State,  coordinated the efforts of State agencies to assist local governments and managed the delivery of State and federal disaster assistance to thousands of New Yorkers. Mr. Gibb also has local emergency management experience having previously served as Deputy Director of Emergency Services for Washington County, New York. Mr. Gibb also has had numerous operational assignments in response to disasters and emergencies including serving as the Deputy State Coordinating Officer for the World Trade Center response, where he coordinated State operations in New York City following the terrorist attacks on September 11, 2001. Mr. Gibb received a B.A. degree in Geography from the State University of New York at Albany in 1978.

Dr. Stephen R. Flynn was elected to our Board of Directors on December 6, 2011.  Dr. Flynn, from 2002 to the present, has been the principal for Stephen E. Flynn Associates LLC, where he provides independent advisory services on improving enterprise resiliency and critical infrastructure protection, and transportation and maritime security. He also has served as Senior Security Advisor for Dowley Security Systems. In January 2010, Dr. Stephen Flynn became the sixth President of the Center for National Policy, founded in 1981. He has focused the work of the Center on informing and advancing societal and infrastructure resilience and led the effort to organize the Washington DC Summit to mark the Tenth Anniversary of the 9/11 Attacks. Prior to being selected to lead the Center, he spent a decade as a senior fellow for National Security Studies at the Council on Foreign Relations.

Dr. Flynn is the author of the critically acclaimed The Edge of Disaster: Rebuilding a Resilient Nation (Random House, 2007). and the national bestseller. America the Vulnerable (HarperCollins 2004). He is a Senior Research Fellow at the Wharton School's Risk Management and Decision Processes Center at the University of Pennsylvania. Since 9/11 he has provided testimony on twenty-six occasions on Capitol Hill. Dr. Flynn is one of the world's leading experts on maritime and transportation security issues. Prior to September 11, 2001, he served as an expert advisor to U.S. Commission on National Security (Hart-Rudman Commission), and following the 9/11 attacks he was the principal advisor to the bipartisan Congressional Pool Security Caucus. and advised the Bush Administration on maritime and homeland security issues. He currently serves as a member of the bipartisan National Security Preparedness Group. co-chaired by former 9/11 commissioners, Governor Tom Kean and Congressman Lee Hamilton.

He is a frequent media commentator and has appeared on Meet the Press, 60 Minutes. The News Hour with Jim Lehrer. The Today Show. the Charlie Rose Show, CNN and on National Public Radio. Five of his articles have been published in the journal Foreign Affairs. Excerpts of his books have been featured in Time, as the cover story for U.S. News & World Report, and as the subject of two CNN documentaries.

A 1982 graduate of the U.S. Coast Guard Academy, Dr. Flynn served in the Coast Guard on active duty for 20 years, including two tours as commanding officer at sea, received several professional awards including the Legion of Merit. and retired at the rank of Commander. As a Coast Guard officer, he served in the White House Military Office during the George H.W. Bush administration and as a director for Global Issues on the National Security Council staff during the Clinton administration.

Dr. Flynn received the M.A.L.D. and Ph.D. degrees in International Politics from the Fletcher School of Law and Diplomacy, Tufts University, in 1990 and 1991. He was a Consulting Professor at the Center of International Security and Cooperation at Stanford University from 2006-2010. He was a Guest Scholar in the Foreign Policy Studies Program at the Brookings Institution from 1991-92, and in 1993-94 he was an Annenberg Scholar-in-Residence at the University of Pennsylvania. In 2009, he received an honorary doctorate of laws from Monmouth University,

We believe that Malcolm Hoenlein, John Gibb and Dr. Stephen Flynn each would meet the requirements to be considered an independent director under the rules of The Nasdaq Stock Market.  We further believe that Terry Lazar would meet the requirements to be considered an audit committee financial expert under the rules of the Securities and Exchange Commission, although he would not meet the requirements to be considered an independent director under the rules of The Nasdaq Stock Market.

Section 16(a) Compliance by Officers and Directors
Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended December 31, 2011, with the following exceptions:.

On January 25, 2011, Gerard Stoehr filed a late Form 3 with respect to his appointment on January 1, 2011 as Chief Operating Officer, which Form 3 was required to be filed by January 11, 2011.

Terry R. Lazar, our Chief Financial Officer, reported various transactions in convertible notes and warrants of the Company in the period February 27 to March 28, 2011 on a Form 4 filed March 31, 2011.

On January 26, 2012, John Gibb and Dr. Stephen Flynn, directors of the Company, filed a late Form 3’s with respect to their election as a directors on December 6, 2011.

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

Committees

Compensation committee:

Our Board of Directors has not established standing audit committee, or a committee performing similar functions, to assist it in the discharge of the board’s duties.

Our Board of Directors has not established a nominating committee, nor did it adopt a nominating committee charter.  Our Board believes that its size negates the need for establishing a separate nominating committee.  However, all of our Board’s nominees for election as directors of our company are approved by our directors, if any, who meet the definition of independent under the rules of The Nasdaq Stock Market.  Our independent directors will consider recommendations for election as directors submitted by our stockholders.  These recommendations will be discussed at board meetings and appropriate candidates will be invited

ITEM 11.       EXECUTIVE COMPENSATION.

General

The following table sets forth, with respect to our fiscal years ended December 31 2011, 2010 and 2009, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2011 and certain other executive officers, including our Chief Financial Officer and former Chief Operating Officer.

SUMMARY COMPENSATION TABLE

	Fiscal Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Leslie J. Kessler, Chief	2011	180,000	339,000	--	--	519,000
Executive Officer (1)	2010	$180,000	$233,997	$69,600	$20,000	$503,597
	2009	108,000	132,000	198,100	0	438,100

Terry R. Lazar, Chief Financial	2011	140,400	339,000	--	--	479,400
Officer (2)	2010	140,400	169,600	64,397	20,000	394,397
	2009	60,000	132,000	84,900		276,900

Gerard Stoehr, Chief Operating	2011	139,615	--	26,500	--	166,115
Officer (3)	2010

Henry R. Hidell, III	2011	--	--	--	--	--
Chief Operating Officer (3)	2010		25,000			25,000

Shaul Kochan, Vice President	2011	--	--	--		--
of International Markets (4)	2010	91,666	25,500	69,600		186,766

(1)
Ms. Kessler was appointed our President in January 2007 and Chief Executive Officer in February 2007.  From May 2006 to January 2007, she was an outside consultant to our company.  The amounts reflected in the table constitute the total compensation earned by Ms. Kessler during the subject fiscal years, whether or not actually paid to her.  Ms. Kessler elected to defer $97,500 from her 2011 salary.  In 2011, Ms. Kessler was awarded 3,000,000 shares of our common stock.  We recorded $339,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

(2)
Mr. Lazar was appointed Chief Financial Officer and a director of our company in September 2007. The amounts reflected in the table constitute the total compensation earned by Mr. Lazar during the subject fiscal years, whether or not actually paid to him.  Mr. Lazar elected to defer $76,050 from his 2011 salary.  Mr. Lazar was awarded 3,000,000 shares of our common stock.  We recorded $339,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In addition, Mr. Lazar was also awarded warrants to purchase 2 million shares of our common stock at exercise price of $0.07 per share.  We recorded $128,300 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

(3)
Mr. Hidell was appointed Chief Operating Officer and a director of our company in March 2010 until his resignation in November 2010.  His regular compensation in 2010 was included in the consulting fees incurred by Hidell-Eyster Technical Service Inc. and cannot be segregated for his service. Mr. Hidell was awarded 202,922 shares of our common stock as director fees for third and fourth quarter of 2010.  We recorded $25,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

(4)
Mr. Kochan joined the Company as a consultant in 2007 and was appointed as Vice President of International Markets on March 26, 2010 after his consulting agreement has expired in December 2009.  The amounts reflected in the table constitute the total compensation earned by Mr. Kochan during the subject fiscal years, whether or not actually paid to him. In 2010, Mr. Kochan was awarded 500,000 shares of our common stock.  We recorded $25,500 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.   In addition, Mr. Kochan was also awarded warrants to purchase 2 million shares of our common stock at exercise price of $0.052 per share.  We recorded $69,600 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

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

In April, 2008, we entered into an employment agreement with Leslie J. Kessler, our President and Chief Executive Officer, pursuant to which she is to receive a base salary of $108,000 per year.  Under Ms. Kessler’s 2008 employment agreement, we are obligated to provide her with fully paid accident and health insurance for her and her family and pay her an automobile allowance of up to $1,000 per month, plus reimburse her for the expense of insurance, fuel and maintenance of the automobile.   Ms. Kessler’s employment agreement provides that, if there is a “change in control,” of our company (as defined in the agreement) and she is terminated within one year following such change in control, we are obligated to pay her an amount equal to $9,000 multiplied by the greater of (a) twelve or (b) the number of months remaining under the agreement.  In addition, upon a change in control, all of her then outstanding options and warrants will become fully vested and any restriction on any common stock previously awarded to her will lapse.  Ms. Kessler’s employment agreement also provides for payments to her in the event of her termination other than for cause, on account of her death or on account of her disability.  Ms. Kessler’s employment agreement contains confidentiality, non-competition, non-solicitation and work product provisions.  Ms. Kessler’s employment agreement has a stated term of five years with provisions for automatic one-year-extensions if neither party elects to terminate the agreement at least 90 days prior to the renewal date.

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

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of December 31, 2011:
●	with respect to each option award -
●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;
●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
●	the exercise price of such option; and
●	the expiration date of such option; and

●	with respect to each stock award -
●	the number of shares of our common stock that have been earned but have not vested;
●	the market value of the shares of our common stock that have been earned but have not vested;
●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards –

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Leslie J. Kessler (1)	7,000,000			$0.041	04/17/14
	2,000,000			0.052	03/07/15

Terry R. Lazar (2)	2,000,000			$0.07	11/28/16
	3,000,000			0.041	04/17/14

Shaul Kochan	2,000,000			$0.052	03/17/15

___________
(1)
Does not include (a) 1,910,742 shares of our common stock issuable upon conversion of notes payable issued in connection with loans  Ms. Kessler made to the Company between April 2010 and Feb 2011and (b) 520, 962 shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler in connection with loans she made to the Company between April 2010 and February 2011.

(2)
Does not include (a)  2,961,742 shares of our common stock issuable upon conversion of notes payable issued in connection with loans Mr. Lazar made to the Company between April 2010 and February 2011 and (b) 978,475 shares of our common stock issuable upon exercise of warrants granted to Mr. Lazar in connection with loans he made to the Company between April 2010 and March 2011.

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

Director Compensation

We have set forth below compensation earned by any person serving as a non-executive director of our company during our fiscal year ended December 31, 2011, unless such person is also listed in the Summary Compensation Table set forth in the “Executive Compensation” subsection above. On May 26, 2010, the Board of Directors approved annual board compensation, effective July 1, 2010, to be $50,000 to be paid in shares quarterly and the number of shares would be valued at the beginning of each quarter.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Malcolm Hoenlein (1)	$4,000	$25,000	$	$	$33,000
Paul Goldenberg		25,000			25,000
Jack T. Tomarchio		25,000			25,000

_________
(1)
We  agreed to compensate Malcolm Hoenlein $8,000 per year for his services as a director of our company until July 1, 2010 when the new director fees became effective.  In addition, in connection with his initial election to our board of directors in March 2008, we issued 250,000 shares of our common stock to Mr. Hoenlein on May 6, 2009, the first anniversary of his appointment to our Board of Directors and granted him an option to purchase an additional 500,000 shares or our common stock, exercisable for a three-year period at $0.0667 per share commencing on such one-year anniversary date.

We also reimburse our directors for reasonable expenses that they may incur for our benefit.

We also have paid certain of our prior director’s success fees for their assistance in connection with various transactions in prior years.  No such fees were paid in 2011.

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

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of March 1, 2012, by:

●	each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,
●	each of our current “named executive officers” and directors, and
●	all of our current executive officers and directors as a group.

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

Except as otherwise indicated in the notes to the following table,

●	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and
●	the address for each beneficial owner listed in the table is c/o Puresafe Water Systems, Inc., 160 Dupont Street, Plainview, New York 11803.

Series A Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Jerome and Anne Asher JTWROS (1)	5,000	9.5%
Robert D. Asher (2)	5,000	9.5
All executive officers and directors as a group (three persons)	0	0.0%
__________
(1)	The address for Mr. J. and Ms. Asher is 2701 N. Ocean Boulevard, Apartment E-202, Boca Raton, Florida 33431.
(2)	The address for Mr. R. Asher is 72 Old Farm Road, Concord, Massachusetts 01742.

Series D Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
John A. Borger (1)	10,000	10.8%
Shirley M. Wan (2)	6,000	6.5
All executive officers and directors as a group (three persons)	0	0.0%
__________
(1)	The address for Mr. Borger is 806 E. Avenida Pico, Suite 1, PMB #262, San Clemente, California 92673.
(2)	The address for Ms. Wan is 5455 Chelsen Wood Drive, Duluth, Georgia 30155.

Series F Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Robert Kaszovitz (1)	10,000	25.2%
C Trade Inc. (2)	9,375	10.4
Olsham Grundman Frome Rosenzweig & Wolosky (3)	5,000	5.6
Peter Hoffman (4)	3,126	7.9
All executive officers and directors as a group (three persons)	0	0.0
__________
(1)	The address for Mr. Kaszovitz is 1621 51st Street, Brooklyn, New York, 11204.
(2)	The address for C Trade Inc. is 25-40 Shore Boulevard, Suite 9L, Astoria, New York 11102.
(3)	The address for Olsham Grundman Frome Rosenzweig & Wolosky is 65 East 55th Street, New York, New York 10022.
(4)	The address for Mr. Hoffman is 70-35 Vleigh Place, Flushing, New York 11367.

Common Stock:

Name and Address of Stockholder (5)	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Leslie Kessler	30,500,996	(2)	8.51%
Terry Lazar	26,890,622	(3)	7.55%
Malcolm Hoenlein	1,467,052	(4)	0.42%

All executive officers and directors as a group	58,858,670		15.95%

(1)	Based on 346,138,827 shares of common stock outstanding as of April 10, 2012.
(2)
Ms. Kessler is our Chief Executive Officer and a member of our board of directors.  Ms. Kessler owns 18,133,003 shares of common stock directly, and additionally owns beneficially (a) 10,445,175 shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler or issued to Ms. Kessler in connection with loans made to or investments made in the Company by Ms. Kessler; and (b) 1,922,818 shares of our common stock issuable upon conversion of outstanding loans to the Company made by Ms. Kessler to the Company in 2010 and 2011.

(3)
Mr. Lazar is our Chief Financial Officer and a member of our board of directors.  Mr. Lazar owns 16,759,907 shares of common stock directly, and additionally owns beneficially (a) 140,000 shares held in an IRA account of Mr. Lazar’s spouse; (b) 2,961,742 shares of common stock issuable upon conversion of outstanding loans to the Company made by Mr. Lazar in 2010 and 2011; and (c) 7,028,973 shares of common stock issuable upon the exercise of warrants granted to Mr. Lazar or issued to Mr. Lazar in connection with loans made to or investments made in the Company by Mr. Lazar.

(4)	Mr. Hoenlein is a member of our board of directors. Mr. Hoenlein owns directly 967,052 shares of common stock directly and holds a warrant to purchase 500,000 shares of our common stock.
(5)	The addresses of our executive officers and directors listed in the above table are c/o the Company, 160 Dupont Street, Plainview, NY 11803.

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

(d)
In April 2009, the Company granted the Company’s Chief Financial Officer the right to receive a total of 4,000,000 shares of common stock, 2,000,000 of which were issued in April 2009 and the remaining 2,000,000 shares were issued in February 2010.  In addition to such stock grants, the officer was granted a five-year option to purchase an additional 3,000,000 shares of common stock.  The option was made fully vested as of its grant date and has an exercise price of $0.041 per share.  Such stock and option are being issued and were granted under the Company’s 2008 Equity Incentive Plan

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

(i)
In February 2010, the Company issued 600,000 shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial Officer per grant that was approved by the Company’s Board of Directors on February 1, 2010.  The shares were fully vested on the date of the grant.

(j)
In February 2010, the Company issued 500,000 shares of common stock to each of the Company’s Vice President of International Markets and Director of Research and Development per grant that was approved by the Company’s Board of Directors on February 1, 2010.  The shares were fully vested on the date of the grant.

(k)
On March 8, 2010, the Company granted 2,000,000 warrants to the Company’s Chief Executive Officer to purchase common stock at a price of $0.052 per share.  The award was approved by the Board of Directors on March 8, 2010.  The warrants have a life of 5 years and were fully vested on the date of the grant.

(l)
On March 8, 2010, the Company granted 2,000,000 warrants to the Company’s Vice President of International Markets to purchase common stock at a price of $0.052 per share to a consultant for services provided. The award was approved by the Board of Directors on March 8, 2010.  The warrants have a life of 5 years and were fully vested on the date of the grant.

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

(v)
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

(w)
On March 9, 2011, the Company issued 2,000,000 shares of common stock to the Company’s Chief Financial Officer per grant that was approved by the Company’s Board of directors on January 21, 2011.  The shares were fully vested on the date of the grant.

(x)
On March 21, 2011, the Company issued 2,000,000 shares of common stock to the Company’s Chief Executive Officer per grant that was approved by the Company’s Board of directors on January 21, 2011.  The shares were fully vested on the date of the grant.

(y)
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

(z)
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

(aa)
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

(bb)
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

(cc)
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

(dd)
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

(ee)
On October 10, 2011, the Company issued a total of 367,647 shares of common stock to its three directors, including shares issued to the Chief Executive Officer and Chief Financial Officer, each of which received 122,549 shares for their third quarter of 2011 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on May 26, 2010, when the Board approved the annual director fees to be $50,000, paid in shares of common stock.

(ff)
On November 1, 2011, the Company granted 500,000 warrants to the Company’s Chief Operating Officer to purchase common stock at a price of $0.08 per share.  The award was approved by the Board of Directors on October 31, 2011.  The warrants have a life of 3 years and were fully vested on the date of the grant.

(gg)
On November 28, 2011, the Company granted 2,000,000 warrants to the Company’s Chief Operating Financial to purchase common stock at a price of $0.07 per share.  The award was approved by the Board of Directors on November 28, 2011.  The warrants have a life of 5 years and were fully vested on the date of the grant.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP (“Marcum”) has served as our independent registered public accountants for our past two fiscal years.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2011 and 2010 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2010	2011
Audit fees (1)	$93,500	$80,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	0	0
__________
(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.
(4)	Marcum provided the following other services during the year ended December 31, 2010 and 2011: none.

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

10.43
Secured Convertible Promissory Note, dated August 3, 2011, issued by the Company to Southridge Partners II, LP. [Incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q, filed with the SEC on August 22, 2011.]

10.44
Securities Purchase Agreement, dated August 3, 2011, between the Company and Southridge Partners II, LP. [Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q, filed with the SEC on August 22, 2011.]

10.45
Common Stock Purchase Warrant issued August 3, 2011 by the Company to Southridge Partners II, LP. [Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q, filed with the SEC on August 22, 2011.]

14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.1 to our Quarterly Report on Form 10-QSB, filed with the SEC on August 15, 2005.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Leslie J. Kessler.*.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry R. Lazar*.

32.1	Section 1350 Certification of Leslie J. Kessler.**

32.2	Section 1350 Certification of Terry R. Lazar.**

* Filed herewith
** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012	PURESAFE WATER SYSTEMS, INC.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler, President

	By:	/s/ Terry R. Lazar
Terry R. Lazar, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Leslie J. Kessler	Chief Executive Officer and Director	April 16, 2012
Leslie J. Kessler
(Principal Executive Officer)

/s/ Terry R. Lazar	Chief Financial Officer and Director	April 16, 2012
Terry R. Lazar	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Malcolm Hoenlein	Director	April 16, 2012
Malcolm Hoenlein

/s/ John R. Gibb	Director	April 16, 2012
John R. Gibb

/s/ Stephen E. Flynn	Director	April 16, 2012
Stephen E. Flynn