Form 10-Q
period 2012-03-31
PureSafe Water Systems, Inc.
filed 2012-05-21
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2012, 347,769,739 shares of the common stock of the registrant were issued and 347,765,339 were outstanding.

PURESAFE WATER SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$46,411	$118,228
Inventories	338,440	468,093
Prepaid expenses and other current assets	62,943	56,674
Total Current Assets	447,794	642,995

Property and equipment, net of accumulated depreciation of $118,878 and $151,710, respectively	94,846	136,718
Patents and trademarks, net of accumulated amortization of $37,238 and $29,608, respectively	62,646	64,172
Other assets	26,185	58,560
TOTAL ASSETS	$631,471	$902,445

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$633,089	$582,446
Accrued compensation	471,976	402,249
Deferred rent payable	7,050	32,800
Accrued consulting and director fees	144,000	144,000
Customer deposits	130,000	130,000
Convertible notes payable to officer and director (including accrued interest of $93,212 and $83,932 and net of debt discount of $0 and $12,623 respectively)	765,212	743,309
Convertible promissory note (including accrued interest of $102,698 and $83,929 and net of debt discount of $95,188 and $39,923, respectively)	978,510	989,006
Promissory notes payable (including accrued interest of $201,415 and $190,521, respectively)	709,913	838,265
Fair value of detachable warrants and conversion option	389,900	515,200
Accrued dividends payable	190,328	190,328
Total Current Liabilities	4,419,978	4,567,603

Long Term Liabilities:
Promissory notes payable, net of current portion	13,123	15,200
Total Long Term Liabilities	13,123	15,200
TOTAL LIABILITIES	$4,433,101	$4,582,803

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,835,925 and $2,808,850, as of March 31, 2012 and December 31, 2011, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 346,138,827 shares issued and 346,134,427 shares outstanding at March 31, 2012; 340,389,004 shares issued and 340,384,604 outstanding at December 31, 2011	346,138	340,388
Additional paid-in capital	38,995,035	38,667,448
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - related party (including accrued interest of $78,581 and $73,538, respectively)	(415,781)	(410,738)
Accumulated deficit	(42,721,438)	(42,271,872)
Total Stockholders’ Deficiency	(3,801,630)	(3,680,358)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$631,471	$902,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Sales	$265,000	$--

Cost of Sales	197,059	--

Gross Profit (Loss)	67,941	--

Operating Expenses:

Compensation and related benefits, including stock-based compensation of $202,400 and $651,075 for the three months ended March 31, 2012 and 201, respectively	372,560	787,860

Insurance and medical benefits	23,658	--

Research and development	35,514	46,679

Professional, legal and consulting fees, including stock-based compensation of $4,500 and $0 for the three months ended March 31, 2012 and 2011, respectively	51,086	94,978

Marketing, including stock-based compensation of $6,400 and $0 for the three months ended March 31, 2012 and 2011, respectively	7,480	92,987

Occupancy	69,422	43,568

Loss on abandonment of property	34,708	--

Other administrative and general	36,401	152,433

Total Operating Expenses	630,829	1,218,505

Loss from Operations	(562,888)	(1,218,505)

Other Income (Expense):

Interest expense, including interest to related parties of $17,496 and $14,845 for the three months ended March 31, 2012 and 2011, respectively	(131,178)	(112,836)

Change in fair value of derivative liability	244,500	--

Total Other Income (Expense)	113,322	(112,836)

Net Loss	(449,566)	(1,331,341)

Dividend on preferred stock	(27,075)	(27,075)

Net Loss Attributable to Common Stockholders’	$(476,641)	$(1,358,416)

Net Loss Attributable to Common Stockholders Per Share basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	343,640,760	323,478,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficiency
For the three months ended March 31, 2012
(Unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	At Cost	Receivable	Deficit	Deficiency

BALANCE – January 1, 2012	184,144	$184	340,389,004	$340,388	$38,667,448	$(5,768)	$(410,738)	$(42,271,872)	$(3,680,358)

Proceeds from sale of common stock:	--	--	500,000	500	29,500	--	--	--	30,000

Common stock issued in repayment of debt	--	--	2,763,285	2,763	103,374	--	--	--	106,137

Common stock issued for services	--	--	2,486,538	2,487	157,913	--	--	--	160,400

Reclassification of derivative liability	--	--	--	--	(5,200)	--	--	--	(5,200)

Amortization of warrants and option over the vesting period for employees and non-employees	--	--	--	--	42,000	--	--	--	42,000

Accrued interest	--	--	--	--	--	--	(5,043)	--	(5,043)

Net loss								(449,566)	(449,566)

BALANCE- March. 31, 2012	184,144	184	346,138,827	346,138	38,995,035	(5,768)	(415,781)	(42,721,438)	(3,801,630)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2012	2011
Net loss	$(449,566)	$(1,331,341)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on abandonment of property	34,707	--
Depreciation and amortization	7,165	21,231
Amortization of patents and trademarks	1,526	1,526
Stock based compensation	202,400	651,075
Interest receivable	(5,043)	(4,988)
Deferred rent	(25,750)	--
Accretion of debt discount	71,358	75,515
Change in fair value of warrants and embedded conversion option	(244,500)	--
Change in assets and liabilities -
Prepaid expenses and other current assets	(6,269)	(18,204)
Inventories	129,653	(64,309)
Other assets	32,375	--
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	165,450	93,570
Net Cash Used in Operating Activities	(86,494)	(575,925)

Cash Flows from Investing Activities:
Patent costs	--	(7,400)
Net Cash Used in Investing Activities	--	(7,400)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	30,000	100,000
Proceeds from exercise of warrants	--	42,922
Proceeds from convertible promissory note	126,000	100,000
Proceeds from officers and directors convertible loans	--	225,000
Repayment of notes payable	(141,323)	(1,497)
Net Cash Provided by Financing Activities	14,677	466,425

Net decrease in cash	(71,817)	(116,900)

Cash at beginning of period	118,228	166,758

Cash at end of period	$46,411	$49,858

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	8,500	4,555

Non-Cash Investing and Financing Activities:

Common stock issued in satisfaction for the settlement of liabilities convertible debt	106,137	121,842
Reclassification of equity instrument to derivative liabilities	5,200	--
Debt discount for beneficial conversion feature and warrants	--	103,132

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

The operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012.

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

Derivative Liabilities

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for the settlement of certain convertible promissory notes into shares of common stock at a rate which was determined to be variable.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date.  As a result of entering into the convertible promissory notes, the Company is required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.
The fair value of conversion options at a fixed number of shares are recorded using the intrinsic value method and conversion options at variable rates are deemed to be a “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815.  Since, “down-round protection” is not an input into the calculation of the fair value of the conversion option and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The Company determined the fair value of the Binomial Lattice Model and the Intrinsic Value Method to be materially the same. Warrants that have been reclassed to derivative liability that did not contain “down-round protection” were valued using the  black-scholes model. The Company’s outstanding warrants did not contain any down round protection.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options or warrants.  The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted
The principal assumptions used in applying the Black-Scholes model were as follows:

For the 3 months ended March 31, 2012
Assumptions:
Risk-free interest rate	1.6% to 0.5%
Expected life	6.35 to 0.04 years
Expected volatility	111%
Dividends	0.0%

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

The principal assumptions used in applying the Black-Scholes model were as follows:

For the 3 months ended March 31, 2012
Assumptions:
Risk-free interest rate	0.36%
Expected life	3
Expected volatility	112%
Dividends	0.0%

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $450,000 and $1,300,000 for the three months ended March 31, 2012 and 2011, respectively.  The Company has a working capital deficit of approximately $4 million and 3.9 million as of March 31, 2012 and December 31, 2011, respectively. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $43 million.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $5 million in the next twelve months to fund the following activities: to manufacture 27 commercial PureSafe FRWS units within the next twelve months; to expand production capability to meet the expected demand for the FRWS domestically by a combination of expanding the current production facility at 160 Dupont Street, re-engineering and value engineering the FRWS to outsource assembly where appropriate; continue to implement our established marketing program, to establish a sales and marketing network which includes hiring a Vice President of Marketing and Sales Directors to achieve additional sales by the third quarter of 2012.

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

NOTE 5 – INVENTORIES

Inventories consist of the following at March 31, 2012,

Raw materials	$103,161
Finished Goods	235,279
Total	$338,440

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the three months ended March 31, 2012 and 2011 were as follows:

	March 31,
	2012	2011
Warrants	27,612,087	27,705,817
Convertible promissory notes	22,204,371	11,702,778
Convertible preferred stock	1,545,760	1,545,760
Total	51,362,218	40,954,355

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

Liabilities measured at fair value on a recurring basis at March 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Embedded conversion feature	$--	$--	$63,400	$63,400
Warrant liability	--	--	326,500	326,500
Balance at March 31, 2012	$--	$--	$389,900	$389,900

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consist of derivative liabilities associated with convertible debt that contains an indeterminable conversion share price and the tainted warrants as the Company cannot determine if it will have sufficient authorized common stock to settle such arrangements.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended March 31, 2012.

		Conversion
	Warrants	Feature	Total
Balance at - January 1, 2012	$446,400	$68,800	$515,200

Included in other income expense	(125,100)	(119,400)	(244,500)
Included in liabilities (debt discount)	--	114,000	114,000
Included in stockholder's equity	5,200	--	5,200
Transfers in and /or out of Level 3	--	--	--
Balance at March 31, 2012	$326,500	$63,400	$389,900

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

During the three months ended March 31, 2012, the Company issued total 2,763,285 shares of common stock upon the requests from a note holder to convert partial principal plus accrued interest totaling $106,137 into the company’s common stock based on the term set forth in the loan.  The conversion rates were from $0.036 to $0.044.

Cash

Through Equity Financing:

During the three months ended March 31, 2012, for gross proceeds of $30,000 the Company sold 500,000 shares of common stock and warrants to purchase additional 125,000 shares of common stock at exercise price of $0.072.  The warrants have a term of three years.

Services

On January 23, 2012, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer per grant that was approved by the Company’s Board of directors on January 11, 2012.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $65,000 of stock-based compensation in connection with this issuance.

On January 23, 2012, the Company issued 1,000,000 shares of common stock to the Company’s Chief Financial Officer per grant that was approved by the Company’s Board of directors on January 11, 2012.  The shares were fully vested on the date of the grant and accordingly, the Company recorded $65,000 of stock-based compensation in connection with this issuance.

On January 24, 2012, the Company issued an aggregate 300,000 shares of common stock to multiple employee and contractors per grant that was approved by the Company’s Board of directors on January 11, 2012.  The shares were fully vested on the date of the grant and accordingly, Company recorded $19,500 of stock-based compensation in connection with this issuance.

On February 7, 2012, the Company issued 86,538 shares of common stock as part of the retainer fee we paid to a consultant for their service rendered.  The Company recorded $4,500 consultant fee in connection with this issuance.

On March 2, 2012, the Company issued 100,000 shares of common stock as part of the consultant fee we paid to a consultant for service rendered.  The Company recorded $6,400 marketing fee in connection with this issuance.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)
During the three months ended March 31, 2012, the Company issued two convertible promissory notes for gross proceeds of $126,000.  The Company issued the lender for each loan, a convertible promissory note bearing interest rates of 8% per annum with maturity dates of October 23, 2012 and December 19, 2012. The loans and accrued interest are to be paid on the maturity dates.  Each loan is evidenced by the promissory note the Company issued to the lender which contains conversion clauses that allow the lenders the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. Each of the two notes contains variable conversion prices of 58% multiplied by the market price (representing discount rate of 42%).

The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of these note $126,000 are recorded net of a discount of $114,000.  The debt discount relates to the beneficial conversion feature embedded in the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note.

The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of these note $126,000 are recorded net of a discount of $114,000.  The debt discount relates to the beneficial conversion feature embedded in the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note.

NOTE 9: RELATED PARTY TRANSACTIONS.

(a)
On January 1, 2012, the Company issued a total of 1,077,585 warrants of common stock to its five directors, including warrants issued to the Chief Executive Officer and Chief Financial Officer, each of which received 215,517 warrants for their first quarter of 2012 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly.  The Company recorded $42,000 stock-based compensation in connection with this issuance.

(b)
As discussed in Note 7, on January 23, 2012, the Company issued 1,000,000 shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial Officer per grant that were approved by the Company’s Board of directors on January 11, 2012.  The shares were fully vested on the date of the grants and accordingly, the Company recorded $130,000 of stock-based compensation in connection with this issuance.

NOTE 10: COMMITMENTS AND CONTINGENCIES.

Litigation
The Company is, from time to time, subject to litigation incidental to the conduct of its ongoing business. The Company and its counsel believe that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

Operating Leases
In March 2012 management exercised a Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue. Accordingly the Company recorded a charge of $34,708 for the loss on abandonment of property.

NOTE 11: SUBSEQUENT EVENTS.

(a)
On April 5, 2012, for gross proceeds of $25,000 the Company sold 500,000 shares of common stock and warrants to purchase additional 100,000 shares of common stock at an exercise price of $0.06.  The warrants have a term of three years.

(b)
Subsequent to the quarter ended March 31, 2012 and through May 13, 2012, the Company issued multiple convertible notes for aggregate gross proceeds of $154,684 to multiple lenders.  The Company issued the lenders for each loan, a convertible promissory note bearing interest between 6% and 8% per annum with maturity dates ranging from October 23, 2012 through December 29, 2012. The loans and accrued interest are to be paid on the maturity dates.  Each loan is evidenced by the promissory note the Company issued to the lender which contains conversion clauses that allow the lenders the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. Each of the three notes contains variable conversion prices ranging from 65% to 80% multiplied by the market price (representing discounts rates of 20% to 35%).

(c)	On April 23, 2012, the Company received $100,000 as a deposit for a FRWS unit purchased by the Government of Mexico, to be used in the State of Veracruz.

(d)
Subsequent to the period ended March 31, 2012 and through May 15, 2012, the Company issued a total of 1,130,912 shares of common stock upon receiving the requests from multiple lenders to convert a total of $35,000 loan principal and accrued interest into the Company’s common stock.

(e)
On April 2, 2012, the Company issued a total of 1,302,085 warrants of common stock to its five directors, including warrants issued to the Chief Executive Officer and Chief Financial Officer, each of which received 260,417 warrants for their 2nd quarter of 2012 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly. The Company recorded $39,500 stock-based compensation in connection with this issuance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Comment

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes  contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

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

●	our ability to maintain and enter into relationships with suppliers, vendors and contractors of acceptable quality of goods and services on terms advantageous to us;
●	the volatility of our operating results and financial condition;
●	our ability to attract and retain qualified senior management personnel; and
●	the other risks and uncertainties detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission.

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

General

PureSafe Water Systems, Inc. (herein referred to as the “Company”, “Puresafe”, “we”, “us” or “our”) was incorporated in Delaware in 1987.   The manufacture and marketing of water coolers and filters constituted a substantial part of our business from 1993 until the fourth quarter of 2001, at which time such operations were sold and we began concentrating on the further development, manufacturing and marketing of a patented line of water purification systems.   Between January 2002 and November 2011, we have generated nominal revenues and was deemed for accounting purposes to be a development stage enterprise.

We have generated our first sale of the FRWS in December of 2011 followed by our second sale in the first quarter of 2012.  Accordingly, we are no longer deemed to be a development stage enterprise.  We are, however, an early stage commercial enterprise.  The accompanying unaudited consolidated financial statements have been prepared assuming our company will continue as a going concern.   The PureSafe FRWS is the product line by which we have generated our first significant sales since 2001.

Results of Operations

Revenues.  We recognized $265,000 revenues for the three month period ended March 31, 2012 as compared with $0 for the same period in 2011.

Cost of goods sold.  Cost of goods sold for the three month period ended March 31, 2012 was $197,059 as compared with $0 for the same period in 2011.

Selling, general and administrative.  Selling, general and administrative expenses for the three month period ended March 31, 2012 was $630,829 compared to $1,218,505 for the same period in 2011, a $587,676 or 48% decrease.

The followings is an analysis of some other categories that also have significant fluctuations between 2012 and 2011. Rent related expenses increased $25,854 or 59% from $43,568 in 2011 to $69,422 in 2012.  The 59% increase is primarily due to the rent increase and real estate taxes associated with our 160 Dupont Street facility.  Stock-based compensation decreased $448,675 from $651,075 in 2011 to $202,400 in 2012.  Total marketing expenses incurred in three month period ended March 31, 2012 were $7,480, compared to $92,987 in the same period of 2011, a $85,508 decrease.

Research and development.  Research and development expenses in 2012 were $35,514, compared to $46,679 in 2011, a decrease of $11,165 or 24%.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Loss on disposal of Leasehold Improvement.  We moved our headquarters to our 160 Dupont Street facility on March 16, 2012.  As a result, we wrote-off $34,708 of Leasehold Improvement from our books and recorded as loss on disposal of equipment.

Interest expense - non-debt discount related incurred in 2012 and 2011 was $59,820 and $37,321, respectively.  The $22,499 or 60% increase was primarily attributable to interest from the new loans that we obtained during the last 12 months.

Interest expense - debt discount related Debt discount related interest expense incurred in 2012 and 2011 was $71,358 and $75,515, respectively, a $4,157 or less than 6% decrease.

Change in fair value of warrants and embedded conversion options.  Changes in fair value of warrants and embedded conversion options for three month ended March 31, 2012 and 2011 were $(244,500) and $0, respectively.

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

The change in fair value of warrants and embedded conversion options for any period is always primarily the result of the following factors.  The first factor is the fair value we recorded as the result of new issuances of warrants and the embedded conversion value.   The second factor is the reduction of outstanding options or warrants at the end of each period due to warrant/options exercise or warrants/options expired during the same period.  The third factor is the fluctuation of the Company’s stock price.

Liquidity and Capital Resources

As of March 31, 2012, we maintained a cash balance of $46,411 as compared to $49,858 as of the same date in 2011.

Net cash used in the operating activities in the three months ended March 31, 2012 and 2011 was $86,494 and $575,925, respectively.

Net cash used in capital expenditures in 2012 and 2011 was $0 and $7,400.

In the three months ended March 31, 2012 and 2011, we raised $30,000 and $142,922 through sales of our common stock and warrant exercise, respectively.  Funds received in the first quarter of 2012 and 2011 from convertible promissory note and promissory note were $126,000 and $325,000, respectively.  Cash used to repay notes payable in the first quarter of 2012 and 2011 were $141,323 and $1,497, respectively.  From the above activities, net cash provided by financing activities in the three months ended March 31, 2012 and 2011 were $14,677 and $466,425, respectively.

From all the above activities, net cash used for first quarter of 2012 and 2011 was $71,817 and $116,900, respectively.

At March 31, 2012, we had a working capital deficit of approximately $4 million.  We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $43 million. These conditions raise substantial doubt about our ability to continue as a going concern.  Our plans with respect to these matters include restructuring existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $5 million in the next twelve months to fund the following activities: to manufacture 27 commercial PureSafe FRWS units; to expand production capability to meet the expected demand for the FRWS domestically by a combination of expanding the current production facility at 160 Dupont Street, re-engineering and value engineering the FRWS to outsource assembly where appropriate; continue to implement our established marketing program, to establish a sales and marketing network which includes hiring a Vice President of Marketing and Sales Directors to achieve additional sales by the third quarter of 2012.

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

Our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We file income tax returns in the United States (federal) and in various state and local jurisdictions. We are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2007.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of March 31, 2012.

Entity Level.  We recognize the need to provide leadership and guidance to our employees regarding the maintenance and preparation of financial statements.  There is a weakness due to the fact that there are not documented policies and procedures in place for certain procedures.  An audit committee has not been established.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our 2012 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable

ITEM 1A.  RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended March 31, 2012.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

January 1, 2012	Three-year Warrants to purchase 1,077,585 shares of common stock at an exercise price of $0.058 per share issued for compensation to directors of the Company	Board of directors	NA	$-0-/NA
January 13, 2012	500,000 shares of common stock and three year warrants to purchase 125,000 shares of common stock at exercise price $0.072 through 2011 Private Placement.	Private investor	NA	$0.06 per share/NA
January 23, 2012	1,000,000 shares of common stock issued as compensation.	Chief Financial Officer	NA	$0.065 per share/NA
January 23, 2012	1,000,000 shares of common stock issued as compensation.	Chief Financial Officer	NA	$0.065 per share/NA
January 23, 2012	300,000 shares of common stock issued as compensation.	Corporate employee	NA	$0.065 per share/NA
February 7, 2012	86,538 shares of common stock issued for service.	Consultant	NA	$0.052 per share/NA
February 27, 2012	1,245,020 shares of common stock issued through loan conversion.	Private investor	NA	$0.04428 per share/NA
March 2, 2012	100,000 shares of common stock issued for service.	Consultant	NA	$0.064 per share/NA
March 22, 2012	1,518,265 shares of common stock issued through loan conversion.	Private investor	NA	$0.0336 per share/NA

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On May 4, 2012, Malcolm Hoenlein resigned as a director of the Company for personal reasons.  In his resignation letter, Mr. Hoenlein offered to continue to serve as Chairman r of the Company’s Advisory Board  (in formation) and  indicated his intention to continue to work with the Company.

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PureSafe Water Systems, Inc.

Dated: May 21, 2012	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer