Form 10-Q
period 2012-06-30
PureSafe Water Systems, Inc.
filed 2012-08-20
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2012, 366,940,231 shares of the common stock of the registrant were issued and 366,935,831 were outstanding.

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

The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$88,007	$118,228
Inventories	347,062	468,093
Prepaid expenses and other current assets	52,936	56,674
Total Current Assets	488,005	642,995

Property and equipment, net of accumulated depreciation of $123,372 and $151,710, respectively	90,352	136,718
Patents and trademarks, net of accumulated amortization of $38,864 and $29,608, respectively	61,120	64,172
Other assets	134,107	58,560
TOTAL ASSETS	$773,584	$902,445

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$508,933	$582,446
Accrued compensation	525,245	402,249
Deferred rent payable	7,050	32,800
Accrued consulting and director fees	144,000	144,000
Customer deposits	401,768	130,000
Convertible notes payable to officer and director (including accrued interest of $105,435 and $83,932 and net of debt discount of $0 and $12,623 respectively)	771,435	743,309
Convertible promissory note (including accrued interest of $130,598 and $83,929 and net of debt discount of $221,920 and $39,923, respectively)	1,467,449	989,006
Promissory notes payable (including accrued interest of $200,374 and $190,521, respectively)	511,367	838,265
Fair value of detachable warrants and conversion option	484,200	515,200
Accrued dividends payable	190,328	190,328
Total Current Liabilities	5,011,775	4,567,603

Long Term Liabilities:
Promissory notes payable, net of current portion	11,464	15,200
Total Long Term Liabilities	11,464	15,200
TOTAL LIABILITIES	$5,023,239	$4,582,803

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,863,000 and $2,808,850, as of June 30, 2012 and December 31, 2011, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 348,707,239 shares issued and 348,702,839 shares outstanding at June 30, 2012; 340,389,004 shares issued and 340,384,604 outstanding at December 31, 2011	348,706	340,388
Additional paid-in capital	39,106,480	38,667,448
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable (including accrued interest of $83,625 and $73,538, respectively)	(420,825)	(410,738)
Accumulated deficit	(43,278,432)	(42,271,872)
Total Stockholders’ Deficiency	(4,249,655)	(3,680,358)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$773,584	$902,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Sales	$--	--	$265,000	$--

Cost of Sales	85,659	--	282,718	--

Gross Profit (Loss)	(85,659)	--	(17,718)	--

Operating Expenses:

Compensation and related benefits, including stock-based compensation of $50,400 and $103,750 for the three months and $241,900 and $754,825 for the six months ended June 30, 2012 and 2011, respectively	207,534	243,493	564,044	1,031,354

Insurance and medical benefits	20,191	36,969	43,849	36,942

Research and development	22,725	36,661	58,239	83,340

Professional, legal and consulting fees, including stock-based compensation of $0 and $0 for the three months and $4,500 and $0 for the six months ended June 30, 2012 and 2011, respectively	63,512	59,235	110,098	131,713

Marketing, including stock-based compensation of $0 and $0 for the three months and $6,400 and $0 for the six months ended June 30, 2012 and 2011, respectively	6,175	(3,536)	13,654	89,452

Occupancy	70,210	53,125	139,632	96,693

Loss on abandonment of property	--	--	34,708	--

Other administrative and general	73,978	108,297	135,973	288,393

Total Operating Expenses	464,325	534,244	1,100,197	1,757,887

Loss from Operations	(549,984)	(534,244)	(1,117,915)	(1,757,887)

Other Income (Expense):

Interest income	5,044	5,044	10,088	10,182

Interest expense, including interest to related parties of $17,729 and $16,393 for the three months and $35,225 and $31,238 for six months ended June 30, 2012 and 2011, respectively	(165,455)	(128,451)	(296,633)	(241,287)

Change in fair value of derivative liability	153,400	--	397,900	--
Total Other Income (Expense)	(7,011)	(123,407)	111,355	(231,105)

Net Loss	(556,955)	(657,651)	(1,006,560)	(1,988,992)

Dividend on preferred stock	(27,075)	(27,075)	(54,150)	(54,150)

Net Loss Attributable to Common Stockholders’	(584,070)	(684,922)	$(1,060,710)	$(2,043,299)

Net Loss Attributable to Common Stockholders Per Share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	346,412,336	329,989,570	345,762,812	326,751,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Six Months ended June 30, 2012
(Unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	At Cost	Receivable	Deficit	Deficiency

BALANCE – January 1, 2012	184,144	$184	340,389,004	$340,388	$38,667,448	$(5,768)	$(410,738)	$(42,271,872)	$(3,680,358)

Proceeds from sale of common stock:	--	--	1,000,000	1,000	54,000	--	--	--	55,000

Common stock issued in repayment of debt	--	--	4,831,697	4,831	152,219	--	--	--	157,050

Common stock issued for services	--	--	2,486,538	2,487	157,913	--	--	--	160,400

Reclassification of derivative liability	--	--	--	--	(300)	--	--	--	(300)
Amortization of warrants and option over the vesting period for employees and non-employees	--	--	--	--	75,200	--	--	--	75,200
Accrued interest	--	--	--	--	--	--	(10,087)	--	(10,087)

Net loss								(1,006,560)	(1,006,560)

BALANCE- June 30, 2012	184,144	184	348,707,239	348,706	39,106,480	(5,768)	(420,825)	(43,278,432)	(4,249,655)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2012	2011
Net loss	$(1,006,560)	$(1,988,992)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on abandonment of property	34,708	--
Depreciation and amortization	11,659	41,412
Amortization of patents and trademarks	3,052	3,052
Interest expense – amortization of deferred financing	2,727	--
Stock based compensation	252,800	754,825
Interest receivable	(10,087)	(10,032)
Deferred rent	(25,750)	--
Accretion of debt discount	180,026	163,596
Change in fair value of warrants and embedded conversion option	(397,900)	--
Change in assets and liabilities -
Prepaid expenses and other current assets	3,737	1,448
Inventories	121,031	(97,587)
Customer deposits	271,768	(9,405)
Other assets	32,375	130,000
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	134,557	69,936
Net Cash Used in Operating Activities	(391,857)	(941,747)

Cash Flows from Investing Activities:
Patent costs	--	(7,400)
Net Cash Used in Investing Activities	--	(7,400)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	55,000	267,000
Proceeds from exercise of warrants	--	86,294
Proceeds from sale of common stock to be issued	--	232,316
Proceeds from convertible promissory note	564,608	100,000
Deferred financing costs	(110,649)
Proceeds from officers and directors convertible loans	--	225,000
Repayment of officers and directors loans	(6,000)	(40,000)
Repayment of notes payable	(141,323)	(2,811)
Net Cash Provided by Financing Activities	361,636	867,799

Net decrease in cash	(30,221)	(81,348)

Cash at beginning of period	118,228	166,758

Cash at end of period	$88,007	$85,410

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	14,855	17,405

Non-Cash Investing and Financing Activities:

Common stock issued in satisfaction of liabilities	157,050	121,843
Reclassification of equity instrument to derivative liabilities	(300)	--
Debt discount for beneficial conversion feature and warrants	--	103,132

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

The operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012.

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

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

For the six months ended June 30, 2012
Assumptions:
Risk-free interest rate	1.1% to 0.4%
Expected life	6.1 to 0.26 years
Expected volatility	108%
Dividends	0.0%

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

The principal assumptions used in applying the Black-Scholes model were as follows:

For the six months ended June 30, 2012
Assumptions:
Risk-free interest rate	0.51%
Expected life	3
Expected volatility	108%
Dividends	0.0%

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $1,007,000 and $2,000,000 for the six months ended June 30, 2012 and 2011, respectively.  The Company has a working capital deficit of approximately $4.5 million and $3.9 million as of June 30, 2012 and December 31, 2011, respectively. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $43 million.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5: INVENTORIES

Inventories consist of the following at June 30, 2012,

Raw materials	$103,161
Finished Goods	243,901
Total	$347,062

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 847,461 warrants exercisable at $0.001 issued by the Company.  These warrants have been included in computing the basic net loss per share for the six months period ended June 30, 2012.

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the six months ended June 30, 2012 and 2011 were as follows:

	June 30,
	2012	2011
Warrants	29,430,536	27,498,529
Convertible promissory notes	42,435,258	11,535,714
Convertible preferred stock	1,545,760	1,545,760
Total	73,411,554	40,580,003

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

Liabilities measured at fair value on a recurring basis at June 30, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Embedded conversion feature	$--	$--	$284,100	$284,100
Warrant liability	--	--	200,100	200,100
Balance at June 30, 2012	$--	$--	$484,200	$484,200

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended June 30, 2012.

		Conversion
	Warrants	Feature	Total
Balance at - January 1, 2012	$446,400	$68,800	$515,200

Included in stock based compensation	17,200	-	17,200
Change in fair value of derivative liability	(289,200)	(108,700)	(397,900)
Included in liabilities (debt discount)	16,400	333,000	349,400
Included in stockholder's equity	9,300	(9,000)	300
Transfers in and /or out of Level 3	--	--	--
Balance at - June 30, 2012	$200,100	284,100	$484,200

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

During the six months ended June 30, 2012, the Company issued total 4,831,697 shares of common stock upon the requests from a note holder to convert partial principal plus accrued interest totaling $157,051 into the company’s common stock based on the terms set forth in the loan.  The conversion rates were from $0.016 to $0.044.

Cash

Through Equity Financing:
During the six months ended June 30, 2012, for gross proceeds of $55,000 the Company sold 1,000,000 shares of common stock and warrants to purchase additional 250,000 shares of common stock at exercise price of $0.06 to $0.072.  The warrants have a term of three years.

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

On February 7, 2012, the Company issued 86,538 shares of common stock as part of the retainer fee we paid to a consultant for their services rendered.  The Company recorded $4,500 consultant fee in connection with this issuance.

On March 2, 2012, the Company issued 100,000 shares of common stock as part of the consultant fee we paid to a consultant for services rendered.  The Company recorded $6,400 marketing fee in connection with this issuance.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)
During the six months ended June 30, 2012, the Company issued multiple convertible promissory notes for gross proceeds of $501,000.  The Company issued the lender for each loan a convertible promissory note bearing interest at rates of 6% to 12% per annum with maturity dates of October 23, 2012 to January 25, 2013.  The loans and accrued interest are to be paid on the maturity dates.  Each loan is evidenced by the promissory note the Company issued to the lender which contains conversion clauses that allow the lenders the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. Each of the notes contains variable conversion prices representing discount rates between 5% to 42% of market price.

The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 815 ”Derivatives and Hedging”.  Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of these notes are recorded net of a total discount of $192,000.  The debt discount relates to the beneficial conversion feature embedded in the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note.

(b)
On June 8, 2012, the Company issued a convertible promissory note for gross proceeds of $50,000.  The Company issued the lender a convertible promissory note bearing interest at the rate of 8% per annum. The loan and accrued interest plus any applicable redemption premium are to be paid on October 8, 2012, the maturity date.  The note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at variable conversion prices of 65% multiplied by the market price (representing discount rate of 35%).  In addition, the Company issued warrants to the lender to allow lender to purchase 500,000 shares of common stock at an exercise price of 5 cents per share.

The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of these notes of  $50,000 are recorded net of a discount of $43,400.  The debt discount consisted of approximately $16,400 related to the fair value of the warrants and approximately $27,000 related to the fair value of the embedded conversion option.  The debt discount is charged to interest expense ratably over the term of the convertible note.

(c)
In April, 2012, the Company repaid a promissory note of $47,091 and $2,593 accrued interest through issuing a new convertible note of $54,684 to a lender.  The Company did not receive any proceeds from the transaction.  The loan was paid by the new lender directly to the original promissory note holder.  The Company incurred $5,000 financing cost related to this transaction which was added to the principal of this new convertible promissory note.    The new convertible promissory note bears interest rate of 8% per annum and is to be paid with accrued interest on  September 15, 2012, the maturity date

The note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at variable conversion prices of the lesser of a) 80% of  the lowest traded price of the Company’s common stock for the ten (10) trading day period immediately preceding the conversion date or b) $0.05.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the embedded conversion option of the convertible note is recorded as derivative liabilities at its fair market value and is marked to market through earnings at the end of each reporting period.  The $54,684 note is recorded net of a discount of $16,000.  The debt discount relates to the beneficial conversion feature embedded in the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note.

(d)
On June 8, 2012, the Company entered into a new note with an investor. The proceeds of the note settled two outstanding promissory notes totaling $150,000 of principal plus $8,057 of accrued interest. The new lender and each original note holder signed a securities transfer agreement in which all privileges and rights in the original notes were transferred to the new lender.  In addition to all original privileges and rights, the securities transfer agreements contain conversion clauses that allow the new lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at variable conversion prices of 65% multiplied by the market price (representing discount rate of 35%).

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ”Derivatives and Hedging”.   Accordingly, the embedded conversion option of the convertible note is recorded as derivative liabilities at its fair market value and is marked to market through earnings at the end of each reporting period.  The notes are recorded net of  total discount of $85,000.  The debt discount relates to the beneficial conversion feature embedded in the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note.

NOTE 9: RELATED PARTY TRANSACTIONS.

(a)
On January 1, 2012, the Company issued a total of 1,077,585 warrants to purchase common stock to its five directors, including warrants issued to the Chief Executive Officer and Chief Financial Officer, each of which received 215,517 warrants for their first quarter of 2012 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly.  The Company recorded $42,000 stock-based compensation in connection with this issuance.

(b)
As discussed in Note 7, on January 23, 2012, the Company issued 1,000,000 shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial Officer per grants that were approved by the Company’s Board of directors on January 11, 2012.  The shares were fully vested on the date of the grants and accordingly, the Company recorded $130,000 of stock-based compensation in connection with this issuance.

(c )
On April 2, 2012, the Company issued a total of 1,302,085 warrants to purchase common stock to its five directors, including warrants issued to the Chief Executive Officer and Chief Financial Officer, each of which received 260,417 warrants for their second quarter of 2012 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly.  The Company recorded $33,200 stock-based compensation in connection with this issuance.

(d)	On June 21, 2012, the Company repaid $6,000 principal to Company’s Chief Executive Officer and Chief Financial Officer for loans payable to them.

NOTE 10: COMMITMENTS AND CONTINGENCIES.

Litigation
The Company is, from time to time, subject to litigation incidental to the conduct of its ongoing business. The Company and its counsel believe that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

Operating Leases
In March 2012 management exercised a Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue. Accordingly the Company recorded a charge of $34,707 for the loss on abandonment of property.

On June 28, 2012, the Company signed a lease renewal agreement to extend our lease at 160 Dupont Street for another three years.  The minimum annual lease payments due under this lease are as follows::

Year ending	Amount
2013	$132,178
2014	136,143
2015	140,227
$408,548

All other existing terms remain the same.

NOTE 11: SUBSEQUENT EVENTS.

(a)	On July 2, 2012, the Company issued 4,375,000 shares of common stock to a consultant for the service performed. The Company recorded $175,000 consulting fees in connection with the issuance.

(b)
In July, a customer who made a deposit of $130,000 for a PSWS unit in May of 2011 agreed  to use the funds the Company owes them to participate in the Company’s private placement at a price of $0.04 per share.  The company issued 4,187,500 shares of common stock on July 3, 2012 in connection with the settlement.  In addition,  the customer also received 1,046,875 warrants with the right to purchase additional 1,046,875 shares of common stock at an exercise price of 4.8 cents per share.  The warrants have a term of three years.

(c)
On July 2, 2012, the Company issued a total of 1,470,588 warrants of common stock to its four directors, including warrants issued to the Chief Executive Officer and Chief Financial Officer, each of which received 367,647 warrants for their 3rd quarter of 2012 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly. The Company recorded $12,400 stock-based compensation in connection with this ssuance.

(d)
On July 27, 2012, the Company issued 187,500 shares of common stock as part of the consulting fees we paid to a consultant for their service rendered.  The Company recorded $7,500 consultant fee in connection with this issuance.

(e)
Subsequent to the quarter ended June 30, 2012 and through August 8, 2012, the Company issued a convertible notes for gross proceeds of $32,500.  The Company issued the lender a convertible promissory note bearing interest rate 6% per annum with maturity date on April 5, 2013. The loan  contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock with conversion price equal to 58% of the Market Price (representing discount rate of 42%).

(f)
Subsequent to the period ended June 30, 2012 and through August 12, 2012, the Company issued a total of 9,482,990 shares of common stock upon receiving the requests from multiple lenders to convert a total of $153,304 loan principal and accrued interest into the Company’s common stock.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

Revenues.  We recognized $0 revenues for the three month period ended June 30, 2012 as compared with $0 for the same period in 2011.

Cost of goods sold.  Cost of goods sold for the three month period ended June 30, 2012 was $85,659 as compared with $0 for the same period in 2011.

Selling, general and administrative.  Selling, general and administrative expenses for the three month period ended June 30, 2012 was $464,325 compared to $534,244 for the same period in 2011, a $69,919 or 13% decrease.

The following is an analysis of some categories that have significant fluctuations between 2012 and 2011. Rent related expenses increased $17,085 or 32% from $53,125 in 2011 to $70,210 in 2012.  The 32% increase is primarily due to the rent increase and real estate taxes associated with our 160 Dupont Street facility.  Stock-based compensation decreased $53,350 from $103,750 in 2011 to $50,400 in 2012.  The $53,350, or 51% decrease in stock-based compensation was due to the fair value of warrants and stock issued being much less in the 2nd quarter of 2012 compared to the same period of 2011.

Research and development.  Research and development expenses for the three month periods ended June 30, 2012 were $22,725, compared to $36,661 in 2011, a decrease of $13,936 or 38%.  Due to fund restriction, we have curtailed the expenses on research and development.  However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense - non-debt discount related incurred in the three month periods ended June 30, 2012 and 2011 was $56,787 and $40,370, a $16,417 or 41% increase.  The increase of non-debt discount related interest expense was primarily due to the new loans created in the 2nd quarter of 2012.

Interest expense - debt discount related incurred in the three month periods ended June 30, 2012 and 2011 was $108,668 and $88,081, respectively, a $20,587 or a 23% increase.  The principal amount of convertible promissory notes we issued in this quarter was significantly larger as compared with the same period of 2011, and as a result, we incurred significantly more debt discount related interest expense.

Change in fair value of warrants and embedded conversion options.  Changes in fair value of warrants and embedded conversion options for three months ended June 30, 2012 and 2011 were $(153,400) and $0, respectively.

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

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011

Revenues.  We recognized $265,000 revenues for the six month period ended June 30, 2012 as compared with $0 for the same period in 2011.

Cost of goods sold.  Cost of goods sold for the six month period ended June 30, 2012 was $282,718 as compared with $0 for the same period in 2011.

Gross Profit.  Gross profit before selling, general and administrative expenses and other income(loss) for the six month period ended June 30, 2012 was ($17,718) as compared with $0 for the same period in 2011.

Selling, general and administrative.  Selling, general and administrative expenses for the six month period ended June 30, 2012 was $1,100,197 compared to $1,757,887 for the same period in 2011, a $657,690 or 37% decrease.

The following is an analysis of some categories that have significant fluctuations between 2012 and 2011. Rent related expenses increased $42,939 or 44% from $96,693 in 2011 to $139,632 in 2012.  The 44% increase is primarily due to the rent increase and real estate taxes associated with our 160 Dupont Street facility.  Stock-based compensation decreased $512,925 from $754,825 in 2011 to $241,900 in 2012.  The 68% decrease in stock-based compensation was due to the fair value of warrants and stock issued in two quarters ended June 2012 being much less compared to the same period of 2011.

Total marketing expenses incurred in six month period ended June 30, 2012 were $13,654, compared to $89,452 in the same period of 2011, a $75,798 or 85% decrease.  Due to funding restrictions, we have curtailed the activities on marketing and marketing related expenses in 2012.  We understand well designed marketing programs, if implemented, are very important to the Company to achieve much needed sales and market shares.  When funds allow, we plan to increase spending in marketing and marketing related programs.

Research and development.  Research and development expenses for the six month period ended June 30, 2012 were $58,239, compared to $83,340 in 2011, a decrease of $25,101 or 30%.  As discussed in the three month comparison section, due to fund restrictions, we have curtailed the expenses on research and development in 2012.  We understand the vital importance of research and development for our overall success and are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Loss on disposal of Leasehold Improvement.  We moved our headquarters to our 160 Dupont Street facility on March 16, 2012.  As a result, we wrote-off $34,707 of leasehold improvement from our books and recorded as loss on disposal of equipment.

Interest expense - non-debt discount related incurred in six month periods ended June 30, 2012 and 2011 was $116,607 and $77,691, respectively.  The $38,916 or 50% increase was primarily attributable to interest from the new loans that we obtained during the last quarter of 2011 and first six months of 2012.

Interest expense - debt discount related incurred in six month periods ended June 30, 2012 and 2011 was $180,026 and $163,596, respectively, a $16,430 or 10% increase.

Change in fair value of warrants and embedded conversion options.  Changes in fair value of warrants and embedded conversion options for six month ended June 30, 2012 and 2011 were $(397,900) and $0, respectively.

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

On August 3, 2011, the Company borrowed $125,000 from a private investor and issued to the investor a secured convertible promissory note in the principal amount of $125,000 (the “Note”).  The Note bears an interest rate of 8% per annum and is convertible at any time after the maturity date (December 1, 2011) into shares of common stock of the Company at a 30% discount from the current market price (as defined in the Note).  Because the conversion clause in the note made the total shares that could be converted from the convertible notes not determinable, we were required to reinstate and reclassify all other non-employee warrants and options and embedded conversion options that were reclassified to equity on December 31, 2010 as derivative liabilities and record them at their fair values on the date we issued this convertible promissory note and record any change in fair value as non-operating, non-cash income or expense for each reporting period at each balance sheet date.

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

Liquidity and Capital Resources

As of June 30, 2012, we maintained a cash balance of $88,007 as compared to $85,410 as of the same date in 2011.

Net cash used in the operating activities in the six months ended June 30, 2012, compared to same period of 2011 decreased by $549,890 or 58% from $941,747 to $391,857 and $941,747 respectively.  The main factor for the decrease of net cash used in operating activities  is that we spent considerable less cash on purchasing inventories in 2012 compared to the same period of 2011.

Net cash used in investing activities in 2012 and 2011 was $0 and $7,400.

In the six months ended June 30, 2012 and 2011, we raised $55,000 and $353,294 through sales of our common stock and warrant exercises, respectively.  Funds received in the six month periods ended June 30, 2012 and 2011 from sale of common stock to be issued were $0 and $232,316, respectively.  Funds received in the six month periods ended June 30, 2012 and 2011 from convertible promissory notes and promissory notes were $564,608 and $100,000, respectively.  We incurred $110,649 in financing costs associated with loans created in the six month period ended June 30, 2012, compared to $0 in the same period of 2011.  Funds received from officers’ and directors’ convertible loans for the six month periods ended June 30, 2012 and 2011 were $0 and $225,000, respectively.  Cash used to repay notes payable in the six month period ended June 30, 2012 and 2011 were $147,323 and $42,811, respectively.  From the above activities, net cash provided by financing activities in the three months ended June 30, 2012 and 2011 were $361,636 and $867,799, respectively.

From all the above activities, net cash used for six month periods ended June 30, 2012 and 2011 was $30,221 and $81,348, respectively.

At June 30, 2012, we had a working capital deficit of approximately $4.5 million.  We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $43 million. These conditions raise substantial doubt about our ability to continue as a going concern.  Our plans with respect to these matters include restructuring existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $5 million in the next twelve months to fund the following activities: to manufacture 27 commercial PureSafe FRWS units; to expand production capability to meet the expected demand for the FRWS domestically by a combination of expanding the current production facility at 160 Dupont Street, re-engineering and value engineering the FRWS to outsource assembly where appropriate; continue to implement our established marketing program, to establish a sales and marketing network which includes hiring a Vice President of Marketing and Sales Directors to achieve additional sales by the third quarter of 2012.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our 2012 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable

ITEM 1A.  RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended June 30, 2012.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
January 1, 2012	Three-year Warrants to purchase 1,077,585 shares of common stock at an exercise price of $0.058 per share issued for compensation to directors of the Company	Board of directors	NA	$-0-/NA
January 13, 2012	500,000 shares of common stock and three year warrants to purchase 125,000 shares of common stock at exercise price $0.072 through 2011 Private Placement.	Private investor	NA	$0.06 per share/NA
January 23, 2012	1,000,000 shares of common stock issued as compensation.	Chief Executive Officer	NA	$0.065 per share/NA
January 23, 2012	1,000,000 shares of common stock issued as compensation.	Chief Financial Officer	NA	$0.065 per share/NA
January 23, 2012	300,000 shares of common stock issued as compensation.	Corporate employee	NA	$0.065 per share/NA
February 7, 2012	86,538 shares of common stock issued for service.	Consultant	NA	$0.052 per share/NA
February 27, 2012	1,245,020 shares of common stock issued through loan conversion.	Private investor	NA	$0.04428 per share/NA
March 2, 2012	100,000 shares of common stock issued for service.	Consultant	NA	$0.064 per share/NA
March 22, 2012	1,518,265 shares of common stock issued through loan conversion.	Private investor	NA	$0.0336 per share/NA
April 2, 2012	Three-year Warrants to purchase 1,602,085 shares of common stock at an exercise price of $0.048 per share issued for compensation to directors of the Company	Board of directors	NA	$-0-/NA
April 5, 2012	500,000 shares of common stock and three year warrants to purchase 125,000 shares of common stock at exercise price $0.06 through 2011 Private Placement.	Private investor	NA	$0.05 per share/NA
April 4, 2012	818,412 shares of common stock issued through loan conversion.	Private investor	NA	$0.0312 per share/NA
May 8, 2012	312,500 shares of common stock issued through loan conversion.	Private investor	NA	$0.0324 per share/NA
May 31, 2012	937,500 shares of common stock issued through loan conversion.	Private investor	NA	$0.0162 per share/NA
June 4, 2012	Three-year Warrants to purchase 30,000 shares of common stock at an exercise price of $0.043 per share issued for service	Consultant	NA	$-0-/NA
June 7, 2012	Three-year Warrants to purchase 20,000 shares of common stock at an exercise price of $0.043 per share issued for service	Consultant	NA	$-0-/NA

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On May 4, 2012, Malcolm Hoenlein resigned as a director of the Company for personal reasons.  In his resignation letter, Mr. Hoenlein offered to continue to serve as Chairman of the Company’s Advisory Board  (in formation) and  indicated his intention to continue to work with the Company.

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

PureSafe Water Systems, Inc.

Dated: August 20, 2012	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer