Form 10-Q
period 2012-09-30
PureSafe Water Systems, Inc.
filed 2012-11-21
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2012, 469,578,679 shares of the common stock of the registrant were issued and 469,574,279 were outstanding.

EXPLANATORY NOTE

The Company is filing this Quarterly Report for the three-month period ended September 30, 2012, late due to delays in the preparation and review of the unaudited financial statements included herein.  Our offices in Plainview, Nassau County, New York did not recommence limited operations until Monday, November 5, 2012.  Nassau County was particularly hard hit by the hurricane. Resumption of full operations in our offices has been delayed further by northeaster storm that hit this area following the hurricane Sandy and the shortage of gas on Long Island that prevented our staff from showing up at work.  Full operations were not resumed until Monday, November 12, 2012.  In summary, ten or more days were lost in our preparation of the Company’s quarterly financial statements, which are complex and require a substantial amount of review time and work with Marcum LLP and an outside accountant. We have been advised by both firms that their work schedules were impacted by Hurricane Sandy, as have those of many other accounting and financial firms in the New York area.  In conformity with and reliance upon the Order (the “Order”) under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specific Provisions of the Exchange Act and Certain Rules Thereunder (Securities Exchange Act of 1934 Release No. 68224, November 14, 2012), the Company is filing this Quarterly Report on or before November 21, 2012, in reliance on and as permitted by the Order, since the Company was not able to meet the November 19, 2012 Form 12b-25 extended filing deadline applicable to its Quarterly Report on Form 10-Q for the above stated reasons.

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

The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$75,148	$118,228
Inventories	414,265	468,093
Prepaid expenses and other current assets	26,478	56,674
Total Current Assets	515,891	642,995

Property and equipment, net of accumulated depreciation of $127,866 and $151,710, respectively	85,858	136,718
Patents and trademarks, net of accumulated amortization of $40,290 and $35,712, respectively	59,594	64,172
Other assets	63,886	58,560
TOTAL ASSETS	$725,229	$902,445

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$588,265	$582,446
Accrued compensation	821,036	402,249
Deferred rent payable	7,050	32,800
Accrued consulting and director fees	144,000	144,000
Customer deposits	271,768	130,000
Convertible notes payable to officer and director (including accrued interest of $120,312 and $83,932 and net of debt discount of $0 and $12,623 respectively)	856,312	743,309
Convertible promissory note (including accrued interest of $142,125 and $83,929 and net of debt discount of $178,556 and $39,923, respectively)	1,238,753	989,006
Promissory notes payable (including accrued interest of $209,909 and $190,521, respectively)	666,754	838,265
Fair value of detachable warrants and conversion option	395,900	515,200
Accrued dividends payable	190,328	190,328
Total Current Liabilities	5,180,166	4,567,603

Long Term Liabilities:
Promissory notes payable, net of current portion	11,464	15,200
Total Long Term Liabilities	11,464	15,200
TOTAL LIABILITIES	$5,191,630	$4,582,803

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,890,075 and $2,808,850, as of September 30, 2012 and December 31, 2011, respectively)	184	184
Common stock, $.001 par value; 450,000,000 authorized; 394,308,382 shares issued and 394,303,982 shares outstanding at September 30, 2012; 340,389,004 shares issued and 340,384,604 outstanding at December 31, 2011	394,308	340,388
Additional paid-in capital	39,869,170	38,667,448
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable (including accrued interest of $88,725 and $73,538, respectively)	(425,925)	(410,738)
Accumulated deficit	(44,298,370)	(42,271,872)
Total Stockholders’ Deficiency	(4,466,401)	(3,680,358)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$725,229	$902,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Sales	$--	--	$265,000	$--

Cost of Sales	3,602	--	286,320	--

Gross Profit (Loss)	(3,602)	--	(21,320)	--

Operating Expenses:

Compensation and related benefits, including stock-based compensation $12,400 and $214,600 for the three months and $166,700 and $969,425 for the nine months ended September 30, 2012 and 2011, respectively	240,608	360,837	804,652	1,392,190

Insurance and medical benefits	18,689	17,656	62,538	54,598

Research and development	--	52,130	58,239	135,470

Professional, legal and consulting fees, including stock-based compensation of $0 and $0 for the three months and $4,500 and $0 for the nine months ended September 30, 2012 and 2011, respectively	73,140	26,531	138,238	158,243

Marketing, including stock-based compensation of $0 and $0 for the three months and $6,400 and $0 for the nine months ended September 30, 2012 and 2011, respectively	176,723	2,211	190,377	91,662

Occupancy	54,335	99,054	193,967	195,747

Loss on abandonment of property	--	--	34,708	--

Other administrative and general	188,680	128,806	369,652	417,201

Total Operating Expenses	752,175	687,225	1,852,371	2,445,111

Loss from Operations	(755,777)	(687,225)	(1,873,691)	(2,445,111)

Other Income (Expense):

Interest income	5,161	5,099	15,248	15,280

Interest expense, including interest to related parties of $17,676 and $17,135 for the three months and $52,901 and $48,373 for nine months ended September 30, 2012 and 2011, respectively	(662,021)	(278,598)	(958,654)	(519,885)

Change in fair value of derivative liability	392,700	(445,000)	790,600	(445,000)
Total Other Income (Expense)	(264,160)	(718,499)	(152,806)	(949,605)

Net Loss	(1,019,937)	(1,405,724)	(2,026,497)	(3,394,716)

Dividend on preferred stock	(27,075)	(27,075)	(81,225)	(81,225)

Net Loss Attributable to Common Stockholders’	(1,047,012)	(1,432,799)	$(2,107,722)	$(3,475,941)

Net Loss Attributable to Common Stockholders Per Share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	369,164,922	335,839,212	353,956,221	329,227,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Nine Months ended September 30, 2012
(Unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	At Cost	Receivable	Deficit	Deficiency

BALANCE – January 1, 2012	184,144	$184	340,389,004	$340,388	$38,667,448	$(5,768)	$(410,738)	$(42,271,872)	$(3,680,358)

Proceeds from sale of common stock:	--	--	8,704,076	8,704	192,296	--	--	--	200,000

Common stock issued for loan conversion	--	--	33,978,764	33,979	466,663	--	--	--	500,642

Common stock issued for services	--	--	2,674,038	2,674	165,226	--	--	--	167,900

Common stock issued in connection with debt	--	--	4,375,000	4,375	170,625	--	--	--	175,000

Common stock issued for settlement of customer deposits (includes $37,500 of stock issued compensation)	--	--	4,187,500	4,188	163,312				167,500

Reclassification of derivative liability	--	--	--	--	(43,000)	--	--	--	(43,000)

Amortization of warrants and option over the vesting period for employees and non-employees	--	--	--	--	87,600	--	--	--	87,600

Accrued interest	--	--	--	--	--	--	(15,187)	--	(15,187)

Net loss								(2,026,497)	(2,026,497)

BALANCE- September 30, 2012	184,144	184	394,308,382	394,309	39,869,169	(5,768)	(425,925)	(44,298,369)	(4,466,400)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2012	2011
Net loss	$(2,026,497)	$(3,394,715)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on abandonment of property	34,707	--
Depreciation and amortization	16,153	62,723
Amortization of patents and trademarks	4,578	4,578
Interest expense – amortization of deferred financing	87,493	--
Stock based compensation	310,200	969,425
Loss on conversion of convertible notes to notes payable	85,000	--
Interest receivable	(15,187)	(15,131)
Deferred rent	(25,750)	--
Accretion of debt discount	660,090	313,921
Change in fair value of warrants and embedded conversion option	(790,600)	--
Change in assets and liabilities -
Prepaid expenses and other current assets	30,196	19,172
Inventories	53,828	(102,337)
Customer deposits	271,768	162,250
Other assets	27,830	(9,405)
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	573,760	131,398
Net Cash Used in Operating Activities	(702,431)	(1,326,881)

Cash Flows from Investing Activities:
Patent costs	--	(7,400)
Net Cash Used in Investing Activities	--	(7,400)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	200,000	392,000
Proceeds from exercise of warrants	--	236,420
Proceeds from sale of common stock to be issued	--	--
Proceeds from officers and directors loans	80,000	225,000
Proceeds from convertible promissory note	656,000	425,000
Cash paid for loan costs	(120,649)	--
Proceeds from notes payables	--	47,091
Repayment of officers and directors loans	(16,000)	(40,000)
Repayment of notes payable	(140,000)	(4,150)
Net Cash Provided by Financing Activities	659,351	1,281,361

Net decrease in cash	(43,080)	(52,920)

Cash at beginning of period	118,228	166,758

Cash at end of period	$75,148	$113,838

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	23,337	23,564

Non-Cash Investing and Financing Activities:

Common stock issued in satisfaction of liabilities	500,641	150,537
Common stock issued for the settlement of a customer deposit	130,000	--
Common stock issued in connection with debt	175,000	--
Reclassification of equity instrument to derivative liabilities	(43,000)	685,600
Debt discount for beneficial conversion feature and warrants	--	103,132
Conversion of convertible notes payable to notes payable	185,000	--
Conversion of notes payable to convertible notes payable	247,771	--

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

The operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012.

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

For the nine months ended
September 30, 2012
Assumptions:
Risk-free interest rate	0.31% to 1.04%
Expected life	0.22 to 5.84 years
Expected volatility	110%
Dividends	0.0%

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

The principal assumptions used in applying the Black-Scholes model were as follows:

For the nine months ended
September 30, 2012
Assumptions:
Risk-free interest rate	0.31%
Expected life	3
Expected volatility	110%
Dividends	0.0%

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $2,026,000 and $3,395,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Company has a working capital deficit of approximately $4.7 million and $3.9 million as of September 30, 2012 and December 31, 2011, respectively.  The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $44 million.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  The Company is seeking to raise an additional $2 million within the next six months and an additional 3 million within the next twelve months to fund the following activities: to manufacture 10 commercial PureSafe FRWS units within the next six months and an additional 15 units within the next twelve months; to expand production capability to meet the expected demand for the FRWS domestically and internationally by a combination of expanding the current production facility at 160 Dupont Street, re-engineering and value engineering the FRWS to outsource assembly where appropriate; continue to implement our established marketing program, to establish a sales and marketing network which includes hiring a Vice President of Marketing and Sales Directors to achieve additional sales by the second quarter of 2013.

On August 16, 2012 the Company filed Schedule 14 C with the Securities and Exchange Commission to notify the Shareholders that on August 7, 2012 the Company received unanimous written consent from the Board and the holder of Series B Preferred Stock to authorize an increase in the authorized shares of Common Stock from 450,000,000 to 800,000,000 shares. The Series B Preferred Stock, 51 shares authorized and issued to Leslie J. Kessler had voting rights equal to 7,488,254 shares per each share of Series B Preferred Stock. The number of votes that voted in favor of the action was 381,900,954.

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

NOTE 5 – INVENTORIES

Inventories consist of the following at September 30, 2012,

Raw materials	$271,536
Finished Goods	142,729
Total	$414,265

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the nine months ended September 30, 2012 and 2011 were as follows:

	September 30,
	2012	2011
Warrants	34,474,018	25,239,588
Convertible promissory notes	88,273,045	15,662,465
Convertible preferred stock	1,545,760	1,545,760
Total	124,292,823	42,447,813

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

Liabilities measured at fair value on a recurring basis at September 30, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
Embedded conversion feature	$--	$--	$325,000	$325,000
Warrant liability	--	--	70,900	70,900
Balance at September 30, 2012	$--	$--	$395,900	$395,900

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2012.

	Warrants	Conversion Feature	Total
Balance at - January 1, 2012	$446,400	$68,800	$515,200

Included in stock based compensation	17,200	-	17,200
Change in fair value of derivative liability	(472,800)	(317,800)	(790,600)
Included in liabilities (debt discount)	28,100	583,000	611,100
Included in stockholder's equity	52,000	(9,000)	43,000
Transfers in and /or out of Level 3	--	--	--
Balance at - September 30, 2012	$70,900	$325,000	$395,900

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

During the nine months ended September 30, 2012, the Company issued a total of 33,978,764 shares of common stock upon the requests from note holders to convert partial principal plus accrued interest totaling $500,642 into the Company’s common stock based on the terms set forth in the loans.  The conversion rates were from $0.008515 to $0.032.

In May 2011 the Company entered into an agreement and received a deposit of $130,000 for the sale of one PSWS unit. Under the terms of the agreement the Company guaranteed the customer a minimum of $37,500 of rental income under the Company’s rental pool. The Company was not able to provide the customer with delivery of the unit in a timely manner. Subsequently on July 2, 2012 the Company reached an agreement with the customer to refund the deposit of $130,000 and the $37,500 rental income by issuing 4,187,500 shares of common stock and three year warrants with an exercise price of $0.048. Accordingly the Company recorded a charge to operations for the guaranteed rental income of $37,500.

On July 2, 2012, the Company issued 4,375,000 shares of common stock to a note lender in connection with a debt financing transaction.  The Company recorded $175,000 of debt discount in connection with such issuance.  The debt discount will be amortized over the term of the loan.

Cash

Through Equity Financing:
During the nine months ended September 30, 2012, for gross proceeds of $200,000 the Company sold 8,704,076 shares of common stock and warrants to purchase additional 2,176,019 shares of common stock at exercise price of $0.0196 to $0.072.  The warrants have a term of three years.

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

On February 7, 2012, the Company issued 86,538 shares of common stock as part of the retainer fee we paid to a consultant for their services rendered.  The Company recorded a $4,500 consultant fee in connection with this issuance.

On March 2, 2012, the Company issued 100,000 shares of common stock as part of the consultant fee we paid to a consultant for services rendered.  The Company recorded a $6,400 marketing fee in connection with this issuance.

On July 27, 2012, the Company issued 187,500 shares of common stock as part of the consultant fee we paid to a consultant for services rendered.  The Company recorded a $7,500 marketing fee in connection with this issuance.

NOTE 8 - NOTES PAYABLE

During the nine months ended September 30, 2012, at the request of the lender, the Company converted $247,771 of notes payable and accrued interest to convertible notes payable.

During the nine months ended September 30, 2012, at the request of the lender the Company converted $100,000 of convertible notes payable to $185,000 of notes payable. The newly issued notes payable bear interest at rates of 6% and have maturity dates in December 2012 through January 2013. The Company is required to repay the notes payable in 5 installment with the final payment of $65,000 in January 2013.

The conversion of the notes was deemed to be a debt modification in accordance with ASC 470 “Debt” whereby an extinguishment results in recognition by the debtor a gain or loss on the date of modification.  Accordingly, the Company recorded a charge of $85,000 to interest expense for the additional principal payable under the new promissory notes.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)
During the nine months ended September 30, 2012, the Company issued multiple convertible promissory notes for gross proceeds of $656,000.  The Company issued the lender for each loan a convertible promissory note bearing interest at rates of 8% to 12% per annum with maturity dates of September 15, 2012 to August 31, 2013.  The loans and accrued interest are to be paid on the maturity dates.  Each loan is evidenced by the promissory note the Company issued to the lender which contains conversion clauses that allow the lenders the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  Each of the notes contains variable conversion prices representing discount rates between 5% to 50% of market price.  In addition, the Company also issued total 1,100,000 warrants to the lenders to purchase additional shares of common stock at exercise of $0.025 to $0.05.  These warrants have term of 5 years.  In addition a noteholder received 4,375,000 shares of common stock in consideration for entering into the note.

The Company accounted for the issuance of the convertible promissory notes and the warrants/shares attached to these notes in accordance with ASC 815 “Derivatives and Hedging”.  Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of these notes are recorded net of a total discount of $611,100.  The debt discount relates to the beneficial conversion feature embedded in the conversion option and the fair value of the warrants attached to the notes.  The debt discount is charged to interest expense ratably over the term of the convertible note.

In addition, the Company incurred approximately $120,000 of financing cost related to these transactions which will be amortized over the term of the loans.

(b)
During the nine months ended September 30, 2012, at the request of the lender the Company converted $247,771 of notes payable and accrued interest to convertible notes payable. The Company issued the lender for each loan a convertible promissory note bearing interest at rates 10% per annum and accrued interest are to be paid on demand.  Each loan is evidenced by the promissory note the Company issued to the lender which contains conversion clauses that allow the lenders the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock.  Each of the notes contains variable conversion prices representing discount rates between 20% to 50% of market price.

The conversion of the notes was deemed to be a debt modification in accordance with ASC 470 “Debt” where by a gain or loss is recognized by the debt on the date of modification.  In addition, the Company accounted for the issuance of the convertible promissory notes in accordance with ASC 815 “Derivatives and Hedging”.  Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period.  On the date of the notes the Company recorded a charge to interest expense of $71,000 and relates to the fair value of the embedded in the conversion option.

(c)
During the nine months ended September 30, 2012, the Company and a lender entered into an agreement to amend certain Convertible Notes issued by the Company to the lender, dated as of March 27, 2012 and April 25, 2012 in the aggregate principal amount of $100,000. The lender agreed to forgo the right to convert those notes into common stock and in exchange, the Company agreed to issue a note payable for $185,000 to the lender. Company recorded $85,000 interest expense for the additional notes payable.

NOTE 10: RELATED PARTY TRANSACTIONS.

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

(b)
As further discussed in Note 7, on January 23, 2012, the Company issued 1,000,000 shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial Officer per grants that were approved by the Company’s Board of directors on January 11, 2012.  The shares were fully vested on the date of the grants and accordingly, the Company recorded $130,000 of stock-based compensation in connection with this issuance.

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

(d)	On June 21, 2012, the Company repaid $3,000 principal to each of the Company’s Chief Executive Officer and Chief Financial Officer for loans payable to them.

(e)	On July 3, 2012, the Company repaid $5,000 principal to Company’s Chief Financial Officer for loans payable to him.

(f)	On July 16, 2012, the Company repaid $5,000 principal to Company’s Chief Financial Officer for loans payable to him.

(g)
On July 2, 2012, the Company issued a total of 1,470,588 warrants to purchase common stock to its four directors, including warrants issued to the Chief Executive Officer and Chief Financial Officer, each of which received 367,647 warrants for their third quarter of 2012 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly.  The Company recorded $12,400 stock-based compensation in connection with this issuance.

(h)
On August 7, 2012 the Company issued by unanimous Board consent 51 shares of Series B Preferred stock to Leslie Kessler. Each share of Series B Preferred Shares has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”) divided by (y) 0.49, minus (z) the Numerator On August 14, 2012 a Schedule 14C Information Statement was filed with the SEC reflecting the unanimous vote by the Series Preferred B Shareholder to increase the authorized Common Shares of the Company from 450,000,000 to 800,000,000.

(j)
On September 28, 2012, the Company’s Chief Executive Officer loaned the Company $80,000.  It is a short-term bridge loan.  On October 1, 2012, the Company repaid the entire loan.  No interest was accrued.

NOTE 11: COMMITMENTS AND CONTINGENCIES.

Litigation
The Company is not aware of any pending or ongoing litigation.

Operating Leases
In March 2012 management exercised a Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue. Accordingly the Company recorded a charge of $34,707 for the loss on abandonment of property.

On June 28, 2012, the Company signed a lease renewal agreement to extend our lease at 160 Dupont Street for another three years.  The minimum annual lease payments due under this lease are as follows:

Year ending	Amount
2013	$132,178
2014	136,143
2015	140,227
$408,548

All other existing terms remain the same.

NOTE 12: SUBSEQUENT EVENTS.

(a)
On October 25, 2012, the Board of Directors of the Company approved the awards to grant warrants to the following:

i.) 15,000,000 warrants to the Chief Executive Officer at the exercise price of $0.006.  The warrants contain cash-less clause and have term of 5 years,
ii.) 15,000,000 warrants to the Chief Financial Officer at the exercise price of $0.006.  The warrants contain cash-less clause and have term of 5 years,
iii.) 3,000,000 warrants to the Chief Operating Officer at the exercise price of $0.006.  The warrants contain cash-less clause and have term of 5 years,
iv.) 1,500,000 warrants to each of the two independent directors at the exercise price of $0.006.  The warrants contain cash-less clause and have term of 5 years.

The Company recorded $175,000 stock-based compensation in connection with this issuance.

(b)
On November 5, 2012, the Company issued a total of 1,470,588 warrants to purchase common stock to its four directors, , including warrants issued to its Chief Executive Officer and Chief Financial Officer, each of which received 961,538 warrants for their fourth quarter of 2012 director fees.  The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly. The Company recorded $20,400 stock-based compensation in connection with this issuance.

(c)
From October 1, 2012 through November 15, 2012, for gross proceeds of $87,270 the Company sold 8,416,490 shares of common stock and warrants to purchase an additional 2,104,123 shares of common stock at exercise price of $0.0108 to $0.0144.  The warrants have a term of three years.

(d)
From October 1, 2012 through November 15, 2012, the Company issued total 66,853,807 shares of common stock upon the requests from note holders to convert partial principal plus accrued interest totaling $231,690 into the Company’s common stock based on the terms set forth in the loans.  The conversion rates were from $0.0024 to $0.00655.

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

General

PureSafe Water Systems, Inc. (herein referred to as the “Company”, “Puresafe”, “we”, “us” or “our”) was incorporated in Delaware in 1987.   The manufacture and marketing of water coolers and filters constituted a substantial part of our business from 1993 until the fourth quarter of 2001, at which time such operations were sold and we began concentrating on the further development, manufacturing and marketing of a patented line of water purification systems.   Between January 2002 and November 2011, we have generated nominal revenues and were deemed for accounting purposes to be a development stage enterprise.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011

Revenues.  We recognized $0 revenues for the three month period ended September 30, 2012 as compared with $0 for the same period in 2011.

Cost of goods sold.  Cost of goods sold for the three month period ended September 30, 2012 was $3,602 as compared with $0 for the same period in 2011.

Selling, general and administrative.  Selling, general and administrative expenses for the three month period ended September 30, 2012 was $752,175 compared to $687,225 for the same period in 2011, a $64,950 or 9% decrease.

The following is an analysis of some categories that have significant fluctuations between 2012 and 2011.
Total professional fees increased $46,609 from $26,531 to $73,140.  The $46,409 or 175% increase was largely due to billing adjustment for prior quarter activities.  Director Fees decreased from $62,500 in 2011 to $12,400 in 2012, a $50,100 or 80% decrease.  The main reason for the decrease in director fees is that, effective January 1, 2012, the directors receive warrants instead of shares since after the Board on December 6, 2011, approved replacing directors annual compensation of $50,000 with three year warrants payable quarterly.  Rent related expenses decreased $44,719 or 45% from $99,054 in 2011 to $54,335 in 2012.  The 45% decrease is primarily due to the consolidation of our two facilities that is occurred in March 2012.   Marketing expense increased $174,512 from $2,211 in 2011 to $176,723 in 2012.  We made a one-time adjustment to accrue $169,444 in marketing consulting fees that we owed to a consultant.  Stock Based Compensation decreased $202,200 from $214,600 in 2011 to $12,400 in 2012.  As discussed earlier, Director Fees, which is one component of total Stock Based Compensation, decreased $50,100 because we have replaced the share based compensation with warrant based compensation.  In the 3rd quarter of 2011, we awarded 1,000,000 shares each to our Chief Executive Officer and Chief Financial Officer.  We recorded $138,000 stock based compensation in connection with such issuances.  We did not have any stock based compensation activities other than the director fee in the same period of 2012.

Research and development.  Research and development expenses for the three month periods ended September 30, 2012 were $0, compared to $52,130 in 2011.  Due to fund restriction, we have curtailed the expenses on research and development and focus on production.  However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense - non-debt discount related incurred in the three month periods ended September 30, 2012 and 2011 was $181,957 and $128,273, respectively, a $53,684 or 41% increase.  The increase of non-debt discount related interest expense was primarily due to the new loans created in the 3rd quarter of 2012.

Interest expense - debt discount related incurred in the three month periods ended September 30, 2012 and 2011 was $480,064 and $150,325, respectively, a $329,739 or a 219% increase.  The large increase on the debt related debt discount was the result of increased cost of borrowing in this quarter.

Change in fair value of warrants and embedded conversion options.  Changes in fair value of warrants and embedded conversion options for three months ended September 30, 2012 and 2011 were $392,700 and $(445,000), respectively.

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

Comparison of Results of Operations for the Nine months Ended September 30, 2012 and 2011

Revenues.  We recognized $265,000 revenues for the nine month period ended September 30, 2012 as compared with $0 for the same period in 2011.

Cost of goods sold.  Cost of goods sold for the nine month period ended September 30, 2012 was $286,237 as compared with $0 for the same period in 2011.

Gross Profit.  Gross profit before selling, general and administrative expenses and other income(loss) for the nine month period ended September 30, 2012 was ($21,320) as compared with $0 for the same period in 2011.

Selling, general and administrative.  Selling, general and administrative expenses for the nine month period ended September 30, 2012 was $1,852,371 compared to $2,445,111 for the same period in 2011, a $592,740 or 24% decrease.

The following is an analysis of some categories that have significant fluctuations between 2012 and 2011.  Director Fees decreased from $187,500 in 2011 to $87,600 in 2012, a $99,900 or 53% decrease.  The main reason for the decrease in director fees is that, effective January 1, 2012, the directors receive warrants instead of shares after the Board on December 6, 2011 approved replacing directors annual compensation of $50,000 with three year warrants payable quarterly.   Production related overhead incurred in the nine months ended September 30, 2012 is $68,667, compared with $208,749 in the same period of 2011, a $140,082 or 66% decrease.  The primarily reason for the decrease in the production related expenses was i.) we reclassified $85,659 manufacturing overhead to cost of goods sold and ii.) we incurred $56,946 less in production labor in 2012 than in the same period of 2011 because we used less outside labor which usually has higher labor rates.  Marketing expense increased $98,715 from $91,662 in 2011 to $190,377 in 2012.  As discussed in the Results of Operation for the three month period ending September 30, 2012, we made a one-time adjustment to accrue $169,444 in marketing consulting fees that we owed to a consultant.

Compensation and related benefits, including stock based compensation, decreased $587,538 or 42% from $1,392,190 in 2011 to $804,652 in the same period of 2012.  The 42% decrease was due to the following factors: a.)effective January 1, 2012, the directors receive warrants instead of shares since after the Board approved replacing directors annual compensation of $50,000 with three year warrants payable quarterly–thus, the fair value for the director fees in 2012 is significantly lower than in 2011; and b.) we incurred $615,225 less in stock based compensation, from $781,925 in 2011 to $166,700 in the same period of 2012.

Research and development.  Research and development expenses for the nine month period ended September 30, 2012 were $58,239, compared to $135,470 in 2011, a decrease of $77,231 or 57%.  As discussed in the three month comparison section, due to fund restrictions, we have curtailed the expenses on research and development in 2012.  We understand the vital importance of research and development for our overall success and are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Loss on disposal of Leasehold Improvement.  We moved our headquarters to our 160 Dupont Street facility on March 16, 2012.  As a result, we wrote-off $34,708 of leasehold improvement from our books and recorded as loss on disposal of equipment.

Interest expense - non-debt discount related incurred in nine month periods ended September 30, 2012 and 2011 was $298,564 and $205,964, respectively.  The $92,600 or 44% increase was primarily attributable to interest from the new loans that we obtained during the nine months of 2012.

Interest expense - debt discount related incurred in nine month periods ended September 30, 2012 and 2011 was $660,090 and $313,921, respectively, a $346,169 or 110% increase.  The large increase on the debt related debt discount was the result of increased cost of borrowing in 2012.

Change in fair value of warrants and embedded conversion options.  Changes in fair value of warrants and embedded conversion options for nine month ended September 30, 2012 and 2011 were $790,600 and $(445,000), respectively.

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

Liquidity and Capital Resources

As of September 30, 2012, we maintained a cash balance of $75,148 as compared to $113,838 as of the same date in 2011.

Net cash used in the operating activities in the nine months ended September 30, 2012, compared to same period of 2011 decreased by $624,450 or 47% from $1,326,881 to $702,431 respectively.  The main factor for the decrease of net cash used in operating activities is that we spent considerable less cash on purchasing inventories in 2012 compared to the same period of 2011.

Net cash used in investing activities in 2012 and 2011 was $0 and $7,400.

In the nine months ended September 30, 2012 and 2011, we raised $200,000 and $628,420 through sales of our common stock and warrant exercises, respectively.  Funds received in the nine month periods ended September 30, 2012 and 2011 from convertible promissory notes and promissory notes were $656,000 and $472,091, respectively.  We paid $120,649 in financing costs associated with loans created in the nine month period ended September 30, 2012, compared to $0 in the same period of 2011.  Funds received from officers’ and directors’ convertible loans for the nine month periods ended September 30, 2012 and 2011 were $80,000 and $225,000, respectively.  Cash used to repay notes payable in the nine month period ended September 30, 2012 and 2011 were $140,000 and $4,150, respectively.   Cash used to repay officers and directors notes were $16,000 and $40,000, respectively.   From the above activities, net cash provided by financing activities in the nine months ended September 30, 2012 and 2011 were $659,351 and $1,281,361, respectively.

From all the above activities, net cash used for nine month periods ended September 30, 2012 and 2011 was $43,080 and $52,920, respectively.

At September 30, 2012, we had a working capital deficit of approximately $4.7 million.  We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $44 million. These conditions raise substantial doubt about our ability to continue as a going concern.

Our plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and/or debt.  We are seeking to raise an additional $2 million within the next six months and an additional 3 million within the next twelve months to fund the following activities: to manufacture 10 commercial PureSafe FRWS units within the next six months and an additional 15 units within the next twelve months; to expand production capability to meet the expected demand for the FRWS domestically and internationally by a combination of expanding the current production facility at 160 Dupont Street, re-engineering and value engineering the FRWS to outsource assembly where appropriate; continue to implement our established marketing program, to establish a sales and marketing network which includes hiring a Vice President of Marketing and Sales Directors to achieve additional sales by the second quarter of 2013.

On August 16, 2012 we filed Schedule 14 C with the Securities and Exchange Commission to notify the Shareholders that on August 7, 2012 the Company received unanimous written consent from the Board and the holder of Series B Preferred Stock to authorize an increase in the authorized shares of Common Stock from 450,000,000 to 800,000,000 shares. The Series B Preferred Stock, 51 shares authorized and issued to our Chief Executive Officer had voting rights equal to 7,488,254 shares per each share of Series B Preferred Stock. The number of votes that voted in favor of the action was 381,900,954.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our 2012 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Not applicable

ITEM 1A.	RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended September 30, 2012.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
January 1, 2012	Three-year Warrants to purchase 1,077,585 shares of common stock at an exercise price of $0.058 per share issued for compensation to directors of the Company	Board of directors	NA	$-0-/NA
January 13, 2012	500,000 shares of common stock and three year warrants to purchase 125,000 shares of common stock at exercise price $0.072 through 2011 Private Placement.	Private investor	NA	$0.06 per share/NA
January 23, 2012	1,000,000 shares of common stock issued as compensation.	Chief Executive Officer	NA	$0.065 per share/NA
January 23, 2012	1,000,000 shares of common stock issued as compensation.	Chief Financial Officer	NA	$0.065 per share/NA
January 23, 2012	300,000 shares of common stock issued as compensation.	Corporate employee	NA	$0.065 per share/NA
February 7, 2012	86,538 shares of common stock issued for service.	Consultant	NA	$0.052 per share/NA
February 27, 2012	1,245,020 shares of common stock issued through loan conversion.	Private investor	NA	$0.04428 per share/NA
March 2, 2012	100,000 shares of common stock issued for service.	Consultant	NA	$0.064 per share/NA
March 22, 2012	1,518,265 shares of common stock issued through loan conversion.	Private investor	NA	$0.0336 per share/NA
April 2, 2012	Three-year Warrants to purchase 1,602,085 shares of common stock at an exercise price of $0.048 per share issued for compensation to directors of the Company	Board of directors	NA	$-0-/NA
April 5, 2012	500,000 shares of common stock and three year warrants to purchase 125,000 shares of common stock at exercise price $0.06 through 2011 Private Placement.	Private investor	NA	$0.05 per share/NA
April 4, 2012	818,412 shares of common stock issued through loan conversion.	Private investor	NA	$0.0312 per share/NA

May 8, 2012	312,500 shares of common stock issued through loan conversion.	Private investor	NA	$0.0324 per share/NA
May 31, 2012	937,500 shares of common stock issued through loan conversion.	Private investor	NA	$0.0162 per share/NA
June 4, 2012	Three-year Warrants to purchase 30,000 shares of common stock at an exercise price of $0.043 per share issued for service	Consultant	NA	$-0-/NA
June 7, 2012	Three-year Warrants to purchase 20,000 shares of common stock at an exercise price of $0.043 per share issued for service	Consultant	NA	$-0-/NA
July 2, 2012	818,412 shares of common stock issued through loan conversion.	Private investor	NA	$0.0312 per share/NA
July 2, 2012	4,375,000 shares of common stock issued in connection with loan transaction	Private investor	NA	$0.04 per share/NA
July 2, 2012	Three-year Warrants to purchase 1,470,588 shares of common stock at an exercise price of $0.034 per share issued for compensation to directors of the Company	Board of directors	NA	$0/NA
July 3, 2012	4,187,500shares of common stock and three year warrants to purchase 1,046,875 shares of common stock at exercise price $0.048 through conversion of customer deposit	Private investor	NA	$0.04 per share/NA
July 3, 2012	1,500,000 shares of common stock issued through loan conversion	Private investor	NA	$0.0208 per share/NA
July 23, 2012	1,500,000 shares of common stock issued through loan conversion	Private investor	NA	$0.0156 per share/NA
July 27, 2012	187,500 shares of common stock issued for service	Private investor	NA	$0.04 per share/NA
July 31, 2012	446,429 shares of common stock issued through loan conversion	Private investor	NA	$0.0168 per share/NA
August 2, 2012	1,056,338 shares of common stock issued through loan conversion	Private investor	NA	$0.0142 per share/NA
August 6, 2012	1,495,637 shares of common stock issued through loan conversion	Private investor	NA	$0.0162 per share/NA
August 6, 2012	1,692,308 shares of common stock issued through loan conversion	Private investor	NA	$0.0156 per share/NA
August 8, 2012	1,323,529 shares of common stock issued through loan conversion	Private investor	NA	$0.0136 per share/NA
August 10, 2012	468,750 shares of common stock issued through loan conversion	Private investor	NA	$0.0160 per share/NA
August 22, 2012	1,250,000 shares of common stock issued through loan conversion	Private investor	NA	$0.0120 per share/NA
August 22, 2012	3,866,908 shares of common stock issued through loan conversion	Private investor	NA	$0.0117 per share/NA
August 28, 2012	1,165,049 shares of common stock issued through loan conversion	Private investor	NA	$0.0103 per share/NA
August 31, 2012	1,125,000 shares of common stock and three year warrants to purchase 281,250 shares of common stock at exercise price $0.024 through 2011 Private Placement	Private investor	NA	$0.02 per share/NA
August 31, 2012	1,125,000 shares of common stock and three year warrants to purchase 281,250 shares of common stock at exercise price $0.024 through 2011 Private Placement	Private investor	NA	$0.02 per share/NA
September 5, 2012	1,658,333 shares of common stock issued through loan conversion	Private investor	NA	$0.0096 per share/NA
September 6, 2012	4,473,684 shares of common stock and three year warrants to purchase 1,118,421shares of common stock at exercise price $0.0228 through 2011 Private Placement	Private investor	NA	$0.00190 per share/NA
September 10, 2012	980,392 shares of common stock and three year warrants to purchase 245,098shares of common stock at exercise price $0.02 through 2011 Private Placement	Private investor	NA	$0.00196 per share/NA
September 11, 2012	644,460 shares of common stock issued through loan conversion	Private investor	NA	$0.0117 per share/NA
September 17, 2012	852,273 shares of common stock issued through loan conversion	Private investor	NA	$0.0088 per share/NA
September 20, 2012	10,227,052 shares of common stock issued through loan conversion	Private investor	NA	$0.0085 per share/NA

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

None.

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

PureSafe Water Systems, Inc.

Dated: November 21, 2012	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer