Form 10-K
period 2012-12-31
PureSafe Water Systems, Inc.
filed 2013-04-16
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30544

PureSafe Water Systems, Inc.
 (Name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Dupont Street, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)

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

As of April 5, 2013, 809,346,722 shares of the common stock of the registrant were issued and outstanding.

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

We have generated our first sale of the FRWS in December of 2011, and our second and third sales in the last quarter of 2012. Accordingly, we are no longer deemed to be a development state enterprise. We are, however, an early stage commercial enterprise. The accompanying financial statements have been prepared assuming our company will continue as a going concern. The PureSafe FRWS is the product line by which we have generated our first significant sales since 2001.

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

We have developed a patent pending “PureSafe First Response Water System” (“PureSafe FRWS”) that is self-contained and purifies most types of contaminated fresh or service water, including seawater that may be found at a first response emergency site. This system is uniquely mobile, by helicopter or transported by truck. The initial PureSafe FRWS prototype was developed using advanced Israeli water treatment technology. The original prototype was capable of producing 10,000 gallons of water per day, but could not desalinate sea water, and did not have a built in generator or water bagging capability. Adhering to the original treatment train and process, we have since built a 2nd prototype (FRWS unit). The FRWS unit can produce EPA compliant drinking from contaminated fresh or surface water at the rate of 30,000 gallons per day, to provide drinking water to 45,000 people. The unit has a built in generator and water bagging capability at the rate of 30,000 ½ liters bags of water per day (16.9 ozs). This represents approximately 5,000 gallons of water. The unit also has a built-in Water Filling Station that can provide an additional 25,000 gallons of water that can be delivered in various formats. To prevent secondary contamination, the system has the capability of disinfecting contaminated containers by spraying the insides of the containers with ozonated water. The unit can be easily converted into a stationary unit to provide for daily needs of a population lacking safe drinking water. This system has received Gold Seal Certification from the Water Quality Association, a significant accomplishment. In addition, the Nassau County Department of Health independently tested the PureSafe FRWS unit’s water quality and the results exceeded all testing parameters.

Recent Developments

We have recently entered into two agreements with regard to the engineering and distribution and sale of our PureSafe™ First Response Water System” line of mobile water decontamination and purification systems. On January 24, 2013, we signed an Engineering Package Agreement (“ETG Agreement”) with ETG/Engineering Technologies Group, Inc. (“ETG”), Hopkinton, Massachusetts, for ETG to provide detailed electronic engineering drawings and purchase specifications for our water purification and filtration product, an engineering package to facilitate the outsourcing of the assembly, sub-assembly and manufacturing of our product. On January 25, 2013, we entered into an Exclusive Sales and Marketing Agreement (the “Distribution Agreement”) with Global Equipment Marketing, Inc. (“GEM”), Hopkinton, Massachusetts, a distribution and marketing company. Under the Distribution Agreement GEM is, on an exclusive basis, responsible for promoting and selling our products at their cost and expense. GEM will sell and market the products under a dba entitled PureSafe Water Systems Sales, and all products will be sold under our brand name. GEM will sell and market our products to end users worldwide and will receive a discount from the list prices of our products in connection with sales to its dealers, distributors, representatives and resellers. Under the Distribution Agreement, we remain responsible for the design and manufacturing of our products. The initial term of the Distribution Agreement is five years, renewable for subsequent one year terms if neither party gives notice of termination.

Products

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

Manufacturing

In September 2009, we formed PureSafe Manufacturing and Research Corporation, as a wholly owned subsidiary of PureSafe Water Systems, Inc. In May of 2010, we signed a lease for a manufacturing facility of 15,000 sq ft in Plainview, New York, in close proximity to our headquarters. We moved our headquarters into the manufacturing facility in March 2012. In January of 2013 we entered into an Engineering Package Agreement with ETG/Engineering Technologies, Group, Inc. The Company plans to have the ability to meet future market demands by having the capability to outsource production of our product

Components

The PureSafe FRWS system has been designed to utilize readily available off-the-shelf components and sub-systems. Sub-systems and components are available from multiple manufacturers. We do not believe that obtaining raw materials will be difficult, however some components require a twelve (12) week lead time for ordering.

Competition

We have identified the need for providing potable drinking water during emergencies as well as a permanent solution to populations that have little mobility because of infrastructure failures and need drinking water immediately to sustain life. It is anticipated that individual PureSafe FRWS units will be delivered by the owners to areas where the populations are clustered so that potable drinking water in disinfected portable containers can be provided in an efficient manner.

This is a far different market than that addressed by a large segment of the industry which has concentrated on the multi-billion dollar municipal water treatment sector, or the small end of the marketplace for inexpensive more personal water filtration needs.. The municipal solution requires significant investment for infrastructure development ( e.g ., building plants and laying miles of distribution pipes). Products for residential or remote developing world markets do not offer the performance or features to meet the needs of the first response market or the needs of the underdeveloped nations of the world. In summary, although we face competition from numerous competitors, we believe the combined capability of water decontamination and delivery system of our PureSafe FRWS is unique to the market.

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

Sources; Water.org, UN reports, WHO

Market Penetration and Marketing Plan

Our management understands that, to be successful, we will need to create an effective sales organization to promote our brand and product attributes through a variety of outlets and formats with clear branding messages. With this in mind, our marketing plan is based on the following key components:

●
Strategic Alliances –. In January 2013 we entered into a strategic and exclusive agreement with Global Equipment Marketing, Inc. (GEM). GEM will sell and market our products as a dba PureSafe Water System Sales.

●
Direct Marketing and Sales – The marketing and sales plan will initially focus on short term developed business opportunities where money is currently available. The sales effort will be by both direct sales, development of an international dealer distribution network, and through the assistance of sales consultants and respresentatives.

Intellectual Property

The Company filed for a U.S. continuation patent for the PureSafe FRWS on October15, 2009 and this patent application is currently pending.

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not necessarily protect intellectual rights to as great an extent as do the laws of the United States. Monitoring and identifying unauthorized use of broadly disseminated products is difficult.

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

Research and Development

We expect that continued research and development will be conducted by ETG/Engineering Technologies Group, Inc. going forward after they complete their initial task under the agreement in place.

Our expenditures for research and development activities in fiscal 2012 were $62,032, and in fiscal 2011 were $199,617.

Insurance

The Company maintains a $2 million general business liability policy. We believe such insurance coverage to be adequate for our current requirements. No assurance can be given that adequate insurance coverage, at reasonable cost or otherwise, will be available in the future.

Employees

As of March 20, 2013, the Company employed a Chief Executive Officer, a Chief Financial Officer, a Chief Operating Officer, a Controller, one full time administrative employee in our headquarters and two full time staff in the production facility.

We have no collective bargaining agreement with any of our employees.

ITEM 1A.   RISK FACTORS.

We will need additional capital to finance existing obligations and to fund our operations and growth and we may not be able to obtain additional capital at all, or to obtain capital under terms acceptable to us.

We are seeking to raise up to $2.5 million additional capital. Due to our strategic alliance with GEM and ETG our financial requirements have been reduced. We anticipate that this amount of capital, if fully raised, will satisfy our financial obligations for approximately 24 months. In addition, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, therefore creating the need for additional capital. Historically, cash generated from operations has not been sufficient to fund our capital requirements, and we have relied upon sales of securities, and loans from our officers to fund our operations. We cannot assure you that we will have sufficient funds available to meet our working capital requirements, or that we will be able to obtain capital to finance operations on favorable terms or at all. If we do not have, or are otherwise unable to secure necessary working capital, we may be unable to fund the continued manufacture of PureSafe units, and we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, any of which could harm our business.

We have a history of losses and we may continue to incur losses in the future and/or we may never achieve or maintain profitability.

Our financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses from operations, an accumulated deficit since - inception in 1987 of approximately $45 million and $2.8 million for the year ended December 31, 2012 and have a working capital deficiency of approximately $4.6 million as of December 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We maintain a $2,000,000 general and product liability policy which covers the manufacture and marketing of our products. Although we believe our insurance coverage to be adequate, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance and condition.

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

We will experience competition from a large number of more established firms in the market for water purification systems. Many of these companies are much larger and have substantially greater financial resources than us. In addition, our potential competitors in many cases already have customers to which they have sold water purification systems and these systems have an operating track record, in contrast to our FRWS which is a relatively new productin the market.

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

ITEM 2.   PROPERTIES.

Until March 2012, we maintained our principal place of business at 25 Fairchild Avenue - Suite 250, Plainview, NY 11803 under a 7-year lease expiring in April 2015. The lease calls for a monthly base rent of $5,502 through June 2012 with annual increases in the monthly base rent. We are required to pay for all applicable utilities, maintenance costs and real estate taxes, which averaged approximately $3,200 per month during the period in 2011. The facility has 5,300 square feet in space and served as our headquarters, executive offices, and showroom.

In March 2012 management exercised a Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue. Accordingly the Company recorded a charge of $34,707 for the loss on abandonment of property. The landlord Fairchild Warehouse Assoc., LLC is claiming damages on the abandonment of the space.

On May 24, 2010, effective July 1, 2010, the Company entered into a two-year lease in Plainview, New York. The facility is to serve as the Company’s production facilities, as well as its’ headquarters Under the terms of the lease the Company paid a deposit of approximate $21,400. The minimum monthly lease payments due under this lease are approximately $6,000 for the period July 1, 2010 through June 30, 2011 and approximately $10,700 for the period July 1, 2011 through June 30, 2012.

On June 28, 2012, the Company signed a lease renewal agreement to extend our lease at 160 Dupont Street for another three years with minimum annual lease payments due under this lease are $134,160 for 2013, $138,185 for 2014 and $70,114 for 2015.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC, as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages requested in the amount of $141,721.

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, by Levin Consulting Group LLC, as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company.

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

Quarter Ended	High Bid Price	Low Bid Price
March 31, 2011	$0.118	$0.110
June 30, 2011	0.067	0.046
September 30, 2011	0.104	0.096
December 31, 2011	0.062	0.058

March 31, 2012	0.066	0.04
June 30, 2012	0.062	0.02
September 30, 2012	0.018	0.01
December 31, 2012	0.02	0.003

March 31, 2013	0.019	0.008

Holders

As of April 5, 2013, we had approximately 565 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2012 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

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

Date of Grant/Issuance	Number of Warrants Granted	Exercise Price	Expiration Date	Name of Holder, if a Director or Executive Officer

04/17/09	4,000,000	0.0410	04/17/14	CEO
09/28/09	250,000	0.0480	09/27/14
02/01/10	25,000	0.0510	01/31/15
03/08/10	2,000,000	0.0520	03/07/15	CEO
03/08/10	2,000,000	0.0520	03/07/15	V.P. of International Markets
04/21/10	423,729	0.0590	04/20/15
06/21/10	70,622	0.0590	06/21/15
06/21/10	70,622	0.0590	06/20/15
07/29/10	70,622	0.0590	07/28/15
08/05/10	75,000	0.0960	08/04/13
08/31/10	70,622	0.0590	08/30/15
09/30/10	70,622	0.0590	09/29/15
10/29/10	70,622	0.0590	10/28/15
12/29/10	50,000	0.1000	12/28/13
03/21/11	500,000	0.1350	03/20/14
11/1/11	500,000	0.0800	10/31/14	COO
11/18/11	250,000	0.0850	11/17/14
11/28/11	2,000,000	0.0700	11/28/16	CFO
01/01/12	215,517	0.0580	01/01/15	CEO
01/01/12	215,517	0.0580	01/01/15	CFO
01/01/12	215,517	0.0580	01/01/15	Director
01/01/12	215,517	0.0580	01/01/15	Director
01/01/12	215,517	0.0580	01/01/15	Director
04/02/12	260,417	0.0480	04/02/15	CEO
04/02/12	260,417	0.0480	04/02/15	CFO
04/02/12	260,417	0.0480	04/02/15	Director
04/02/12	260,417	0.0480	04/02/15	Director
04/02/12	260,417	0.0480	04/02/15	Director
06/04/12	30,000	0.0430	06/07/15
06/07/12	20,000	0.0430	06/07/15
07/02/12	367,647	0.0340	07/02/15	CEO
07/02/12	367,647	0.0340	07/02/15	CFO
07/02/12	367,647	0.0340	07/02/15	Director
07/02/12	367,647	0.0340	07/02/15	Director
10/25/12	15,000,000	0.0060	10/25/17	CEO
10/25/12	15,000,000	0.0060	10/25/17	CFO
10/25/12	3,000,000	0.0060	10/25/17	COO
10/25/12	1,500,000	0.0060	10/25/17	Director
10/25/12	1,500,000	0.0060	10/25/17	Director
11/05/12	961,538	0.0130	11/05/15	CEO
11/05/12	961,538	0.0130	11/05/15	CFO
11/05/12	961,538	0.0130	11/05/15	Director
11/05/12	961,538	0.0130	11/05/15	Director

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

The 2008 Plan provides for its administrator (i.e., our board of directors, or a committee of the board in which each member will be an independent director) to have full authority, in its discretion, to:

•	select the persons, to whom awards will be granted,
•	grant awards,
•	determine the number of shares to be covered by each award,
•	determine the type, nature, amount, pricing, timing and other terms of each award, and
•	interpret, construe and implement the provisions of the 2008 Plan, including the authority to adopt rules and regulations.

Participation in the 2008 Plan is limited to our:

•	employees, including officers,
•	directors,
•	consultants and
•	advisors.

Under the 2008 Plan, we are authorized to award:

•	stock options,
•	stock bonuses,
•	restricted stock,
•	stock appreciation rights, commonly referred to as “SARs,”
•	performance grants and
•	other types of awards.

The total number of shares of our common stock reserved and available for grant and issuance pursuant to the 2008 Plan is 30 million. As of December 31, 2012 and through March 31, 2013, no options, warrants, and rights were awarded under 2008 Plan.

ITEM 6.   SELECTED FINANCIAL DATA.

Disclosure under Item 6 is not required of smaller reporting companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Recent Developments

We have developed a patent pending “PureSafe First Response Water System” (“PureSafe FRWS”) that is self-contained and purifies essentially any type of raw water source or decontaminate any contaminated water without prior knowledge of the contaminants, including seawater that may be found at a first response emergency site. This system is uniquely mobile, by helicopter or transported by truck. The initial PureSafe FRWS prototype was developed using advanced Israeli water treatment technology. The original prototype was capable of producing 10,000 gallons of water per day, but could not desalinate sea water, and did not have a built in generator or water bagging capability. Adhering to the original treatment train and process, we have since built a 2nd prototype (FRWS unit). The FRWS unit can produce EPA compliant drinking water at the rate of 30,000 gallons per day, to provide drinking water to 45,000 people. This system has received Gold Seal Certification from the Water Quality Association in September 2010, was re-certified in April 2011 and January 2013, a significant accomplishment. In addition, the Nassau County Department of Health independently tested the PureSafe unit’s water quality and the results exceeded all testing parameters. The FRWS-30K unit was designed to meet the output, ease of operation, mobility and water quality requirements as described in the “Operational Requirements Document” issued by the U.S Department of Homeland Security (2009) for emergency water supplies.

Under our Exclusive Sales and Marketing Agreement with GEM present and future distributors and representatives will be integrated with GEM’s existing worldwide distributor network. GEM has appointed a Product Manager for our technology.

We entered into an Engineering Package Agreement in January 2013 with ETG/Engineering Technologies Group, Inc. ETG will re-engineer and value engineer the system so that production can be outsourced. This should allow for the Company to meet future demands for the product.

Theresa Bischoff joined the Board of Directors on January 7, 2013 and John Gibb resigned from the Board as he had a conflict with a new appointed position in Mass.

We have sold three FRWS units, one being sold to an end user in the oil and gas exploration business in Texas ( delivered in Dec 2011), the second sold to the Department of Military and Veterans Affairs for the State of Alaska (delivered in the first quarter of 2012) and the third sold to the State of Vera Cruz, Mexico in the fourth quarter of 2012. All of the sold units were manufactured in our production facility.

In March 2012 we participated in the Long Island Capital Alliance/Homeland Security Conference and presented PureSafe to an investment community audience.

In May 2012 we demonstrated our system at the LI/NYC Emergency Responder Conference in Uniondale, NY. This is a statewide conference focusing on Emergency Response issues.

Plan of Operations

Our plans for the next twelve months include;

Raising $2.5 million in capital in two tranches, $1.0 million within the first six months of 2013 and an additional $1.5 million if needed in the fourth quarter of 2013.

●	With our new strategic alliance with Global Equipment Marketing, Inc. (GEM) we anticipate additional sales volume to commence in the second quarter of 2013.

●	The engineering package is expected to be completed by ETG/Engineering Technologies Group, Inc. by the second quarter of 2013.

●	Identify strategic outsourced facilities to assemble our product in conformity with our detailed engineering drawings.for standardization.

●	GEM will identify marketing opportunities both domestically and internationally.

●	Filing of all required foreign patent applications for the PureSafe FRWS. We will identify all the potential markets in which we need patent protection.

●	Continued participation in water industry conferences relating to target markets.

●	Restructuring the liability side of the Balance Sheet to clean up outstanding debt

●	Examining options in recapitulation of the Company

●	Creating a strong investor relations program to expand our shareholder base and to disseminate information about our Company

No assurance can be given that any of the above items will be completed during the next twelve months or at any time in the future. Further, completion of all of such items does not guaranty that we will generate any revenue or become profitable at any time in the future.

Going Concern

At December 31, 2012, our stockholders’ deficiency was $4,483,108 as compared to $3,680,358 at December 31, 2011. Negative working capital was $4,610,445 at December 31, 2012 as compared to $3,924,608 at December 31, 2011.

We continue to suffer recurring losses from operations and have an accumulated deficit since inception (1987) of approximately $45 million. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern. The Independent Registered Public Accounting Firm’s report on our financial statements included elsewhere herein contains an explanatory paragraph about conditions that raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to bring our products to market and generate revenues, control costs, operate profitably and obtain additional financing, as required and on reasonable terms. Our plans with respect to these matters include restructuring our existing debt and raising additional capital through future issuances of stock and/or debt. We plan to raise an additional $2.5 million in the next twelve months. This reduced funding requirement takes into consideration a reduction in our burn rate and the alliance with GEM and ETG.

We believe that based on the new dynamics with our strategic relationship, the Company can be cash positive with the sale of 12 FRWS units.

We have no assurance that such financing will be available on terms advantageous to us, or at all. However, should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain of our operational activities.

Results of Operations

Revenues. We recognized $495,000 revenues for the year ended December 31, 2012 and $287,215 for the year ended 2011, respectively.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2012 was $669,535 and 2011 was $399,350.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2012 was $2,442,130, compared to $2,984,959 for the 2011 fiscal year, a $542,829 or 18% decrease.

The 18%, or $542,829, decreased was the result of management decision to utilize limited funds on vital activities and scaled back on activities that the management deemed not urgent at this time.

The followings are analysis into some other categories that also have significant fluctuations between 2012 and 2011. Consulting fees decreased $27,250 from $45,500 in 2011 to $18,250 in 2012. Insurance increased $10,320 from $73,237 to $83,557 in 2012. The increase was mainly from the increase of workers’ compensation insurance premium. Total auto expense decreased $26,906 from $44,148 in 2011 to $17,242 in 2012. Directors’ fees decreased $117,000 from $225,000 in 2011 to $108,000 in 2012. The warrants were valued at fair value, using black-scholes model on the date the warrants were awarded. Although general marketing related expenses decreased $59,449, from $72,158 in 2011 to $12,709 in 2012, because of a one-time adjustment we made to accrue $161,111 consulting fee to a consultant in 2012, total marketing expense increased $77,895 from $135,658 in 2011 to $213,553 in 2012. Stock-based compensation decreased $1,353,611 from $1,821,711 in 2011 to $449,700 in 2012. The 1,353,611 or 74% decrease in Stock-based compensation are the combination of two factors: 1.) we have awarded approximately 4 million less of shares of common stock in 2012 than in 2011 for service, compensation, etc.; 2.) the market price of our share in 2012 is much lower than in 2011, thus the fair value of the stock-based compensation were lower. Amortization expense increased $123,054 from $8,479 in 2011 to $131,532 in 2012 was largely due to the high financing cost in connection with our financing activities in 2012.

Research and development. Research and development expenses in 2012 were $62,032, compared to $199,617 in 2011, a decrease of $137,585 or 69%. In 2011, we spent approximately $200,000 in Research & development making modifications and reengineering based on the firs FRWS prototype we built in 2010. In 2012, we focused most of our resources on production activities and scaled back the funds available to research and development. We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Interest expense - non-debt discount related incurred in 2012 and 2011 was $365,529 and $258,389, respectively. The $107,140 or 41% increase was primarily from i) accrued interest from the outstanding promissory notes that we issued over the years to multiple lenders which include our Chief Executive Officer and Chief Financial Officer.

Interest expense - debt discount related Debt discount related interest expense incurred in 2012 and 2011 was $796,040 and $462,843, respectively, a $333,197 or 72% increase. Most debt discount related interest expense incurred in 2012 is related to an aggregate total of $1,084,361 convertible loans we received in 2012.

Change in fair value of warrants and embedded conversion options. Changes in fair value of warrants and embedded conversion options for year ended December 31, 2012 and 2011 were $998,300 and $362,800 respectively.

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

The change in fair value of warrants and embedded conversion options for any period is always primarily the result of the following factors. The first factor is the fair value we recorded as the result of new issuances of warrants and the embedded conversion value in the convertible loans incurred in 2012 and 2011. The second factor is the reduction of outstanding options or warrants at the end of each period due to warrant/options exercise or warrants/options expired at the end of each period. The third factor is the fluctuation of the Company’s stock price. The closing price per share for the Company’s common stock on December 31, 2012 was $0.004 which was significantly lower compared with $0.058, the closing price per share for prior period.

Liquidity and Capital Resources

As of December 31, 2012, we maintained a cash balance of $63,571 as compared to $118,228 at December 31, 2011 a decrease in the cash balances of $54,657.

Net cash used in the operating activities was $974,400 and $1,646,860 in 2012 and 2011, respectively.

Net cash used in capital expenditures in 2012 and 2011 was $0 and $7,400 respectively.

We raised $412,270 and $442,000 through sales of our common stock, in 2012 and 2011 respectively. We received $0 from investors who exercised their warrants to purchase common stock in 2012 and $236,420 raised through the exercise of warrants in 2011. We raised $768,500 and $425,000 through debt financing in 2012 and 2011 respectively. Proceeds received from officers and directors’ loans were $105,000 and $225,000 in 2011 and 2010 respectively. Cash Paid for loan costs were $130,024 and $14,250 in 2012 and 2011 respectively. We repaid $104,000 and $40,000 loan principal in 2012 and 2011 plus accrued interest to our Chief Executive Officer and Chief Financial Officer.

From all the above activities, net cash provided by financing activities was $919,740 and $1,605,730, in 2012 and 2011, respectively.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2012	2011
Risk-free interest rate	0.36%	0.36%
Expected life, in years	3 years	3 years
Expected volatility	117%	112%
Dividends	0%	0%

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

Effects of Recent Accounting Policies

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

We have audited the accompanying consolidated balance sheets of PureSafe Water Systems, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PureSafe Water Systems, Inc. and Subsidiary as of December 31, 2012 and 2011 and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2012 and 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP
New York, New York
April 16, 2013

PureSafe Water Systems, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS

Current Assets:
Cash	$63,571	$118,228
Inventories	322,718	498,093
Prepaid expenses and other current assets	54,478	56,674
Total Current Assets	440,767	642,995

Property and equipment, net of accumulated depreciation of $164,710 and $151,760, respectively	49,014	136,718
Patents and trademarks, net of accumulated amortization of $41,816 and $35,712, respectively	58,068	64,1726
Other assets	28,451	58,560
TOTAL ASSETS	$576,300	$902,445

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$695,589	$582,446
Accrued compensation	972,286	402,249
Deferred Rent Payable	7,050	32,800
Accrued consulting and director fees	144,000	144,000
Customer deposits	149,588	130,000
Convertible notes payable to officers and directors (including accrued interest of $138,132 and $83,932 and net of debt discount of $0 and $12,623, respectively)	811,132	743,309
Convertible promissory notes (including accrued interest of $141,564 and $83,929 and net of debt discount of $80,606 and $39,923 respectively)	1,111,110	989,006
Promissory notes payable (including accrued interest of $220,295 and $190,521, respectively)	706,829	838,265
Fair value of detachable warrants and conversion option	263,300	515,200
Accrued dividends payable	190,328	190,328
Total Current Liabilities	5,051,212	4,567,603

Long Term Liabilities:
Notes Payable	8,196	15,200
Total Long Term Liabilities	8,196	15,200
TOTAL LIABILITIES	5,059,408	4,582,803

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,195 and 184,144 shares issued and outstanding as of December 31, 2012 and 2011, respectively. (liquidation preference $2,917,150 and $2,808,850, as of December 31, 2012 and December 31, 2011, respectively)	184	184
Common stock, $.001 par value; 800,000,000 authorized;561,343,935 shares issued and 561,339,535 shares outstanding at December 31, 2012; 340,389,004 shares issued and 340,384,604 outstanding at December 31, 2011	561,343	340,388
Additional paid-in capital	40,423,615	38,667,448
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - (including accrued interest of $93,825 and $73,538, respectively)	(431,025)	(410,738)

Accumulated deficit	(45,031,457)	(42,271,872)
Total Stockholders’ Deficiency	(4,483,108)	(3,680,358)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$576,300	$902,445

The accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011
Sales	$495,000	$287,215

Cost of Sales	669,535	399,350

Gross Profit (Loss)	(174,535)	(112,135)

Operating Expenses:

Compensation and related benefits, including stock-based compensation of $449,700 and $1,175,225 for the years ended December 31, 2012 and 2011, respectively	1,232,140	1,821,711

Insurance and medical benefits	83,557	73,237

Research and development	62,032	199,617

Professional, legal and consulting fees	212,145	201,007

Marketing	213,553	135,658

Occupancy	263,116	267,969

Loss on abandonment of property	34,709	--

Other administrative and general	340,879	285,760

Total Operating Expenses	2,442,130	2,984,959

Loss from Operations	(2,616,665)	(3,097,094)

Other Income (Expense):

Other income	20,349	20,379

Interest expense, including interest to related parties of $70,720 and $65,731 for the years ended December 31, 2011 and 2010, respectively	(1,161,569)	(721,233)

Change in fair value of warrants and embedded conversion options	998,300	362,800

Total Other Income (Expense)	(142,920)	(338,054)

Net Loss	(2,759,585)	(3,435,148)

Dividend on preferred stock	(108,300)	(108,300)

Net Loss Attributable to Common Stockholders’	$(2,867,885)	$(3,543,448)

Net Loss Attributable to Common Stockholders Per Share basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	380,943,197	331,986,316

The accompanying notes are an integral part of these consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Year ended December 31, 2012

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	At Cost	Receivable	Deficit	Deficiency
BALANCE – January 1, 2011	184,144	$184	319,026,726	$319,026	$37,203,196	$(5,768)	$(390,508)	$(38,836,724)	$(1,710,594)

Proceeds from Sale of Common Stock	--	--	5,119,065	5,119	436,881	--	--	--	442,000

Proceeds from exercise of warrants	--	--	4,966,244	4,965	231,455	--	--	--	236,420

Common stock issued for loan conversion	--	--	2,539,747	2,540	136,557	--	--	--	139,097

Common stock issued for repayment of debt	--	--	86,670	87	11,353	--	--	--	11,440

Common stock issued for services	--	--	8,650,552	8,651	938,874	--	--	--	947,525

Warrant issued for stock-based compensation	--	--	--	--	154,800	--	--	--	154,800

Accrued interest	--	--	--	--	--	--	(20,230)	--	(20,230)

Reclassification of equity instruments to derivate liabilities	--	--	--	--	(693,900)	--	--	--	(693,900)

Warrants granted in connection with debt	--	--	--	--	103,132	--	--	--	103,132

Financing cost extension of warrants	--	--	--	--	85,700	--	--	--	85,700

Amortization of warrants and options for employees and non-employees	--	--	--	--	59,400	--	--	--	59,400

Net loss	--	---	--	--	--	--	--	(3,435,148)	(3,435,148)

BALANCE – December 31, 2011	184,144	$184	340,389,004	$340,388	$38,667,448	$(5,768)	$(410,738)	$(42,271,872)	$(3,680,358)

Proceeds from sale of common stock:	--	--	51,227,383	51,227	361,043	--	--	--	412,270

Common stock issued for loan conversion	--	--	158,491,010	158,491	693,061	--	--	--	851,552

Common stock issued for services	--	--	2,674,038	2,675	165,225	--	--	--	167,900

Common stock issued in connection with debt	--	--	4,375,000	4,375	170,625	--	--	--	175,000

Common stock issued for settlement of customer deposits (includes $37,500 of stock based compensation)	--	--	4,187,500	4,188	163,312	--	--	--	167,500

Issuance of Series B Preferred Stock	51		--	--	--	--	--	--	--

Reclassification of derivative liability	--	--	--	--	(80,100)	--	--	--	(80,100)

Warrants issued for services	--	--	--	--	283,000	--	--	--	283,000

Accrued interest	--	--	--	--	--	--	(20,287)	--	(20,287)

Net loss								(2,759,585)	(2,759,585)

BALANCE- December 31, 2012	184,195	$184	561,343,935	$561,343	$40,423,615	$(5,768)	$(431,025)	$(45,031,457)	$(4,483,108)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011

Cash Flows from Operating Activities:

Net loss	$(2,759,585)	$(3,435,148)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	52,997	83,313
Amortization of patents and trademarks	6,104	6,104
Loss on abandonment of property	34,707	--
Financing cost, warrant extension	--	85,700
Interest expense – amortization of deferred financing cost	125,428	2,375
Interest expense – Penalty interest	9,000	--
Stock based compensation	505,600	1,175,225
Loss on conversion of convertible notes to notes payable	85,000	--
Deferred rent	(25,750)	32,800
Interest receivable	(20,287)	(20,232)
Accretion of debt discount	796,040	462,843
Change in fair value of warrants and embedded conversion option	(998,300)	(362,800)
Change in assets and liabilities -
Prepaid expenses and other current assets	2,196	25,023
Inventories	145,375	(25,278)
Other assets	34,705	(9,405)
Customer deposits	149,588	130,000
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	882,779	202,618
Net Cash Used in Operating Activities	(974,403)	(1,646,860)

Cash Flows from Investing Activities:
Patent costs	--	(7,400)
Net Cash Used in Investing Activities	--	(7,400)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	412,270	442,000
Proceeds from exercise of warrants	--	236,420
Proceeds from convertible promissory note	768,500	425,000
Cash paid for loan costs	(130,024)	(14,250)
Proceeds from officers and directors convertible loans	105,000	225,000
Repayment of officers and directors loans	(104,000)	(40,000)
Proceeds from notes payable	75,000	337,092
Repayment of notes payable	(207,000)	(5,532)

Net Cash Provided by Financing Activities	919,746	1,605,730

Net (decrease) increase in cash	(54,657)	(48,530)

Cash at beginning of year	118,228	166,758

Cash at end of year	$63,571	$118,228

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$28,837	$32,939

Non-Cash Investing Activities:
Purchase of Equipment through long term financing	$--	$--

Non-Cash Financing Activities:
Compensation satisfied by issuance of common stock	$--	$--

Common stock issued in satisfaction of liabilities	$851,552	$150,537

Common stock issued in connection with debt	$175,000	--

Common stock issued for the settlement of a customer deposit	$130,000	--

Reclassification of equity instrument to derivative liabilities	$(80,100)	$685,600

Conversion of convertible notes payable to notes payable	$185,000	$--

Conversion of notes payable and interest to convertible notes payable	$207,770	$--

Warrants granted in connection with debt	$--	103,132

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $2.9 million and $3.4 million for each of the years ended December 31, 2012 and 2011, respectively. The Company has a working capital deficit of approximately $4.6 million and $3.9 million, and a stockholders’ deficiency of approximately $4.5 million and $3.7 million at December 31, 2012 and 2011, respectively.

The Company continues to incur recurring losses from operations and has an accumulated deficit since inception (1987) of approximately $45 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon the Company’s ability to bring products to market and generate revenues, control costs, operate profitably and obtain additional financing, as required and on reasonable terms. The Company plans with respect to these matters include restructuring our existing debt and raising additional capital through future issuances of stock and/or debt. The Company’s plans to raise an additional financing in the next twelve months.

The Company can provide no assurance that such financing will provide available on terms advantageous to the Company, or at all. However, should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain of its operational activities.

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

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2012 and 2011 the Company did not have any cash equivalents.

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

Patents and Trademarks

Patents and trademarks are amortized ratably over nine to fourteen years. The Company assesses the carrying value of its patents for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2012 and 2011.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2012	2011
Assumptions:
Risk-free interest rate	0.36%	0.36%
Expected life	3 years	3 years
Expected volatility	117%	112%
Dividends	0%	0%

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses. The Company incurred a charge of approximately $213,553 and $135,658 for the years ended December 31, 2012 and 2011, respectively.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Income Taxes

Income taxes are accounted for under ASC 740, "Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carry overs. Valuation allowances are established when necessary to reduce deferred assets to amounts more likely than not to be realized.

Loss Per Share

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of warrants and convertible preferred stock. Common stock equivalents were excluded from the computation of diluted loss per share since their inclusion would be anti-dilutive.

Total shares issuable upon the exercise of warrants and the conversion of preferred stock and convertible debt for the years ended December 31, 2012 and 2011, were comprised as follows:

	As of December 31,
	2012	2011
Warrants	85,652,403	27,520,997
Convertible debt	187,297,345	19,564,618
Series F preferred stock	1,545,760	1,545,760
Total common stock equivalents	274,495,508	48,631,375

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

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011, respectively are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,

Embedded conversion feature	$--	$--	$68,800	$68,800
Warrant and option liability	$--	$--	$446,400	$446,400
December 31, 2011	$--	$--	$515,200	$515,200

Embedded conversion feature	$--	$--	$224,000	$224,000
Warrant and option liability	$--	$--	$39,300	$39,300
December 31, 2012	$--	$--	$263,300	$263,300

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2012 and 2011.

	Warrant Liability	Embedded Conversion Feature	Total
Balance January, 1, 2011	$--	$--	$--

Included in (income) expense	(252,800)	(110,000)	(362,800)
Included in liabilities	129,500	41,100	170,600
Included in stock based compensation	13,500	--	13,500
Included in stockholder's equity	556,200	137,700	693,930
Balance December 31, 2011	446,400	68,800	515,200

Included in (income) expense	(537,700)	(460,600)	(998,300)
Included in liabilities	28,100	621,000	649,100
Included in stock based compensation	17,200	--	17,200
Included in stockholder's equity	85,100	(5,000)	80,100
Balance December 31, 2012	$39,100	$224,200	$263,300

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2012 and 2011.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

Reclassifications certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform with the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of December 31, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011 , and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2012 and 2011:

	2012	2011
Leasehold improvement	$74,945	$149,700
Furniture and fixtures	49,265	49,265
Equipment	89,514	89,513
	213,724	288,478
Accumulated depreciation and amortization	(164,710)	(151,760)
Property and equipment, net	$49,014	$136,718

Depreciation and amortization expense was approximately $53,000 and $83,300 for the years ended December 31, 2012 and 2011, respectively.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 5 - PATENTS AND TRADEMARKS

Patents and trademarks as of December 31, 2012 and 2011 consist of the following:

	2012	2011
Patents	$97,164	$97,164
Trademarks	2,720	2,720
Total cost	99,884	99,884
Accumulated amortization	(41,816)	(35,712)
Patents and trademarks, net	$58,068	$64,712

Amortization expense for the years ended December 31, 2012 and 2011 was approximately $6,100.

The following table presents the Company's estimate for amortization expense for each of the five succeeding years and thereafter.

Year Ended December 31,
2013	$6,100
2014	6,100
2015	6,100
2016	6,100
2017	6,100
2018 and thereafter	27,568
$58,068

NOTE 6 – INVENTORIES

Inventories consist of the following at December 31, 2012 and 2011,

	2012	2011
Raw materials	$43,684	$347,183
WIP	--	120,910
Finished Goods	279,034	--
Total	$322,718	$468,093

The allowance for technological obsolescence was $0 at December 31, 2012 and 2011, respectively.

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE – Officers & Director

Convertible notes and notes payable – Officers & Director and accrued interest at December 31, 2012 and 2011 consists of the following:

	December 31,
	2012		2011
	406,682	(a)	368,134	(a)
	208,322	(b)	201,206	(b)
	57,260	(c)	60,517	(c)
	71,490	(d)	85,732	(x)
	42,378	(e)	40,344	(x)
	25,000	(f)

Total	811,132		755,933
Less long-term portion	--		--
Less debt discount			(12,623)
Current Portion	$811,132		$743,310

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

As of December 31, 2012 and 2011, the Company is reflecting a liability of $406,682 and 368,134 which includes $119,682 and $81,134 of accrued interest, respectively and the Company is not compliant with the repayment terms.

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

As of December 31, 2012, and 2011, the Company is reflecting a liability of $208,322 and $201,206 which includes $8,322 and $1,206 accrued interest, respectively and the Company is not compliant with the repayment terms.

(c)
On February 7, 2011, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer each made loans of $50,000 to the Company. The loans accrue interest at the rate of 10% per annum. In addition, the Company issued warrants to each officer to purchase 89,928 shares of common stock at an exercise price of $0.139 per share. The loans are due and payable by or on February 7, 2012. The loan is to be paid on the maturity date and the accrued interest is to be paid at the end of each month. The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. The conversion price was $0.139 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the notes in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $100,000 from the sales of the notes were recorded net of a debt discount of $33,612. The debt discount related to the relative fair value of the warrants and was charged to interest expense ratably over the term of the loan.

In 2011, the Company paid repaid $40,000 principal and paid $6,189 accrued interest. In 2012, the Company repaid $6,000 principal and paid $3,050 accrued interest.

As of December 31, 2012, and 2011, the Company is reflecting a liability of $57,260 and $60,517 which includes $3,260 and $517 accrued interest, respectively and the Company is not compliant with the repayment terms.

(d)
On March 16, 2011, the Company’s Chief Financial Officer made a loan of $85,000 to the Company. The loan accrues interest at the rate of 10% per annum. In addition, the Company issued warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share. The loan is due and payable by or on March 16, 2012. The loan is to be paid on the maturity date and the accrued interest is to be paid at the end of each month. The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. The conversion price was $0.122 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $85,000 from the sales of the note was recorded net of a debt discount of $28,610. The debt discount related to the relative fair value of the warrants and is being charged to interest expense ratably over the term of the note.

In 2012, the Company repaid $18,000 principal. As of December 31, 2012, and 2011, the Company is reflecting a liability of $71,490 and $85,732 which includes $4,490 and $517 accrued interest, respectively and the Company is not compliant with the repayment terms.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(e)
On March 28, 2011, the Company’s Chief Financial Officer made a loan of $40,000 to the Company. The loan pays interest monthly at the rate of 10% per annum. In addition, the Company issued warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 per share. The loan is due and payable by or on March 28, 2012. The loan is to be paid on the maturity date and the accrued interest is to be paid at the end of each month. The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. The conversion price was $0.12 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $40,000 from the sales of the note was recorded net of a debt discount of $13,472. The debt discount related to the relative fair value of the warrants and is being charged to interest expense ratably over the term of the note.

As of December 31, 2012 and 2011, the Company is reflecting a liability of $42,378 and $40,344 which includes $2,378 and $344 accured interest , respectively. The Company is not compliant with the repayment terms.

(f)
On February 13, 2012 and on October 5, 2012, the Company’s Chief Executive Officer each made a short term loan of $10,000and $15,000 to the Company. These loans were intended to be repaid within 2 months. No documents were prepared nor interest accrued. As of December 31, 2012, the Company is reflecting a liability of $25,000. The Company is not compliant with the repayment terms.

NOTE 8 – PROMISSORY NOTES PAYABLE

Notes payable and accrued interest at December 31, 2012 and 2011 consists of the following:

	December 31,
	2012		2011
	$15,221	(a)	$21,007	(a)
	75,000	(b)	75,000	(b)
	237,006	(c)	228,152	(c)
	165,628	(d)	188,064	(d)
	222,170	(e)	200,264	(e)
	--	(f)	140,978	(f)
Total	715,025		853,465
Less long-term portion	(8,196)		(15,200)
Current Portion	706,829		838,265

(a)
In February, 2010, the Company acquired a vehicle for business use. Cost of the vehicle is approximately $30,000 and the Company financed the entire cost. The financing term is approximately $500 per month for sixty months based on an annual interest rate of 9%. As of December 31, 2012, the Company is reflecting $15,221, as the unpaid principal.

The maturities of this note over the next three years are as follows:

For the Years Ending December 31,
2013	$6,370
2014	6,968
2015	1,883
Total	$15,221

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

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Under the advice of then outside counsel, the Company sent inquiries to various parties claiming an interest in the note and shares. The Company has not received a response from any of the parties contacted. In December 2009, the Company issued the remaining 1,250,000 shares to the note holder and recognized a gain on settlement of debt of approximately $203,000. The shares are currently held in an outside attorney’s escrow account for the benefit of the legal owner of the note. At December 31, 2012 and 2011, the Company is reflecting a liability of $75,000, which represents the unpaid settlement payment.

(c)
These are unsecured notes bearing interest at rates ranging from 10% to 15% per annum, and have no specific due date for repayment. The outstanding amount of $237,006 and $228,152 include principal of $83,222 and accrued and unpaid interest of $153,784 and $144,930 as of December 31, 2012 and 2011, respectively. No demands for repayment have been made by the note holders. As of December 31, 2012, the Company is not compliant with the repayment terms of the notes and is in technical default.

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
As of December 31, 2012 and 2011, the Company is reflecting a liability of $165,628 and $188,064 which includes accrued interest of $59,004 and $41,440, respectively. As of December 31, 2012 the Company is not compliant with the repayment terms of the notes and is in technical default.

(e)
In 2012, the Company raised $75,000 through issuing multiple promissory notes. These notes bear interest rate of 10% per annum and are due and payable between October 19 and October 26, 2012. As of December 31, 2012, the company is reflecting $76,452 which includes $1,452 of accrued interest.

At the request of multiple lenders, the Company converted $207,770 of note payable and accrued interest to convertible notes payable in 2012.

In September, at the request of the lender, the Company converted $100,000 of convertible notes payable to $185,000 of notes payable. The newly issued notes payable bear interest at rates of 6% and have maturity dates in December 2012 through January 2013. The Company is required to repay the notes payable in 5 installments with the final payment of $65,000 in January 2013. As of December 31, 2012, the company repaid $45,337.11 principal which consist $20,000 cash payment and $25,337 in issuing 8,774,761 shares of common stock.

As of December 31, 2012 and 2011, the Company is reflecting a liability of $222,170 and $200,264 which includes accrued interest of $7,507 and $3,174, respectively. As of December 31, 2012 the Company is not compliant with the repayment term of one of the notes and is in technical default.

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

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 9 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable and accrued interest at December 31, 2012 and 2011 consists of the following:

	December 31,
	2012		2011
	$1,191,716	(a)	899,819	(a)
	-	(b)	129,110	(b)
Total	1,191,716		1,028,929
Less Debt discount	(80,606)		(39,923)
Current Portion	1,111,110		$989,006

(a)
As of December 31, 2010, the Company has cumulative net liabilities of $428,475, net of $241,657 debt discount. The liability includes $645,000 unpaid convertible notes principal and $25,132 accrued interest for all the convertible notes the Company entered into prior to January 1, 2011. These notes mature in one year from the date issued and bear interest at 10% per annum and are convertible at the option of the holder in to shares of common stock. The conversion prices range from $0.044 to $0.07. As of January 1, 2011, the Company is not in compliance with the repayment terms of these notes.

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

In 2012, the Company raised $768,500 through debt financing from multiple lenders. The Company issued each lender a convertible promissory note in the principal amount of money lender loaned to the Company. The Company issued the lender for each loan a convertible promissory note bearing interest at rates of 8% to 12% per annum with maturity dates of September 15, 2012 to November 16, 2013. The loans and accrued interest are to be paid on the maturity dates. Each loan is evidenced by the promissory note the Company issued to the lender which contains conversion clauses that allow the lenders the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. Each of the notes contains variable conversion prices representing discount rate between 5% to 50% of market price. In addition, the Company also issued total 1,933,333 warrants to the lenders to purchase additional shares of common stock at exercise of $0.072 to $0.05. These warrants have term of 5 years. In addition a noteholder received 4,375,000 shares of common stock in consideration for entering into the note.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ”Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of these notes were recorded net of a discount of $649,100. The debt discount was being charged to interest expense ratably over the term of the convertible note.

In addition, the Company incurred approximately $130,000 of financing cost related to these transactions which will be amortized over the term of the loans.

During the year ended December 31, 2012, multiple lenders requested to convert total aggregated $664,576 principal plus accrued interest of $29,955 into the Company’s common stock. The Company issued total aggregated 146,134,552 shares of common stock in connection with such conversions.

As of December 31, 2012, the Company is reflecting liabilities of $1,111,110 including accrued interest of $141,564 and the Company is not in compliance with the repayment terms with certain notes and is currently in technical default.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

In 2012, the lender requested to convert principal $125,000 plus accrued interest of $6,685 into the Company’s common stock. The Company issued 3,581,697 shares of common stock in connection with such conversion.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space in Plainview, New York. The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.

In March 2012 management exercised a Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue. Accordingly the Company recorded a charge of $34,707 for the loss on abandonment of property. The Company continues to accrue rent and rent related expenses per the Lease agreement. The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC, as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, N.Y. 11803, with money damages requested in the amount of $ 141,721.

On May 24, 2010, effective July 1, 2010, the Company entered into a two-year lease in Plainview, New York. The facility is to serve as the Company’s production facilities, as well as its’ headquarters. Under the terms of the lease the Company paid a deposit of approximate $12,000. The minimum monthly lease payments due under this lease are approximately $6,000 for the period July 1, 2010 through June 30, 2011 and approximately $10,700 for the period July 1, 2011 through June 30, 2012.

On June 28, 2012, the Company signed a lease renewal agreement to extend our lease at 160 Dupont Street for another three years. The minimum annual lease payments due under this lease are as follows:

Year ending	Amount
2013	$134,160
2014	138,184
2015	70,114
$342,458

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Rent and rent related expenses, excluding repair and maintenance, during the years ended December 31, 2012 and 2011 was approximately $263,116 and $267,971 which includes repair and maintenance expenses of $8,426 and $11,062, respectively.

Litigation

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC, as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, N.Y. 11803, with money damages requested in the amount of $ 141,721. As of December 31, 2012 the Company has accrued $141,721for this contingency.

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, by Levin Consulting Group LLC, as plaintiff, where the plaintiff is claiming that additional shares of the Company’s common stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company. As of December 31, 2012. The Company has not accrued any amount for this contingency as it cannot predict the outcome or amounts for this contingency.

In addition to the above, the Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 11 - COMMON STOCK ISSUED

During the year ended December 31, 2012, the Company recorded the following transactions:

Debt

During the year ended December 31, 2012, the Company issued a total of 158,491,010 shares of common stock upon the requests from multiple convertible note holders to convert their notes plus accrued interest totaling $851,552 into the Company’s common stock based on the terms set forth in the loan. The conversion rates were from $0.0016 to $0.0443.

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

In September, at the request of the lender, the Company converted $100,000 of convertible notes payable to $185,000 of notes payable. The newly issued notes payable bear interest at rates of 6% and have maturity dates in December 2012 through January 2013. The Company is required to repay the notes payable in 5 installments with the final payment of $65,000 in January 2013. As of December 31, 2012, the company repaid $45,337.11 principal which consist $20,000 cash payment and $25,337 in issuing 8,774,761 shares of common stock.

Cash

Through Equity Financing:

During the year ended December 31, 2012, for gross proceeds of $412,270 the Company sold an aggregate of 51,227,383 shares of common stock and warrants to purchase additional 13,853,721 shares of common stock at exercise prices from $0.00352 to $0.072. The warrants have a term of three years and were fully vested on the grant date.

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

At December 31, 2012, outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$53	$52,500	$937,600	$17.86	$1,462,600
Series B	51	51	--	--	--	--	--
Series D	2,000,000	93,000	93	55,800	919,800	9.89	1,454,550
Series F	1,000,000	38,644	39	--	190,328	--	--
		184,195	$185	$108,300	$2,047,728		$2,917,150

At December 31, 2011 outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$53	$52,500	$885,100	$16.86	$1,410,100
Series D	2,000,000	93,000	93	55,800	864,000	9.29	1,398,750
Series F	1,000,000	38,644	39	--	190,328	--	--
		184,144	$185	$108,300	$1,939,428		$2,808,850

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

Series B

On June 26, 2012 the Board of Directors of the Company designated and authorized the Series B Preferred Stock (“Series B”) as set forth in a Certificate of Designation that was filed with the Secretary of State of the State of Delaware. The Series B has a par value of $0.001 per share, no rights to dividends but provides for liquidation rights which entitle the holder to a pro-rata share of net assets. The Series B carries no conversion provisions.

Each share of Series B Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator entitling the holder to an aggregate 51% voting control. The Company issued 51 shares of the Series B to the Chief Executive Officer. The fair value of the shares on the date of issuance was determined to be deminimus. Subsequent to December 31, 2012 the shares were returned by the holder to the Company for no consideration and the Board of Directors approved the filing of a certificate with the State of Delaware cancelling the Series B Preferred Stock.

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

Series F

The Series F 10% convertible preferred stock is a two-year convertible preferred instrument. All dividends are cumulative and are payable in shares of common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier. The conversion rate for shares and accrued dividends payable is 40 shares of common stock for each share of preferred stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation. In connection with Series F Preferred Stock conversions, the Company recorded dividends of $0 and $0 for each of the years ended December 31, 2012 and 2011, respectively.

NOTE 13 – STOCK WARRANTS

The following warrants were issued by the Company in connection with Convertible Promissory Notes:

The year ended December 31, 2011	3,128,496
The year ended December 31, 2012	1,933,333

The following warrants were issued by the Company in connection with various employment and compensation agreements:

The year ended December 31, 2011	3,600,000
The year ended December 31, 2012	43,746,410

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The following warrants were issued by the Company in connection with equity private placements:

The year ended December 31, 2011	1,244,336
The year ended December 31, 2012	13,853,721

The following warrants were exercised:

The year ended December 31, 2011	4,966,244
The year ended December 31, 2012	-

The following warrants were expired:

The year ended December 31, 2011	2,446,573
The year ended December 31, 2012	1,402,058

The following tables sets forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the years ended December 31, 2012 and 2011:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value

Outstanding at December 31, 2010	26,960,982	$0.09	$--

Granted	7,972,832	0.10	--
Expired	(2,446,573)	0.08	--
Exercised	(4,966,244)	0.06
Outstanding at December 31, 2011	27,520,997	0.06	--

Granted	59,533,464	0.01	--
Expired	(1,402,058)	0.05	--
Exercised	--	--	--
Outstanding at December 31, 2012	85,652,453	$0.03	--

The following is additional information with respect to the Company's warrants as of December 31, 2012:

Number of Options	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Average Exercise Price	Currently Exerciseable
45,360,037	$0.00352-$0.0084	4.47	$0.0057	45,360,037
36,147,521	$0.0108-$0.0964	2.2	$0.0426	36,147,521
3,904,375	$0.1-$0.186	3.15	$0.12	3,904,375
240,470	$0.2388-$0.84	1.04	$0.4204	240,470
85,652,403				85,652,453

NOTE 14 - RELATED PARTY TRANSACTIONS

(a)
In each of 2012 and 2011, a firm in which the Company’s Chief Financial Officer held fifty percent equity position was retained to prepare the Company’s income tax and other returns. During the years ended December 31, 2012 and 2011, the Company incurred fees totaling $5,306 and $9,373, respectively, with respect to such services rendered.

(b)
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

(c)
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

(f)
On February 7, 2011, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer each made loans of $50,000 to the Company. The loans accrue interest at the rate of 10% per annum. In addition, the Company issued warrants to each officer to purchase 89,928 shares of common stock at an exercise price of $0.139 per share. The loans are due and payable by or on February 7, 2012. The loan is to be paid on the maturity date and the accrued interest is to be paid at the end of each month. The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. The conversion price was $0.139 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the notes in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $100,000 from the sales of the notes were recorded net of a debt discount of $33,612. The debt discount related to the relative fair value of the warrants and was charged to interest expense ratably over the term of the loan.

In 2011, the Company paid repaid $40,000 principal and paid $6,189 accrued interest. In 2012, the Company repaid $6,000 principal and paid $3,050 accrued interest.

As of December 31, 2012, and 2011, the Company is reflecting a liability of $57,260 (principal balance) and $60,517 (principal balance) which includes $3,260 and $517 accrued interest, respectively and the Company is not compliant with the repayment terms.

(g)
On March 16, 2011, the Company’s Chief Financial Officer made a loan of $85,000 to the Company. The loan accrues interest at the rate of 10% per annum. In addition, the Company issued warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share. The loan is due and payable by or on March 16, 2012. The loan is to be paid on the maturity date and the accrued interest is to be paid at the end of each month. The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. The conversion price was $0.122 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $85,000 from the sales of the note was recorded net of a debt discount of $28,610. The debt discount related to the relative fair value of the warrants and is being charged to interest expense ratably over the term of the note.

In 2012, the Company repaid $18,000 principal. As of December 31, 2012, and 2011, the Company is reflecting a liability of $71,490 (principal balance) and $60,517(principal balance) which includes $4,490 and $517 accrued interest, respectively and the Company is not compliant with the repayment terms.

(h)
On March 28, 2011, the Company’s Chief Financial Officer made a loan of $40,000 to the Company. The loan pays interest monthly at the rate of 10% per annum. In addition, the Company issued warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 per share. The loan is due and payable by or on March 28, 2012. The loan is to be paid on the maturity date and the accrued interest is to be paid at the end of each month. The loan is evidenced by the promissory note the Company issued to the officer which contains a conversion clause that allow the officer at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. The conversion price was $0.12 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $40,000 from the sales of the note was recorded net of a debt discount of $13,472. The debt discount related to the relative fair value of the warrants and is being charged to interest expense ratably over the term of the note.

Total principal payable including accrued interests as of December 31, 2012 was $42,378.

(i)
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

(j)
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

(k)
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

(l)	On June 21, 2012, the Company repaid $3,000 principal to Company’s Chief Executive Officer for loans payable to her.
(m)	In 2012, the Company repaid $21,000 principal to Company’s Chief Financial officer for loans payable to him.
(n)
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

(o)
On August 7, 2012 the Company issued, by unanimous Board consent, 51 shares of Series B Preferred stock to the Company’s Chief Executive Officer. Each share of Series B Preferred Shares has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”) divided by (y) 0.49, minus (z) the Numerator. On August 14, 2012 a Schedule 14C Information Statement was filed with the SEC reflecting increase the authorized Common Shares of the Company from 450,000,000 to 800,000,000 authorized by the Company’s Chief Executive Officer who exercised her voting right as the Company’s Series B shareholder. Subsequent to December 31, 2012 the shares were returned by the holder to the Company for no consideration, and the Board of Directors approved the filing of a certificate with the State of Delaware cancelling the Series B Preferred Stock.

(p)
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

(q)
On November 5, 2012, the Company issued a total of 3,846,152 warrants to purchase common stock to its four directors, , including warrants issued to its Chief Executive Officer and Chief Financial Officer, each of which received 961,538 warrants for their fourth quarter of 2012 director fees. The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly. The Company recorded $20,400 stock-based compensation in connection with this issuance.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 15 - INCOME TAXES

The income tax provision (benefit) consists of the following:

	December 31,
	2012	2011
Federal
Current	-	-
Deferred	(1,009,700)	539,500
State and local
Current
Deferred	(260,300)	(90,500)
Change in valuation allowance	1,270,000	(630,000)
Income tax provision (benefit)	-	-

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the year ended December 31, 2012 and 2011 is as follows:

	2012	2011
U.S. Federal statutory rate	(34.0)%	(34.0)%
State tax benefit, net of federal tax	(5.7)	(5.7)
Non-deductible Stock based compensation	--	13.6
Other permanent differences	1.5	(1.3)
Deferred tax asset adjustment	(7.8)	45.7
Change in valuation allowance	46.0	(18.3)
Income tax provision (Benefit)	0.0%	0.0%

As of December 31, 2012 and 2011 the deferred tax asset consisted of the following:

	2012	2011
Deferred Tax Asset
Net operating loss carryovers	$10,393,700	$11,174,000
Stock-based compensation	1,230,500	--
Derivative liability	32,000	--
Convertible debt	(32,000)	--
Fixed asset depreciation	57,800	--
Contributions carryover	100	--
Accrued compensation	309,100	83,000
Deferred rent	2,800	13,000
Total deferred tax asset	12,540,000	11,270,000
Valuation allowance	(12,540,000)	(11,270,000)
Deferred tax asset, net of valuation allowance	--	--

As of December 31, 2012 and 2011, the Company had approximately $27.6 million and $26.1 million, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income. These net operating losses which, if not utilized, begin expiring between the years 2013 through 2032.  In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry over may be subject to an annual limitation in the event of a change of control.  The Company performed a preliminary evaluation as to whether a change of control, as defined under the regulations has taken place, and concluded that no change of control has occurred to date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 - “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates the length of carryback and carryforward periods, and expectations of future profits, etc. Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2012 and December 31, 2011.  For the year ended December 31, 2012 and 2011 the change in deferred tax asset valuation allowance was $1,270,000 and $(630,000), respectively.

Management evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits."  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the statements of operation. Penalties would be recognized as a component of "General and administrative expenses."

No interest or penalties were recorded during the years ended December 31, 2012 and December 31, 2011 respectively. As of December 31, 2012 and December 31, 2011 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in U.S. federal and various state jurisdictions and are subject to audit by tax authorities beginning with the year ended December 31, 2009. The Company is subject to certain state and local taxes based on capital.  The state and local taxes based on capital were immaterial for each of the years ended December 31, 2012 and 2011.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 16 – SUBSCRIPTIONS RECEIVABLE

In April 2008, a consultant for the Company, entered into Stock Purchase, Loan and Security Agreements with the Company. Under the agreements, the Company loaned the individual $337,200. The obligations to repay the loans were evidenced by non-recourse promissory note. The note called for interest at a rate of 6% per annum and matured on April 16, 2011, at which time there was a three year extension granted. The loaned funds were to be used exclusively for the purchase of 4 million shares of the the Company’s Common Stock. The stock is being held as collateral for the repayment of the loan. The purchase price of the stock was based on the average closing price of the Common Stock during the 30 trading days immediately preceding the date of the April 2008 agreements which equaled $0.0843.

NOTE 17 - CREDIT RISK

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

NOTE 18 – SUBSEQUENT EVENTS

(a)
On January 24, 2013, the Company signed an Engineering Package Agreement (“ETG Agreement”) with ETG/Engineering Technologies Group, Inc. (“ETG”), Hopkinton, Massachusetts, for ETG to provide detailed electronic engineering drawings and purchase specifications for the Company’s water purification and filtration product, an engineering package to facilitate the outsourcing of the assembly, sub-assembly and manufacturing of our product.

On March 14, 2013, per the terms of such agreement, the Company issued 25,000,000 shares of common stock to a consultant. The Company recorded $150,000 consultant fee in connection with such issuance.

(b)
On January 25, 2013, the Company entered into an Exclusive Sales and Marketing Agreement (the “Distribution Agreement”) with Global Equipment Marketing, Inc. (“GEM”), Hopkinton, Massachusetts, a distribution and marketing company. Under the Distribution Agreement GEM is, on an exclusive basis, responsible for promoting and selling the Company’s products at their cost and expense. GEM will sell and market the products under a dba entitled PureSafe Water Systems Sales, and all products will be sold under the Company’s brand name. GEM will sell and market our products to end users worldwide and will receive a discount from the list prices of the Company’s products in connection with sales to its dealers, distributors, representatives and resellers. Under the Distribution Agreement, the Company remains responsible for the design and manufacturing of the Company’s products. The initial term of the Distribution Agreement is five years, renewable for subsequent one year terms if neither party gives notice of termination.

(c)
On April 4, 2013, the Company was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, by Levin Consulting Group LLC, as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(d)	April 4, 2013, Shaul Kochan, Director of International Markets served notice of termination of his position with the Company.
(e)
From January 1, 2013 through April 11, 2013, for gross proceeds of $403,240 the Company sold 90,116,743 shares of common stock and warrants to purchase an additional 61,767,144 shares of common stock at exercise price of $0.0039 to $0.017. The warrants have a term of three years.

(f)
On January 2, 2013, the Company issued a total of 12,820,512 warrants to purchase common stock to its four directors, including warrants issued to its Chief Executive Officer and Chief Financial Officer, each of which received 3,205,128 warrants for their first quarter of 2013 director fees. The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly. The Company recorded $70,800 stock-based compensation in connection with this issuance.

(g )
On April 1, 2013, the Company issued a total of 3,846,152 warrants to purchase common stock to its four directors, including warrants issued to its Chief Executive Officer and Chief Financial Officer, each of which received 961,538 warrants for their second quarter of 2013 director fees. The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly. The Company recorded $27,600 stock-based compensation in connection with this issuance.

(h)
From January 1, 2013 through April 11, 2013, the Company raised $25,000 through debt financing. The Company issued the lender a convertible promissory note in the principal amount of money lender loaned to the Company. The promissory note matures in one year and bears interest at 10% per annum and is convertible at the option of the holder in to shares of common stock. The conversion prices range from $0.003. In addition the Company granted 1,666,667 warrants to the note holders. The warrants have a life of 5 years and are fully vested on the date of the grant, the exercise price of the warrants ranges from $0.0036.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 ”Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceed from the sale of this note was recorded net of a discount of $13,600. The debt discount consisted of approximately $8,000 related to the fair value of the embedded conversion option and approximately $5,600 related to the fair value of the warrants. The debt discount was being charged to interest expense ratably over the term of the convertible note.

On January 16, 2013, the lender requested to convert $25,000 plus accrued interest into the Company’s common stock. On February 4, 2013 the Company issued 13,245,616 shares in connection with such conversion.

(i)
On January 8, 2013, the Company received $100,800 proceeds from an investor to purchase 7,200,000 shares of common stock and right to purchase additional 1,800,000 shares of common stock at an exercise price of $0.0168 per share. As of January 12, the Company has not issue stock in connection with this investment and recorded the proceeds as stock receivable.

(j)	From January 1, 2013 through April 11, 2013, the Company issued additional 22,121,012 shares to the lender to repay $112,397 debt.
(k)
From January 1, 2013 through April 11, 2013, the Company issued a total of 51,945,757 shares of common stock upon the requests from note holders to convert partial principal plus accrued interest totaling $69,980 into the Company’s common stock based on the terms set forth in the loans. The conversion rates were from $0.0009 to $0.0027.

* Include Increase in Authorized Shares.

PureSafe Water Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(l)
On March 18, 2013, the Company issued to its Chief Executive Officer 15,000,000 shares of common stock and rights to purchase additional 15,000,000 shares of common stock at the exercise price of $0.0033 per shares. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrant has term of five year.

The Company recorded $188,700 stock-based compensation which includes $97,500 for the shares issuance and $91,200 for the warrants granted.

(m)
On March 18, 2013, the Company issued to its Chief Financial Officer 10,000,000 shares of common stock and rights to purchase additional 10,000,000 shares of common stock at the exercise price of $0.0033 per shares. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrant has term of five year.

The Company recorded $125,800 stock-based compensation which includes $65,000 for the shares issuance and $60,800 for the warrants granted.

(n)
On March 25, 2013, the Company issued 950,000 shares of common stock and rights to purchase additional 900,000 shares of common stock at the exercise price of $0.0033 per shares to its employee. The issuance was approved by the Board of Directors on January 7, 2013. The warrant has term of five year.

The Company recorded $6,200 stock-based compensation which includes $2,400 for the shares issuance and $3,800 for the warrants granted.

(o)
On March 25, 2013, the Company issued 1,250,000 shares of common stock and rights to purchase additional 250,000 shares of common stock at the exercise price of $0.0033 per shares to multiple consultants. The issuance was approved by the Board of Directors on January 7, 2013. The warrant has term of five year.

The Company recorded $5,900 stock-based compensation which includes $900 for the shares issuance and $5,000 for the warrants granted.

(p)
On April 5, 2013, the Company issued 21,509,222 shares to a consultant per the agreement the Company entered into on February 11, 2013. The Company recorded $80,000 consultant fees in connection with such issuance.

(q)
Effective February 28, 2013, voted by the Series Preferred B shareholder, the Company increases the authorized Common Shares of the Company from 800,000,000 to 2,000,000,000.  The Company  filed a Schedule 14C Information Statement with SEC in connection with such increase.

(r)	On March 19, 2013, the Company issued 3,000,000 shares to an consultant for service received. The Company recorded $27,000 consultant fees in connection with such issuance.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2012. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of December 31, 2012:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Principal Positions and Offices with our Company	Director Since
Leslie J. Kessler	65	Chief Executive Officer and Chairman	2007
Terry R. Lazar	69	Chief Financial Officer and Director	2007
Gerard Stoehr	59	Chief Operating Officer
Dr. Stephen E. Flynn	53	Director	2011
Theresa Bischoff	60	Director	2013

Dr. Stephen R. Flynn was elected to our Board of Directors on December 6, 2011, and Theresa Bischoff was elected to the Board on January 7, 2013, to fill the vacancies in the Board.

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

Mr. Stoehr received his Degree in Business Administration from the New York University Stern School of Business in 1989.

Dr. Stephen E. Flynn was elected to our Board of Directors on December 6, 2011. Dr. Flynn, from 2002 to the present, has been the principal for Stephen E. Flynn Associates LLC, where he provides independent advisory services on improving enterprise resiliency and critical infrastructure protection, and transportation and maritime security. He also has served as Senior Security Advisor for Dowley Security Systems. In January 2010, Dr. Stephen Flynn became the sixth President of the Center for National Policy, founded in 1981. He has focused the work of the Center on informing and advancing societal and infrastructure resilience and led the effort to organize the Washington DC Summit to mark the Tenth Anniversary of the 9/11 Attacks. Prior to being selected to lead the Center, he spent a decade as a senior fellow for National Security Studies at the Council on Foreign Relations.

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

Dr. Flynn received the M.A.L.D. and Ph.D. degrees in International Politics from the Fletcher School of Law and Diplomacy, Tufts University, in 1990 and 1991. He was a Consulting Professor at the Center of International Security and Cooperation at Stanford University from 2006-2010. He was a Guest Scholar in the Foreign Policy Studies Program at the Brookings Institution from 1991-92, and in 1993-94 he was an Annenberg Scholar-in-Residence at the University of Pennsylvania. In 2009, he received an honorary doctorate of laws from Monmouth University,

Theresa Bischoff, age 60, was elected to our Board of Directors on January 7, 2013, and since September 2010 has been a Partner with RC Consulting, focused on strategic consulting for health care and other not for profit organizations. Previously from January 2004 to September 2010, she served as Chief Executive Officer of the American Red Cross in Greater New York, the largest chapter in the country, covering the five boroughs of New York City as well as Putnam, Rockland, Orange and Sullivan Counties. As a disaster response and preparedness organization providing immediate humanitarian support, it serves more than 9 million people in the Greater New York area. A staff of 140 employees working in partnership with over 7,300 adult and 700 youth volunteers help more than 200,000 New Yorkers annually who have been affected by fires, blizzards, floods, blackouts and other emergencies, responding to seven disasters or emergencies a day. The Chapter also trains 130,000 New Yorkers in preparedness and life saving skills each year. In July 2007, Ms. Bischoff was also given oversight responsibilities for the Red Cross Chapters in Westchester, Nassau, Suffolk, Shelter Island and Greenwich, Connecticut. Previously, she was at NYU Medical Center from 1984 to 2004 where she served as President for the last six years of her tenure. An advocate of healthcare on the national, state and local levels, she has held many other positions including: Chair of the Greater New York Hospital Association and Chair of the Association of American Medical Colleges which represents 125 accredited medical schools and 400 major teaching hospitals. She serves on the Board of Mutual of America Capital Management Corporation, Israel Discount Bank of New York and Vice Chair of the New York State Commission on National and Community Service. She is also an active American Red Cross disaster response volunteer. Ms. Bischoff is a graduate of the University of Connecticut where she earned a B.S. in Accounting. She also holds an MBA from New York University’s Stern School of Business and is a CPA.

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended December 31, 2012, with the following exceptions:

On January 26, 2012, John Gibb and Dr. Stephen Flynn, directors of the Company, filed a late Form 3’s with respect to their election as directors on December 6, 2011.

On March 9, 2012, Leslie Kessler and Terry Lazar filed late Form 4’s with respect to stock issuances received on January 23, 2012, and with respect to gifts of stock made on March 1, 2012.

On September 10, 2012, four directors, Leslie Kessler, Terry Lazar, Stephen Flynn and John Gibb, filed late Form 4’s with respect to warrant issuances to the directors on January 1, April 2 and July 2, 2012.

On November 21, 2012, four directors, Leslie Kessler, Terry Lazar, Stephen Flynn and John Gibb, filed late Form 4’s with respect to warrant issuances to the directors on October 25, 2012, and on November 26, 2012, filed amendments to such Form 4’s to correct the exercise price of the warrants.

On November 26, 2012, Gerard Stoehr filed a late Form 4 with respect to warrant issuances to him on October 25, 2012 and November 1, 2011.

On February 20, 2013, three directors, Leslie Kessler, Terry Lazar and Stephen Flynn, filed late Form 4’s with respect to warrant issuances to the directors on November 5, 2012 and January 17, 2013, and additionally Leslie Kessler and Terry Lazar both reported additional warrant issuances to each of them on February 11, 2013.

Theresa Bishoff was elected a director on January 7, 2013, and not filed the required Form 3 nor filed any Form 4’s with respect to warrant issuances to directors on January 17 and April 5, 2013.

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

Committees

Theresa Bischoff and Dr. Stephen Flynn serve on the newly formed Compensation Committee, formed in February 2013. Our has not established standing audit committee, or a committee performing similar functions, to assist it in the discharge of the board’s duties.

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

General

The following table sets forth, with respect to our fiscal years ended December 31, 2012, 2011 and 2010, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2012 and certain other executive officers, including our Chief Financial Officer and Chief Operating Officer.

SUMMARY COMPENSATION TABLE

	Fiscal Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Leslie J. Kessler, Chief Executive Officer (1)	2012	210,000	65,000	109,840	--	384,840
	2011	180,000	339,000	--	--	519,000
	2010	$180,000	$233,997	$69,600	$20,000	$503,597

Terry R. Lazar, Chief Financial Officer (2)	2012	180,000	65,000	109,840	--	354,840
	2011	140,400	339,000	128,300	--	607,700
	2010	140,400	169,600	64,397	20,000	394,397

Gerard Stoehr, Chief Operating Officer (3)	2012	208,615	--	14,600	--	223,2115
	2011	139,615	--	26,500	--	166,115

(1)
Ms. Kessler was appointed our President in January 2007 and Chief Executive Officer in February 2007. From May 2006 to January 2007, she was an outside consultant to our company. The amounts reflected in the table constitute the total compensation earned by Ms. Kessler during the subject fiscal years, whether or not actually paid to her. Ms. Kessler elected to defer $162,692 and $97,500 from her 2012 and 2011 salary, respectively. In 2011, Ms. Kessler was awarded 3,000,000 shares of our common stock. We recorded $339,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In 2012, Ms. Kessler was awarded 1,000,000 shares of our common stock. We recorded $65,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In addition, in 2012, Ms. Kessler was also awarded warrants to purchase 15,000,000 shares of our common stock at exercise price of $0.006 per share. We recorded $72,900 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In 2012, Ms. Kessler received warrants to purchase 1,805,119 shares of our common stock at exercise price of $0.013 to $0.058 per share as the Directors Fees that was approved by the Board of Director on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly. We recorded total 36,940 as director fee in connection issuances and have included such amount in the Summary Compensation Table.

(2)
Mr. Lazar was appointed Chief Financial Officer and a director of our company in September 2007. The amounts reflected in the table constitute the total compensation earned by Mr. Lazar during the subject fiscal years, whether or not actually paid to him. Mr. Lazar elected to defer $129,150 and $76,050 from his 2012 and 2011 salary, respectively. In 2011, Mr. Lazar was awarded 3,000,000 shares of our common stock and was also awarded warrants to purchase 2 million shares of our common stock at exercise price of $0.07 per share. We recorded $339,000 and $128,300 in stock-based compensation in connection with these awards and have included such amount in the Summary Compensation Table. In 2012, Mr. Lazar was awarded 1,000,000 shares of our common stock. We recorded $65,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In addition, in 2012, Mr. Lazar was awarded warrants to purchase 15,000,000 of our common stock at exercise price of $0.006 per share. We recorded $72,900 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In 2012, Mr. Lazar received warrants to purchase 1,805,119 shares of our common stock at exercise price of $0.013 to $0.058 per share as the Directors Fees that was approved by the Board of Director on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly. We recorded total 36,940 as director fee in connection issuances and have included such amount in the Summary Compensation Table.

(3)
Mr. Stoehr was appointed Chief Operating Officer of the Company effective January 1, 2011. The amounts reflected in the table constitute the total compensation earned by Mr. Stoehr during the subject fiscal years, whether or not actually paid to him. $60,000 from Mr. Stoehr 2012 salary has been deferred. In 2012, Mr. Stoehr was also awarded warrants to purchase 3,000,000 shares of our common stock at exercise price of $0.006 per share. We recorded $14,600 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

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

The Employment Agreement with Ms. Kessler provides for a base salary of $180,000 per year for 2010 , 2011 and $210,000 per year in 2012, and the Employment Agreement with Mr. Lazar provides for a base salary of $140,400 for 2010, 2011 and $ 180,000 per year in 2012 Both Employment Agreements provide for incentive payments as established by the Board of Directors and for a performance bonus as follows:

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

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of December 31, 2012:

●	with respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

●	the exercise price of such option; and

●	the expiration date of such option; and

●	with respect to each stock award -

●	the number of shares of our common stock that have been earned but have not vested;

●	the market value of the shares of our common stock that have been earned but have not vested;

●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards –

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Leslie J. Kessler (1)	7,000,000			$0.041	04/17/14
	2,000,000			0.052	03/07/15
	15,000,000			0.006	10/25/17

	256,410			0.047	10/14/2013
	250,000			0.048	11/17/2013
	113,636			0.0528	11/9/2014
	104,167			0.057	10/21/2015
	431,034			0.059	4/7/2015
	200,000			0.1	10/4/2015
	89,928			0.139	2/7/2016
	215,517			0.058	1/1/2017
	260,417			0.048	4/2/2017
	367,647			0.034	7/2/2017
	961,538			0.013	11/5/2017

Terry R. Lazar (2)	2,000,000			$0.07	11/28/16
	3,000,000			0.041	04/17/14
	15,000,000			0.006	10/25/17
	256,410			0.047	10/14/2013
	250,000			0.048	11/17/2013
	100,000			0.05	10/23/2014
	431,034			0.059	4/7/2015
	200,000			0.09	10/4/2015
	74,074			0.09	2/1/2016
	89,928			0.139	2/7/2016
	174,180			0.122	3/16/2016
	83,333			0.12	3/28/2016
	215,517			0.058	1/1/2017
	260,417			0.048	4/2/2017
	367,647			0.034	7/2/2017
	961,538			0.013	11/5/2017

Gerard Stoehr	500,000			$0.08	10/31/14
	3,000,000			$0.006	10/25/17

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

Director Compensation

We have set forth below compensation earned by any person serving as a non-executive director of our company during our fiscal year ended December 31, 2012, unless such person is also listed in the Summary Compensation Table set forth in the “Executive Compensation” subsection above. On May 26, 2010, the Board of Directors approved annual board compensation, effective July 1, 2010, to be $50,000 to be paid in shares quarterly and the number of shares would be valued at the beginning of each quarter.

On December 6, 2011, effective January 1, 2012, the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John R. Gibb			$44,240				$44,240
Stephen E. Flynn			$44,240				$44,240

Our directors, as compensation for service on our Board of Directors in fiscal 2012, were in four quarterly installments each issued three-year warrants to purchase an aggregate of 1,805,119 shares of common stock, at exercise prices ranging from $0.013 to $0.058.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We currently have outstanding four classes of voting securities: our common stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series F Preferred Stock.

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of April 5, 2013, by:

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

Series B Preferred Stock:

On June 26, 2012 the Board of Directors of the Company designated and authorized the Series B Preferred Stock (“Series B”) as set forth in a Certificate of Designation that was filed with the Secretary of State of the State of Delaware. The Series B has a par value of $0.001 per share, no rights to dividends but provides for liquidation rights which entitle the holder to a pro-rata share of net assets. The Series B carries no conversion provisions.

Each share of Series B Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator entitling the holder to an aggregate 51% voting control. The Series B is non-transferable and cannot be sold by the holder. The Company issued 51 shares of the Series B to the Chief Executive Officer. The fair value of the shares on the date of issuance was determined to be deminimus. Subsequent to December 31, 2012 the shares were returned by the holder for no consideration to the Company, and our Board authorized cancellation of the Series B Preferred Stock.

Series D Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
John A. Borger (1)	10,000	10.8%
Shirley M. Wan (2)	6,000	6.5
All executive officers and directors as a group (three persons)	0	0.0%
__________
(1)	The address for Mr. Borger is 806 E. Avenida Pico, Suite 1, PMB #262, San Clemente, California 92673.
(2)	The address for Ms. Wan is 5455 Chelsen Wood Drive, Duluth, Georgia 30155.

Series F Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Robert Kaszovitz (1)	10,000	25.2%
C Trade Inc. (2)	9,375	10.4
Olsham Grundman Frome Rosenzweig & Wolosky (3)	5,000	5.6
Peter Hoffman (4)	3,126	7.9
All executive officers and directors as a group (three persons)	0	0.0
__________
(1)	The address for Mr. Kaszovitz is 1621 51st Street, Brooklyn, New York, 11204.
(2)	The address for C Trade Inc. is 25-40 Shore Boulevard, Suite 9L, Astoria, New York 11102.
(3)	The address for Olsham Grundman Frome Rosenzweig & Wolosky is 65 East 55th Street, New York, New York 10022.
(4)	The address for Mr. Hoffman is 70-35 Vleigh Place, Flushing, New York 11367.

Common Stock:

Name and Address of Stockholder (6)	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Leslie Kessler	81,439,123	(2)	9.50%
Terry Lazar	67,318,455	(3)	7.92%
Stephen Flynn	7,471,785	(4)	0.91%
Theresa Bischoff	4,166,666	(5)	0.51%
John Twomey	69,890,298	(6)	8.49%

All executive officers and directors as a group	156,229,363		17.25%

(1)	Based on 809,346,722 shares of common stock outstanding as of April 5, 2013.
(2)
Ms. Kessler is our Chief Executive Officer and a member of our board of directors. Ms. Kessler owns 33,133,003 shares of common stock directly, and additionally owns beneficially (a) 46,416,960 shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler or issued to Ms. Kessler in connection with loans made to or investments made in the Company by Ms. Kessler; and (b) 1,889,160 shares of our common stock issuable upon conversion of outstanding loans to the Company made by Ms. Kessler to the Company in 2010 and 2011. This number does not include the 51 shares of Series B Preferred owned by Ms. Kessler, which is representative of 615,048,593 shares solely for voting purposes.

(3)
Mr. Lazar is our Chief Financial Officer and a member of our board of directors. Mr. Lazar owns 26,884,907 shares of common stock directly, and additionally owns beneficially (a) 140,000 shares held in an IRA account of Mr. Lazar’s spouse; (b) 2,919,214 shares of common stock issuable upon conversion of outstanding loans to the Company made by Mr. Lazar in 2010 and 2011; and (c) 37,374,334 shares of common stock issuable upon the exercise of warrants granted to Mr. Lazar or issued to Mr. Lazar in connection with loans made to or investments made in the Company by Mr. Lazar.

(4)	Mr. Flynn is a member of our board of directors. Mr. Flynn holds warrants to purchase 7,471,785 shares of our common stock.
(5)	Ms. Bischoff is a member of our board of directors. Ms. Bischoff holds warrants to purchase 4,166,666 shares of our common stock.
(6)
.Mr. Twomey owns 55,912,238 shares of common stock directly, and holds warrants expiring December 12, 2015 to purchase 3,371,999 shares of common stock at an exercise price of $0.004448, and warrants expiring February 12, 2016 to purchase 10,606,061 shares of common stock at an exercise price of $0.0039.

(7)
The addresses of our executive officers and directors, and of any other stockholder for whom an address is not given, listed in the above table are c/o the Company, 160 Dupont Street, Plainview, NY 11803

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

(i)
In February 2010, the Company issued 600,000 shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial per grant that was approved by the Company’s Board of Directors on February 1, 2010. The shares were fully vested on the date of the grant.

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

(ff)
On November 1, 2011, the Company granted 500,000 warrants to the Company’s Chief Operating Officer to purchase common stock at a price of $0.08 per share. The award was approved by Boar of Directors on October 31, 2011. The warrants have a life of 3 years and were fully vested on the date of the grant.

(gg)
On November 28, 2011, the Company granted 2,000,000 warrants to the Company’s Chief Operating Financial to purchase common stock at a price of $0.07 per share. The award was approved by Boar of Directors on November 28, 2011. The warrants have a life of 5 years and were fully vested on the date of the grant.

(hh)
On January 1, April 2 and July 2, 2012, the Company issued five-year warrants to purchase 215,517, 260,417 and 367,647 shares of common stock, respectively, at the respective exercise prices of $0.058, $0.048, and $0.034, to each of the Company’s four directors, Leslie Kessler, Terry Lazar, John Gibb and Stephen Flynn.

(ii)
On October 25, 2012, the Company issued five-year warrants to purchase 15,000,000 shares of common stock to Leslie Kessler and to Terry Lazar, officers and directors of the Company, and five-year warrants to purchase 1,500,000 shares of common stock to John Gibb and Stephen Flynn, directors. All warrants were issued with an exercise price of $.006 per share.

(jj)
On October 25, 2012, the Company issued five-year warrants to purchase 3,000,000 shares of common stock, exercisable at a price of $0.006 per share, to Gerard Stoehr, the Company’s Chief Operating Officer.

(kk)
On November 5, 2012, the Company issued five-year warrants to purchase 961,538 shares of common stock, at an exercise price of $0.013, to each of the Company’s three directors, Leslie Kessler, Terry Lazar and Stephen Flynn.

(ll)
Series B Preferred Stock

By unanimous written consent of the Board dated June 25, 2012, the Board issued an aggregate of fifty-one (51) shares of Series B Preferred to our Chief Executive Officer, Leslie J. Kessler (the “Series B Stockholder”). The designation, rights, preferences and privileges that the Board established for the Series B Preferred Stock is set forth in a Certificate of Designation that was filed with the Secretary of State of the State of Delaware on June 26, 2012. Among other things, the Certificate of Designation provides that each one share of Series B Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. As a result of the voting rights granted to the Series B Preferred, the Series B Stockholder held in the aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company. Subsequent to December 31, 2012, the shares of Series B Preferred Stock were returned to the Company by Leslie J. Kessler, the holder, and our Board authorized cancellation of the Series B Preferred Stock.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP (“Marcum”) has served as our independent registered public accountants for our past two fiscal years.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2012 and 2011 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2011	2012
Audit fees (1)	$80,000	$125,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	0	0
__________
(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.
(4)	Marcum provided the following other services during the year ended December 31, 2012 and 2011: none.

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

Our board reviewed the audited financial statements of our company for the year ended December 31, 2012 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements. Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States. Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by [Independence Standards Board Standard No. 1,] and discussed with the auditors their independence with respect to all services that our auditors rendered to us. Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61. Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2012.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements and schedules included in this Annual Report on Form 10-K are listed in Item 8 and commence following page 26.

(b) Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K, or incorporated herein by reference as indicated.

Exhibit
Number	Exhibit Description
3.1	Composite of Certificate of Incorporation of PureSafe Water Systems, Inc., as amended to date.
3.1a	Certificate of Designations of Series B Preferred Stock, filed June 26, 2012. [Incorporated by reference to Exhibit 3.1a to our Current Report on Form 8-K, filed with the SEC on April 3, 2013.]
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

10.46
Engineering Package Agreement, dated January 24, 2013, by and between the Company and ETG/Engineering Technologies Group, Inc. [Incorporated by reference to Exhibit 10.46 to our Current Report on Form 8-K, filed with the SEC on April 3, 2013.]

10.47
Exclusive Sales and Marketing Agreement, dated January 25, 2013, by and between the Company and Global Equipment Marketing, Inc. [Incorporated by reference to Exhibit 10.47 to our Current Report on Form 8-K, filed with the SEC on April 3, 2013.]

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

Date: April 16, 2013	PURESAFE WATER SYSTEMS, INC.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler, President

	By:	/s/ Terry R. Lazar
Terry R. Lazar, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Leslie J. Kessler	Chief Executive Officer and Director	April 16, 2013
Leslie J. Kessler
(Principal Executive Officer)

/s/ Terry R. Lazar	Chief Financial Officer and Director	April 16, 2013
Terry R. Lazar	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Stephen E. Flynn	Director	April 16, 2013
Stephen E. Flynn

/s/ Theresa Bishoff	Director	April 16, 2013
Theresa Bishoff