Form 10-Q
period 2013-03-31
PureSafe Water Systems, Inc.
filed 2013-05-20
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2013, 831,432,285 shares of the common stock of the registrant were issued and 831,427,885 were outstanding.

PURESAFE WATER SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$29,323	$63,571
Inventories	184,320	322,718
Prepaid expenses and other current assets	83,704	54,478
Total Current Assets	297,347	440,767

Property and equipment, net of accumulated depreciation of $171,518 and $164,710, respectively	42,206	49,014
Patents and trademarks, net of accumulated amortization of $43,342 and $41,816, respectively	64,000	58,068
Other assets	26,287	28,451
TOTAL ASSETS	$429,840	$576,300

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$648,392	$695,589
Accrued compensation	1,034,882	972,286
Deferred rent payable	7,050	7,050
Accrued consulting and director fees	144,000	144,000
Customer deposits	--	149,588
Convertible notes payable to officer and director (including accrued interest of $155,904 and $138,132, respectively)	822,955	811,132
Convertible promissory note (including accrued interest of $153,262 and $141,564 and net of debt discount of $44,443 and $80,606, respectively)	1,071,319	1,111,110
Promissory notes payable (including accrued interest of $222,161 and $220,295, respectively)	596,298	706,829
Fair value of detachable warrants and conversion option	715,600	263,300
Accrued dividends payable	190,328	190,328
Total Current Liabilities	5,230,824	5,051,212

Long Term Liabilities:
Promissory notes payable, net of current portion	6,542	8,196
Total Long Term Liabilities	6,542	8,196
TOTAL LIABILITIES	$5,237,366	$5,059,408

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,195 shares issued and outstanding (liquidation preference $2,944,225 and $2,917,150, as of March 31, 2013 and December 31, 2012, respectively)	184	184
Common stock, $.001 par value; 2,000,000,000 authorized; 795,962,500 shares issued and 795,958,100 shares outstanding at March 31, 2013; 561,343,935 shares issued and 561,339,535 outstanding at December 31, 2012	795,962	561,343
Additional paid-in capital	41,260,339	40,423,615
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable (including accrued interest of $98,813 and $93,825, respectively)	(436,013)	(431,025)
Accumulated deficit	(46,422,230)	(45,031,457)
Total Stockholders’ Deficiency	(4,807,526)	(4,483,108)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$429,840	$576,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31
	2013	2012
Sales	$--	265,000

Cost of Sales	--	197,059

Gross Profit (Loss)	--	67,941

Operating Expenses:

Compensation and related benefits, including stock-based compensation $394,100 and $202,400 for the three months ended March 31, 2013 and 2012, respectively	599,572	372,560

Insurance and medical benefits	12,544	23,658

Research and development	10,452	35,514

Professional, legal and consulting fees, including stock-based compensation of $177,000 and $4,500 for the three months ended March 31, 2013 and 2012, respectively	205,266	51,086

Marketing	25,000	7,480

Occupancy	57,936	69,422

Loss on abandonment of property	--	34,708

Other administrative and general	46,957	36,401

Total Operating Expenses	957,727	630,829

Loss from Operations	(957,727)	(562,888)

Other Income (Expense):

Other income	23,538	--

Interest income	4,988	--

Interest expense, including interest to related parties of $17,773 and $17,496 for the three months ended March 31, 2013 and 2012, respectively	(135,372)	(131,178)

Change in fair value of derivative liability	(326,200)	244,500
Total Other Income (Expense)	(433,046)	113,322

Net Loss	(1,390,773)	(449,566)

Dividend on preferred stock	(27,075)	(27,075)

Net Loss Attributable to Common Stockholders’	(1, 417,848)	(476,641)

Net Loss Attributable to Common Stockholders Per Share basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	654,330,944	343,640,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Three months ended March 31, 2013
(Unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	At Cost	Receivable	Deficit	Deficiency

BALANCE – January 1, 2013	184,195	$184	561,343,935	$561,343	$40,423,615	$(5,768)	$(431,025)	$(45,031,457)	$(4,483,108)

Sale of common stock for cash:	--	--	92,106,180	92,106	302,894	--	--	--	395,000

Common stock issued for settlement of notes payable	--	--	60,334,647	60,335	34,812	--	--	--	95,147

Common stock issued in for settlement of convertible debt	--	--	22,121,012	22,121	90,276	--	--	--	112,397

Common stock issued for service	--	--	28,000,000	28,000	149,000	--	--	--	177,000

Common stock issued for employee compensation	--	--	27,200,000	27,200	144,100	--	--	--	171,300

Common stock issued for penalty shares	--	--	4,856,726	4,857	5,342	--	--	--	10,199

Reclassification of derivative liability	--	--	--	--	(112,500)	--	--	--	(112,500)

Warrants granted for services	--	--	--	--	222,800	--	--	--	222,800

Accrued interest	--	--	--	--	--	--	(4,988)	--	(4,988)

Net loss								(1,390,773)	(1,390,773)

BALANCE- March 31, 2013	184,195	184	795,962,500	795,962	41,260,339	(5,768)	(436,013)	(46,422,230)	(4,807,526)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2013	2012
Net loss	$(1,390,773)	$(449,566)
Adjustments to reconcile net loss to net cash used in operating activities -
loss on abandonment of property	--	34,707
Depreciation and amortization	6,808	7,165
Amortization of patents and trademarks	1,526	1,526
Interest expense – amortization of deferred financing	2,164	--
Interest expense – penalty interest	10,199	--
Stock based compensation	571,100	202,400
Interest receivable	(4,988)	(5,043)
Deferred rent	--	(25,750)
Accretion of debt discount	49,763	71,358
Change in fair value of warrants and embedded conversion option	326,200	(244,500)
Change in assets and liabilities -
Prepaid expenses and other current assets	(29,226)	(6,269)
Inventories	138,398	129,653
Customer deposits	(149,588)	--
Other assets	--	32,375
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	88,536	165,450
Net Cash Used in Operating Activities	(379,881)	(86,494)

Cash Flows from Investing Activities:
Patent costs	(7,458)	--
Net Cash Used in Investing Activities	(7,458)	--

Cash Flows from Financing Activities:
Proceeds from sale of common stock	395,000	30,000
Proceeds from exercise of warrants	--	--
Proceeds from officers and directors loans	16,177	--
Proceeds from convertible promissory note	25,000	126,000
Cash paid for loan costs	--	--
Proceeds from notes payables	--	--
Repayment of convertible notes payable	(60,961)	--
Repayment of officers and directors loans	(22,125)	--
Repayment of notes payable	--	(141,323)
Net Cash Provided by Financing Activities	353,091	14,677

Net decrease in cash	(34,248)	(71,817)

Cash at beginning of period	63,571	118,228

Cash at end of period	$29,323	$46,411

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	11,537	8,500

Non-Cash Investing and Financing Activities:

Common stock issued in satisfaction of liabilities	95,147	--
Common stock issued in connection with debt conversion	112,397	106,137
Reclassification of equity instrument to derivative liabilities	(112,500)	5,200
Debt discount for beneficial conversion feature and warrants	13,600	--

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

The operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013.

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

Revenue Recognition

The Company generally recognizes revenues under Staff Accounting Bulletin No. 104  when the following criteria are met, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In addition the Company may enter agreements that include multiple elements (i.e., products and services/training).  Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25  Multiple-Element Arrangements (“ASC 605”) .  When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, the Company develops a best estimate of the selling price to separate deliverables and allocates arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation.  If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. For the three months ended March 31, 2013 and 2012, the Company did not have any multiple deliverable elements.

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

The fair value of conversion options that are convertible at a fixed number of shares or at a fixed conversion price are recorded using the intrinsic value method and conversion options at variable rates are deemed to be a “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815.  Since, “down-round protection” is not an input into the calculation of the fair value of the conversion option and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The Company determined the fair value of the Binomial Lattice Model and the Intrinsic Value Method to be materially the same. Warrants that have been reclassed to derivative liability that did not contain “down-round protection” were valued using the  black-scholes model. The Company’s outstanding warrants did not contain any down round protection.

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

For the three months ended
March 31, 2013
Assumptions:
Risk-free interest rate	0.36% - 1.24%
Expected life	3 - 7 years
Expected volatility	168%
Dividends	0.0%

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

The principal assumptions used in applying the Black-Scholes model were as follows:

For the three months ended
March 31, 2013
Assumptions:
Risk-free interest rate	0.36 - 0.85%
Expected life	3
Expected volatility	125% - 150%
Dividends	0.0%

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $1,391,000 and $450,000 for the three months ended March 31, 2013 and 2012, respectively.  The Company has a working capital deficit of approximately $5 million and $4 million as of March 31, 2013 and December 31, 2012, respectively.  The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $46 million.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to bring the Company’s products to market and generate revenues, control costs, and obtain additional financing, as required and on reasonable terms. The Company’s plans with respect to these matters include restructuring its existing debt and raising additional financing in the next twelve months through issuance of stock and/or debt. On January 23, 2013, The Company signed an Engineering Package Agreement (“ETG Agreement”) with Engineering Technologies Group, Inc. (“ETG”), Hopkinton, Massachusetts.  Under the engineering agreement, ETG will provide detailed electronic engineering drawings and purchase specifications for the Company’s water purification and filtration product and to facilitate the outsourcing of the assembly, sub-assembly and manufacturing. On January 25, 2013, the Company entered into an Exclusive Sales and Marketing Agreement (the “Distribution Agreement”) with Global Equipment Marketing, Inc. (“GEM”), Hopkinton, Massachusetts, a distribution and marketing company. Under the Distribution Agreement, on an exclusive basis, GEM is responsible for promoting and selling the Company’s products at their cost and expense.  In exchange, GEM will receive a discount from the list prices of PureSafe products in connection with sales to its dealers, distributors, representatives and resellers. The Company remains responsible for the design and manufacturing of the products.

The Company believes that based on the new dynamics with the Company’s strategic relationship with GEM and ETG, the Company can be cash positive with the sale of 12 FRWS units by the end of 3rd quarter of 2013. The extent of these initiatives will be contingent upon the amount of capital raised.

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

On February 28, 2013, the Company increased the authorized Common Shares of the Company from 800,000,000 to 2,000,000,000.  The Company filed a Schedule 14C Information Statement with SEC in connection with such increase.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS.

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 5: INVENTORIES

Inventories consist of the following at March 31, 2013,

Raw materials	$42,684
Finished Goods	141,636
Total	$184,320

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the three months ended March 31, 2013 and 2012 were as follows:

	March 31,
	2013	2012
Warrants	148,166,128	27,612,087
Convertible promissory notes	58,547,970	22,204,371
Convertible preferred stock	1,545,760	1,545,760
Total	208,259,858	51,362,218

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

Liabilities measured at fair value on a recurring basis at March 31, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
Embedded conversion feature	$--	$--	$161,400	$161,400
Warrant liability	--	--	554,200	554,200
Balance at March 31, 2013	$--	$--	$715,600	$715,600

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended March 31, 2013.

	Warrants	Conversion Feature	Total
Balance at - January 1, 2013	$39,300	$224,000	$263,300

Included in stock based compensation	--	--	--
Change in fair value of derivative liability	350,800	(24,600)	326,200
Included in liabilities (debt discount)	5,600	8,000	13,600
Included in stockholder's equity	158,500	(46,000)	112,500
Transfers in and /or out of Level 3	--	--	--
Balance at - March 31, 2013	$554,200	$161,400	$715,600

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

During the three months ended March 31, 2013, the Company issued a total of 60,334,647 shares of common stock upon the requests from note holders to convert principal plus accrued interest totaling $95,147 into the Company’s common stock based on the terms set forth in the loans.  The conversion rates were from $0.00102 to $0.003.

During the three months ended March 31, 2013, the Company issued a total of 22,121,012 shares of common stock to settle convertible notes payable and accrued interest  of $112,397.

On February 4, 2013, the Company issued 4,856,726 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon received the conversion notice from the lender.  The company recorded $10,199 of interest expense for such issuance.

Cash

Through Equity Financing:
During the three months ended March 31, 2013, for gross proceeds of $395,000 the Company sold 92,106,180 shares of common stock and warrants to purchase additional 23,026,546 shares of common stock at exercise prices of $0.0039 to $0.0098. The warrants have a term of three years and are fully vested on the date of issuance.

Services

On March 18, 2013, the Company issued to its Chief Executive Officer 15,000,000 shares of common stock and warrants to purchase additional 15,000,000 shares of common stock at the exercise price of $0.0033 per share. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrants have a term of five years.  Both shares and warrants are fully vested on the date of grant.   The Company recorded $188,700 stock-based compensation which includes $97,500 for the shares issuance and $91,200 for the warrants granted.

On March 18, 2013, the Company issued to its Chief Financial Officer 10,000,000 shares of common stock and warrants to purchase additional 10,000,000 shares of common stock at the exercise price of $0.0033 per share. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrants have a term of five years.  Both shares and warrants are fully vested on the date of grant.  The Company recorded $125,800 stock-based compensation which includes $65,000 for the shares issuance and $60,800 for the warrants granted.

On March 25, 2013, the Company issued 950,000 shares of common stock to its employees. The issuance was approved by the Board of Directors on January 7, 2013 and the shares are fully vested on the date of grant. The Company recorded $3,800 stock-based compensation in connection with such issuance.

On March 25, 2013, the Company issued 1,250,000 shares of common stock to multiple consultants. The issuance was approved by the Board of Directors on January 7, 2013 and the shares are fully vested on the date of grant. The Company recorded $5,000 of stock-based compensation in connection with such issuance.

On March 14, 2013, per the terms of an agreement entered into on January 24, 2013, the Company issued 25,000,000 shares of common stock to Engineering Technologies Group, Inc.  The shares are fully vested on the date of issuance.  The Company recorded a $150,000 consultant fee in connection with such issuance.

On March 19, 2013, the Company issued 3,000,000 shares of common stock to a consultant for services received. The shares are fully vested on the date of issuance.  The Company recorded $27,000 of consultant fees in connection with such issuance.

NOTE 8:  NOTES PAYABLE

During the three months ended March 31, 2013, at the request of a lender the Company issued 22,121,012 shares of common stock to repay $112,397 of debt and accrued interest.

NOTE 9:  CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)
On January 8, 2013 for gross proceeds of $25,000 the Company issued a lender a convertible promissory note bearing interest at rates of 10% per annum with a maturity date of January 8, 2014.  The loan and accrued interest are to be paid on the maturity date.  The promissory note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion rate of $0.03.  In addition, the Company also issued 1,666,667 warrants to the lender to purchase additional shares of common stock at an exercise price of $0.0036.  These warrants have a term of 5 years.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”.  Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note are recorded net of a discount of $13,600.  The debt discount relates to the beneficial conversion feature embedded in the conversion option and the fair value of the warrants attached to the notes.  The debt discount is charged to interest expense ratably over the term of the convertible note.

(b)	On February 26, 2013, at the request of a lender, the Company repaid $49,961 debt per the terms of the loan entered into on August 28, 2012. The repayment includes $17,461 of accrued interest.

NOTE 10: RELATED PARTY TRANSACTIONS.

(a)
On January 2, 2013, the Company issued a total of 12,820,512 warrants to purchase common stock to its four directors, including warrants issued to its Chief Executive Officer and Chief Financial Officer, each of which received 3,205,128 warrants for their first quarter of 2013 director fees. The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors’ annual compensation of $50,000 with three year warrants payable quarterly. The warrants have a term of three years and are fully vested on the date of issuance.  The Company recorded $70,800 stock-based compensation in connection with this issuance.

(b)
On March 18, 2013, the Company issued to its Chief Executive Officer 15,000,000 shares of common stock and warrants to purchase additional 15,000,000 shares of common stock at the exercise price of $0.0033 per share. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrants have a term of five years.  The shares and warrants are fully vested on the date of grant.   The Company recorded $188,700 of stock-based compensation which includes $97,500 for the shares issuance and $91,200 for the warrants granted.

(c )
On March 18, 2013, the Company issued to its Chief Financial Officer 10,000,000 shares of common stock and warrants to purchase additional 10,000,000 shares of common stock at the exercise price of $0.0033 per share. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrants have a term of five years.  The shares and warrants are fully vested on the date of grant.  The Company recorded $125,800 stock-based compensation which includes $65,000 for the shares issuance and $60,800 for the warrants granted.

NOTE 11: COMMITMENTS AND CONTINGENCIES.

Litigation

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC, as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages requested in the amount of $ 141,721, which have been accrued for as of March 31, 2013.

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, Levin Consulting Group, LLC, as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company. As of March 31, 2013 the company has not accrued any amount for this claim as an amount cannot reasonably be determined.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP, providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012.    The Company has not received a notice of default and is currently negotiating a forbearance agreement with the lender. As of March 31, 2013 the Company has accounted for the principal and accrued interest of $283,250.  However, the Company has not accrued any additional amounts for this contingency as an amount cannot be reasonably estimated.

NOTE 12: SUBSEQUENT EVENTS.

(a)
On April 1, 2013, the Company issued a total of 3,846,152 warrants to purchase common stock to its four directors, including warrants issued to its Chief Executive Officer and Chief Financial Officer, each of which received 961,538 warrants for their second quarter of 2013 director fees. The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved to replace directors’ annual compensation of $50,000 with three year warrants payable quarterly. The Company recorded $27,600 of stock-based compensation in connection with this issuance.

(b)
On June 26, 2012 the Board of Directors of the Company designated and authorized the Series B Preferred Stock ("Series B") as set forth in a Certificate of Designation that was filed with the Secretary of State of the State of Delaware. The Series B has a par value of $0.001 per share, no rights to dividends but provides for liquidation rights which entitle the holder to a pro-rata share of net assets. The Series B carried no conversion provisions. Subsequent to March 31, 2013 all outstanding shares of Series B were returned by the holder for no consideration to the Company, and the Company’s Board of Directors authorized cancellation of the Series B. The Certificate of Amendment cancelling the Series B Preferred Stock was filed with the State of Delaware on April 16, 2013.

(c)
From April 1, 2013 through May 13, 2013, for gross proceeds of $175,800 the Company sold 13,960,563 shares of common stock and warrants to purchase an additional 3,490,141 shares of common stock at exercise prices from $0.012 to $0.017.  The warrants have a term of three years.

(d)
On April 5, 2013, the Company issued 21,509,222 shares to a consultant per the agreement the Company entered into on February 11, 2013. The Company recorded $80,000 consultant fees in connection with such issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Comment

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2013.

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

General

PureSafe Water Systems, Inc. (herein referred to as the “Company”, “Puresafe”, “we”, “us” or “our”) was incorporated in Delaware in 1987.   The manufacture and marketing of water coolers and filters constituted a substantial part of our business from 1993 until the fourth quarter of 2001, at which time such operations were sold and we began concentrating on the further development, manufacturing and marketing of a patented line of water purification systems.   Between January 2002 and November 2012, we have generated nominal revenues and were deemed for accounting purposes to be a development stage enterprise.

We have generated our first sale of the FRWS in December of 2012 followed by our second sale in the first quarter of 2012 and the third sale in November 2012.  Accordingly, we are no longer deemed to be a development stage enterprise.  We are, however, an early stage commercial enterprise.  The accompanying unaudited consolidated financial statements have been prepared assuming our company will continue as a going concern. The PureSafe FRWS is the product line by which we have generated our first significant sales since 2001.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues.  We recognized $0 revenues for the three month period ended March 31, 2013 as compared with $265,000 for the same period in 2012.  We sold and delivered one FRWS unit to a customer in February, 2012 and sold none in the same period of 2013.

Cost of goods sold.  Cost of goods sold for the three month period ended March 31, 2013 was $0 as compared with $197,059 for the same period in 2012.  The $197,059 cost of goods sold is associated with the sales generated in February 2012.

Selling, general and administrative.  Selling, general and administrative expenses for the three month period ended March 31, 2013 was $957,727 compared to $630,829 for the same period in 2012, a $326,898 or 52% increase.

The following is an analysis of Selling, general and administrative expenses fluctuations between 2013 and 2012.

Compensation and related benefits expenses for the three month period ended March 31, 2013 was $599,572, compared to  $372,560 for the same period in 2012, a $227,012 or 61% increase.  The main reason for the $227,012 increase was from the following categories:

Directors’ fees increased $28,800 from $42,000 for the three month period ended March 31, 2012 to $70,800 for the same period in 2013.  The $28,800 or $69% increase for the directors’s fees is the result of the market price fluctuation between the fair value of the market price on the date of warrant issuance and the warrant exercise.  Salaries expenses, excluding Stock-based compensation, increased $40,461 from $165,010 for the three month period ended March 31, 2012 to $205,472 for the same period in 2013.  In 2012, we treated the compensation to the production staff as part of the Cost of Sales and in 2013, we recognized it as part of general salaries because we scaled back our production activities and the compensation to the same group of staff was primarily for the general activities they performed during this period.  Stock Based Compensation, excluding directors’ fees and consulting fees increased $173,800 from $149,500 for the three month period ended in March 31, 2012 to $323,300 for the same period in 2013.  We issued 27,000,000 shares of common stock to our employees and contractors in the first three months of 2013 and recorded $171,300 stock-based compensation for such issuance.  This is in comparison to 2,300,000 shares of common stock issued and $149,500 stock-based compensation recorded in the same period of 2012, an increase of  24,900,000 shares and $21,800 increase,  In addition, on February 11, 2013, the Compensation Committee granted our Chief Executive Officer and Chief Financial Officer a total of 25,000,000 warrants to purchase 25,000,000 shares of common stock at an exercise price of $0.0033 per share.  We recorded $152,000 stock-based compensation in connection with such grant.

Insurance and medical benefits for the three month period ended March 31, 2013 was $12,544 compared to $23,658 for the same period in 2012, a $11,114 or 47% decrease.  Our insurance premium for the workers’ compensation policy for the three month period ended March 31, 2013 is significantly lower compared to the same period in 2012 because we have a smaller production staff in 2013 compared to the same period in 2012 and as a result of such reduction in production staff, we were able to  reduce our premium for the 2013 workers’ compensation policy.

Research and development.  Research and development expenses for the three month periods ended March 31, 2013 were $10,452 compared to $35,514 in the same period of 2012, a $25,062 or 71% decrease.  Due to cash restrictions, we have curtailed the expenses on research and development and have focused our resources on production.  However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees increased $154,180 from $51,086 for the three month period ended March 31, 2012 to $205,266 for the same period in 2013.  The main reason for the $154,180 or 302% increase is that, in the first three months of 2013, we recorded $177,000 of stock-based consulting fees represented by 28,000,000 shares of our common stock being issued to two consultants for services we received.  In the same period of 2012, we only issued 86,538 shares of common stock representing  $4,500 of stock-based consulting fees.

Marketing expenses, including stock-based compensation increased $17,520 from $7,480 for the three month period ended March 31, 2012 to $25,000 for the same period in 2013.   In September 2012, we reinstated to accrue annual compensation of $100,000 to an outside marketing consultant which we had stopped in January 2011.  The increase in marketing expense in 2013 compared to the same period in 2012 is the result of such action.  In April 2013, that outside consultant tendered his resignation and we stopped accruing marketing expenses in connection with his service.  We should see a decline in marketing expenses in the second quarter of 2013 as a result of his resignation, if all other marketing related activities are maintained at the same level.

Occupancy related expenses decreased $11,486 from $69,422 for the three month period ended March 31, 2012 to $57,936 for the same period in 2013.   The decrease in occupancy related expenses in 2013 compare to the same period in 2012 is the result of  small decreases in many different areas, such as a reduction in cleaning services and repairs and maintenance, etc.

Loss on abandonment of property decreased $34,708 from $34,708 for the three month period ended March 31, 2012 to $0 for the same period in 2013.  In the first quarter of 2012, the management made an executive decision to consolidate our two facilities.  We moved our headquarters from 25 Fairchild Avenue, Plainview, New York to our current location at 160 Dupont Street, Plainview, New York.  We wrote-off $34,708 of Leasehold improvement in 2012 as a result of such move.

Other administrative and general expenses decreased $10,556 from $36,401 for the three month period ended March 31, 2012 to $46,957 for the same period in 2013.  The $10,556 or 29% decrease is a combination of reductions of other expenses that were not included in the above discussed sections.

Other Income (Expenses)

We incurred $433,046 non-operating expenses for the three months ended March 31, 2013 compared to $113,322 non-operating income generated for the same period in 2012, a $546,368 difference.

The following is a detailed analysis for such decrease:

We received a one-time refund from an insurance company as a result of a policy premium audit.  We recorded $23,538 non-recurring non-operating income in connection with such refund.

Interest expense - non-debt discount related incurred in the three month periods ended March 31, 2013 and 2012 was $99,209 and $59,820, respectively, a $39,389 or 66% increase.  The increase of non-debt discount related interest expense was primarily due to the new loans created during the 12 months after March 31, 2012.

Interest expense - debt discount related incurred in the three month period ended March 31, 2013 and 2012 was $36,163 and $71,358, respectively, a $35,195 or a 49% decrease.  The main reason for the decrease in debt-discount related interest expense is that we fully amortized the debt discount of most of our loan that we entered in 2011 and 2012.

Change in fair value of warrants and embedded conversion options.  Changes in fair value of warrants and embedded conversion options for the three months ended March 31, 2013 and 2012 were $326,200 and $(244,500), respectively.

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

Liquidity and Capital Resources

As of March 31, 2013, we maintained a cash balance of $29,323 as compared to $46,411 as of the same date in 2012.

Net cash used in the operating activities in the three months ended March 31, 2013, compared to same period of 2012 increased by $293,387 or 339% from $86,494 to $379,881 respectively.   The main factor for the increase of net cash used in operating activities is, althoughly we spent approximately $110,000 less cash in operating activities, we did not receive any cash from operating activities, such as sales, in 2013, compared to approximately $395,000 received through sales and other operating activities in the same period of 2012.

Net cash used in investing activities in 2013 and 2012 was $7,458 and $0, respectively.

In the three months ended March 31, 2013 and 2012, respectively, we raised $395,000 and $30,000 through sales of our common stock and warrant exercises. Funds received from officers’ and directors’ convertible loans were $16,177 and $0.  Cash received from issuing convertible promissory notes were $25,000 and $126,000.  Cash used to repay convertible notes payable were $60,961 and $0, respectively.   Cash used to repay officers and directors notes were $22,125 and $0, respectively.   Cash used to repay notes payable were $0 and $141,323.  From the above activities, net cash provided by financing activities in the three months ended March 31, 2013 and 2012 were $353,090 and $14,677, respectively.

From all the above activities, net cash used for three month periods ended March 31, 2013 and 2012 was $34,248 and $71,817, respectively.

At March 31, 2013, we had a working capital deficit of approximately $5 million.  We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $46 million. These conditions raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent upon its ability to bring our products to market and generate revenues, control costs, and obtain additional financing, as required and on reasonable terms. Our plans with respect to these matters include restructuring our existing debt and raising additional financing in the next twelve months through issuance of stock and/or debt. On January 23, 2013, we signed an Engineering Package Agreement (“ETG Agreement”) with ETG/Engineering Technologies Group, Inc. (“ETG”), Hopkinton, Massachusetts.  Under the engineering agreement, ETG will provide detailed electronic engineering drawings and purchase specifications for our water purification and filtration product and to facilitate the outsourcing of the assembly, sub-assembly and manufacturing of our product. On January 25, 2013, we entered into an Exclusive Sales and Marketing Agreement (the “Distribution Agreement”) with Global Equipment Marketing, Inc. (“GEM”), Hopkinton, Massachusetts, a distribution and marketing company. Under the Distribution Agreement, GEM is responsible, on an exclusive basis, for promoting and selling our products at their cost and expense.  In exchange, GEM will receive a discount from the list prices of PureSafe products in connection with sales to its dealers, distributors, representatives and resellers. We remain responsible for the design and manufacturing of our products.

We believe that based on the new dynamics with our strategic relationship with GEM and ETG, the Company can be cash positive with the sale of 12 FRWS units by the end of 3rd quarter of 2013.

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

Our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We file income tax returns in the United States (federal) and in various state and local jurisdictions. We are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of March 31, 2013.

Entity Level. We recognize the need to provide leadership and guidance to our employees regarding the maintenance and preparation of financial matters. There is a weakness due to the fact that there are not documented policies and procedures in place for certain procedures. In addition we have not established an independent audit committee and the board of directors have assumed this responsibility.

Financial Reporting. There needs to be a more structured mechanism for evidence of review in the financial reporting process. The following procedures have been implemented since the beginning of 2009, (a) CFO signs and date all financial documents upon the completion of reviewing such documents, (b) all approval or permission will be evidenced by either email or in writing. No oral approval or permission is allowed, (c) General Journal is recorded only after CFO approves (in writing) such entry and (d) monthly bank reconciliations must complete within 15 days after month ends and reviewed by CFO 5 days after the completion of bank reconciliation. Due to our limited personnel and resources we are not always in compliance with these procedures.

Complex Accounting Transactions: Due to our limited resources and personnel management has concluded that, as of March 31, 2013, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.

Confidential Reporting Mechanism: We recognize that we need to provide leadership and guidance to our employees, clients and vendors regarding business ethics and professional conduct. A confidential reporting mechanism must be in place for anonymous reporting of a breach to these ethics that will enable prompt and thorough investigation. In January 2009, we implemented a whistleblower program. A toll-free number, as well as an email address, were posted on the homepage of our website to encourage our employee, contractors, sub-contractors, vendors to report any unethical or illegal behavior they suspect. Due to our limited personnel and resources we do not have an independent audit committee overseeing this process.

Segregation of Duties: Our administrative staff consists of three officers, one Controller and one receptionist and segregation of duties conflicts exist with our day to day operations. Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.

Management intends to address these material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness with our available resources.  To mediate the material weaknesses management has increased its level of monitoring activities and has prepared additional analyses of key financial accounts. In addition the Company hires an outside consultant to assist management with its annual and quarterly SEC reporting. The Company’s ability to remediate these weaknesses, however, has been delayed or limited by resource constraints. Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more experienced employees in financial reporting, establishing an audit committee and formally documenting the controls the Company has in place.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our 2013 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC, as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages requested in the amount of $ 141,721, which have been accrued for as of March 31, 2013.

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, Levin Consulting Group, LLC, as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company. The Company has filed an answer to the complaint.

ITEM 1A. RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended March 31, 2013.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
February 13, 2013	42,424,242 shares of common stock and three year warrants to purchase 10,606,061 shares of common stock at exercise price $0.0039 through 2012 Private Placement.	Private investor	NA	$0.0033/NA
March 4, 2013	15,151,515 shares of common stock and three year warrants to purchase 3,787,879 shares of common stock at exercise price $0.0039 through 2012 Private Placement.	Private investor	NA	$0.0033/NA
March 4, 2013	15,151,515 shares of common stock and three year warrants to purchase 3,787,879 shares of common stock at exercise price $0.0039 through 2012 Private Placement.	Private investor	NA	$0.0033/NA
March 4, 2013	3,205,128 shares of common stock and three year warrants to purchase 801,282 shares of common stock at exercise price $0.0094 through 2012 Private Placement.	Private investor	NA	$0.0078/NA
March 14, 2013	3,048,780 shares of common stock and three year warrants to purchase 762,195 shares of common stock at exercise price $0.0098 through 2012 Private Placement.	Private investor	NA	$0.0082/NA
January 16, 2013	4,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00156/NA
January 22, 2013	8,823,529 shares of common stock issued through loan conversion.	Private investor	NA	$0.0017/NA
January 22, 2013	8,012,228 shares of common stock issued through loan conversion.	Private investor	NA	$0.0027/NA
January 28, 2013	10,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.0012/NA
January 31, 2013	7,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00108/NA
February 4, 2013	5,666,667 shares of common stock issued through loan conversion.	Private investor	NA	$0.0012/NA
February 4, 2013	8,388,890 shares of common stock issued through loan conversion.	Private investor	NA	$0.003/NA
March 5, 2013	2,443,333 shares of common stock issued through loan conversion.	Private investor	NA	$0.0009/NA
March 26, 2013	6,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00102/NA

January 18, 2013	8,774,761 shares of common stock issued to settle debt	Private investor	NA	$0.00156/NA
February 14, 2013	6,597,799 shares of common stock issued to settle debt	Private investor	NA	$0.006426/NA
March 14, 2013	6,748,452 shares of common stock issued to settle debt	Private investor	NA	$0.008336/NA
March 19, 2013	3,000,000 shares of common stock issued for service	Consultant	NA	$0.009/NA
March 19, 2013	25,000,000 shares of common stock issued for service	Consultant	NA	$0.006/NA
March 18, 2013	15,000,000 shares of common stock issued for compensation	CEO	NA	$0.0065/NA
March 18, 2013	10,000,000 shares of common stock issued for compensation	CFO	NA	$0.0065/NA
March 25, 2013	950,000 shares of common stock issued for compensation	Employee	NA	$0.004/NA
March 25, 2013	1,250,000 shares of common stock issued for service	Consultant	NA	$0.004/NA
January 8, 2013	Five-year warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.0036 per share issued in connection with loan issuance	Private investor	NA	$-0-/NA
January 17, 2013	Five-year warrants to purchase 12,820,512 shares of common stock at an exercise price of $0.0039 per share issued for director fees for 1st quarter of 2013	Board of directors	NA	$-0-/NA
February 11, 2013	Five-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.0033 per share issued for compensation	CEO	NA	$-0-/NA

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP, providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012.    The Company has not received a notice of default and is negotiating a forbearance agreement with the lender.

ITEM 6. EXHIBITS.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1b	Certificate of Amendment, filed April 16, 2013.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PureSafe Water Systems, Inc.

Dated: May 20, 2013	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer