Form 10-Q
period 2013-06-30
PureSafe Water Systems, Inc.
filed 2013-08-21
CIK 764839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2013, 875,546,328 shares of the common stock of the registrant were issued and 875,541,928 were outstanding.

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

The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$7,904	$63,571
Inventories	193,236	322,718
Prepaid expenses and other current assets	82,506	54,478
Total Current Assets	283,646	440,767

Property and equipment, net of accumulated depreciation of $176,005 and $164,710, respectively	25,005	49,014
Patents and trademarks, net of accumulated amortization of $44,868 and $41,816, respectively	62,474	58,068
Other assets	34,910	28,451
TOTAL ASSETS	$406,035	$576,300

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$620,518	$695,589
Accrued compensation	1,166,850	972,286
Deferred rent payable	7,050	7,050
Accrued consulting and director fees	144,000	144,000
Customer deposits	--	149,588
Notes payable to officer and director (including accrued interest of $173,298 and $138,132, respectively)	810,349	811,132
Convertible promissory note (including accrued interest of $171,761 and $141,564 and net of debt discount of $4,862 and $80,606, respectively)	1,146,964	1,111,110
Promissory notes payable (including accrued interest of $230,630 and $220,295, respectively)	576,176	706,829
Fair value of detachable warrants and conversion option	935,700	263,300
Accrued dividends payable	190,328	190,328
Common stock to be issued	19,532	--
Total Current Liabilities	5,617,467	5,051,212

Long Term Liabilities:
Promissory notes payable, net of current portion	--	8,196
Total Long Term Liabilities	--	8,196
TOTAL LIABILITIES	$5,617,467	$5,059,408

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,971,300 and $2,917,150, as of June 30, 2013 and December 31, 2012, respectively)	184	184
Common stock, $.001 par value; 2,000,000,000 authorized; 864,462,986 shares issued and 864,458,586 shares outstanding at June 30, 2013; 561,343,935 shares issued and 561,339,535 outstanding at December 31, 2012	864,462	561,343
Additional paid-in capital	41,557,635	40,423,615
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable (including accrued interest of $103,857 and $93,825, respectively)	(441,057)	(431,025)
Accumulated deficit	(47,186,888)	(45,031,457)
Total Stockholders’ Deficiency	(5,211,432)	(4,483,108)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$406,035	$576,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Sales	$--	--	$--	$265,000

Cost of Sales	--	85,659	--	282,718

Gross Profit (Loss)	--	(85,659)	--	(17,718)

Operating Expenses:

Compensation and related benefits, including stock-based compensation of $27,600 and $50,400 for the three months and $421,700 and $241,900 for the six months ended June 30, 2013 and 2012, respectively	208,469	207,534	808,041	564,044

Insurance and medical benefits	21,206	20,191	33,750	43,849

Research and development	36,230	22,725	46,682	58,239

Professional, legal and consulting fees, including stock-based compensation of $80,000 and $0 for the three months and $257,000 and $4,500 for the six months ended June 30, 2013 and 2012, respectively	73,752	63,512	279,018	110,098

Marketing	835	6,175	25,835	13,654

Occupancy	63,796	70,210	121,733	139,632

(Gain) on sale of fixed asset	(7,286)	--	(7,286)	34,708

Other administrative and general	57,752	73,978	104,709	135,973

Total Operating Expenses	454,754	464,325	1,412,482	1,100,197

Loss from Operations	(454,754)	(549,984)	(1,412,482)	(1,117,915)

Other Income (Expense):

Interest income	5,044	5,044	33,570	10,088

Interest expense, including interest to related parties of $17,394 and $17,709 for the three months and $35,166 and $35,225 for six months ended June 30, 2013 and 2012, respectively, including $10,199 of stock based compensation for the six months ended June 30, 2013.	(91,047)	(165,455)	(226,419)	(296,633)

Change in fair value of derivative liability	(223,900)	153,400	(550,100)	397,900
Total Other Income (Expense)	(309,903)	(7,011)	(742,949)	111,355

Net Loss	(764,657)	(556,955)	(2,155,431)	(1,006,560)

Dividend on preferred stock	(27,075)	(27,075)	(54,150)	(54,150)

Net Loss Attributable to Common Stockholders’	(791,732)	(584,070)	$(2,209,581)	$(1,060,710)

Net Loss Attributable to Common Stockholders Per Share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	829,915,888	346,412,336	743,044,645	345,762,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Six months ended June 30, 2013
(Unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	At Cost	Receivable	Deficit	Deficiency

BALANCE – January 1, 2013	184,195	$184	561,343,935	$561,343	$40,423,615	$(5,768)	$(431,025)	$(45,031,457)	$(4,483,108)

Sale of common stock for cash:	--	--	106,066,743	106,067	464,733	--	--	--	570,800

Common stock issued for settlement of notes payable	--	--	23,021,012	23,021	102,442	--	--	--	125,463

Common stock issued in for settlement of convertible debt	--	--	67,465,348	67,465	93,212	--	--	--	160,677

Common stock issued for service	--	--	74,509,222	74,509	182,491	--	--	--	257,000

Common stock issued for employee compensation	--	--	27,200,000	27,200	144,100	--	--	--	171,300

Common stock issued for penalty shares	--	--	4,856,726	4,857	5,342	--	--	--	10,199

Returned for no consideration	(51)	--	--	--	--	--	--	--	--

Reclassification of derivative liability	--	--	--	--	(108,700)	--	--	--	(108,700)

Warrants granted for services	--	--	--	--	250,400	--	--	--	250,400

Accrued interest	--	--	--	--	--	--	(10,032)	--	(10,032)

Net loss								(2,155,431)	(2,155,431)

BALANCE- JUNE 30, 2013	184,144	184	864,462,986	864,462	41,557,635	(5,768)	(441,057)	(47,186,888)	(5,211,432)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2013	2012
Net loss	$(2,155,431)	$(1,006,560)
Adjustments to reconcile net loss to net cash used in operating activities –	(7,286)	-
Gain on sale of property and equipment
Abandonment of property and equipment		34,708
Depreciation and amortization	11,295	11,659
Amortization of patents and trademarks	3,052	3,052
Interest expense – amortization of deferred financing	5,041	2,727
Interest expense – penalty interest	10,199	--
Stock based compensation	678,700	252,800
Interest receivable	(10,032)	(10,087)
Deferred rent	--	(25,750)
Accretion of debt discount	75,744	180,026
Change in fair value of warrants and embedded conversion option	550,100	(397,900)
Change in assets and liabilities -
Prepaid expenses and other current assets	(22,829)	3,737
Inventories	129,482	121,031
Customer deposits	(149,588)	271,768
Other assets	--	32,375
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, customer deposits and other current liabilities	209,960	134,557
Net Cash Used in Operating Activities	(671,593)	(391,857)

Cash Flows from Investing Activities:
Patent costs	(7,458)	--
Proceeds from sale of property & equipment	20,000	--
Net Cash Provided by Investing Activities	12,542	--

Cash Flows from Financing Activities:
Proceeds from sale of common stock	570,800	55,000
Proceeds from exercise of warrants	--	--
Proceeds from sale of common stock to be issued	19,532	--

Proceeds from officers and directors loans	16,177	--
Proceeds from convertible promissory note	90,000	564,608
Cash paid for loan costs	--	(110,649)
Proceeds from notes payables	--	--
Repayment of convertible notes payable	(32,500)	--
Repayment of officers and directors loans	(52,125)	(6,000)
Repayment of notes payable	(8,500)	(141,323)
Net Cash Provided by Financing Activities	603,384	361,636

Net decrease in cash	(55,667)	(30,221)

Cash at beginning of period	63,571	118,228

Cash at end of period	$7,904	$88,007

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	11,699	14,855

Non-Cash Investing and Financing Activities:

Common stock issued in connection with debt conversion	160,677	157,050
Common stock issued in satisfaction of liability	125,463	--
Reclassification of equity instrument to derivative liabilities	(108,700)	(300)
Debt discount for beneficial conversion feature and warrants	13,600	--

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

The operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013.

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

Revenue Recognition

The Company generally recognizes revenues under Staff Accounting Bulletin No. 104 when the following criteria are met, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In addition the Company may enter agreements that include multiple elements (i.e., products and services/training).  Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25 Multiple-Element Arrangements (“ASC 605”).  When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, the Company develops a best estimate of the selling price to separate deliverables and allocates arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation.  If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available.  For the six months ended June 30, 2013and 2012, the Company did not have any multiple deliverable elements.

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

The fair value of conversion options that are convertible at a fixed number of shares or at a fixed conversion price are recorded using the intrinsic value method and conversion options at variable rates are deemed to be a “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815.  Since, “down-round protection” is not an input into the calculation of the fair value of the conversion option and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The Company determined the fair value of the Binomial Lattice Model and the Intrinsic Value Method to be materially the same. Warrants that have been reclassified to derivative liability that did not contain “down-round protection” were valued using the  black-scholes model. The Company’s outstanding warrants did not contain any down round protection.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

For the six months ended June 30, 2013
Assumptions:
Risk-free interest rate	0.36%- 1.96%
Expected life	3
Expected volatility	125%-175%
Dividends	0.0%

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

The principal assumptions used in applying the Black-Scholes model were as follows:

For the six months ended June 30, 2013
Assumptions:
Risk-free interest rate	0.36 - 1.96%
Expected life	3
Expected volatility	125% - 175%
Dividends	0.0%

NOTE 3: GOING CONCERN.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $2,155,000 and $1,007,000 for the six months ended June 30, 2013 and 2012, respectively.  The Company has a working capital deficit of approximately $5.3 million and $4.6 million as of June 30, 2013 and December 31, 2012, respectively.  The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $47.2 million.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5: INVENTORIES

Inventories consist of the following at June 30, 2013,

Raw materials	$51,600
Finished Goods	141,636
Total	$193,236

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the six months ended June 30, 2013 and 2012 were as follows:

	June 30,
	2013	2012
Warrants	155,056,588	29,430,536
Convertible promissory notes	35,144,346	42,435,258
Convertible preferred stock	1,545,760	1,545,760
Total	191,746,694	73,411,554

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

Liabilities measured at fair value on a recurring basis at June 30, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013

Embedded conversion feature	$--	$--	$105,900	$105,900
Warrant liability	--	--	829,800	829,800
Balance at June 30, 2013	$--	$--	$935,700	$935,700

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended June 30, 2013.

	Warrants	Conversion Feature	Total
Balance at - January 1, 2013	$39,300	$224,000	$263,300

Included in stock based compensation	--	--	--
Change in fair value of derivative liability	573,200	(23,100)	550,100
Included in liabilities (debt discount)	5,600	8,000	13,600
Included in stockholder's equity	211,700	(103,000)	108,700
Transfers in and /or out of Level 3	--	--	--
Balance at - June 30, 2013	$829,800	$105,900	$935,700

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

During the six months ended June 30, 2013, the Company issued a total of 67,465,348 shares of common stock upon the requests from note holders to convert principal plus accrued interest totaling $160,677 into the Company’s common stock based on the terms set forth in the loans.  The conversion rates were from $0.00102 to $0.0096 per share.

During the six months ended June 30, 2013, the Company issued a total of 23,021,012 shares of common stock to settle notes payable and accrued interest of $125,463.

On February 4, 2013, the Company issued 4,856,726 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon received the conversion notice from the lender.  The Company recorded $10,199 of interest expense for such issuance.

Cash

Through Equity Financing:
During the six months ended June 30, 2013, for gross proceeds of $570,800 the Company sold 106,066,743 shares of common stock and warrants to purchase additional 26,516,687 shares of common stock at exercise prices of $0.0039 to $0.017 per share. The warrants have a term of three years and are fully vested on the date of issuance.

On June 27, 2013, the Company received $19,532 from multiple investors who exercised their warrants to purchase 3,301,282 shares-of common stock.  The exercises prices are $0.0036_ to $0.0094 per share. As of June 30, 2013 the Company has not issued the shares and has recorded the transaction as common stock to be issued.

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

On March 18, 2013, the Company issued to its Chief Financial Officer 10,000,000 shares of common stock and warrants to purchase additional 10,000,000 shares of common stock at the exercise price of $0.0033 per share. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrants have a term of five years.  Both shares and warrants are fully vested on the date of grant.  The Company recorded $125,800 of stock-based compensation which includes $65,000 for the shares issuance and $60,800 for the warrants granted.

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

On March 14, 2013 and June 25, 2013, per the terms of an agreement entered into on January 24, 2013, the Company issued 50,000,000 shares of common stock to Engineering Technologies Group, Inc.  The shares were fully vested on the date of issuance.  The Company recorded a stock-based compensation charge of $150,000 for the fair value of the shares included in connection with such issuance.

On March 19, 2013, the Company issued 3,000,000 shares of common stock to a consultant for services received. The shares are fully vested on the date of issuance.  The Company recorded $27,000 of consultant fees in connection with such issuance.

On April 5, 2013, the Company issued 21,509,222 shares of common stock to an investment banker for services received. The shares are fully vested on the date of issuance.  The Company recorded $80,000 of consultant fees in connection with such issuance.

NOTE 8:  NOTES PAYABLE

During the six months ended June 30, 2013, at the request of a lender the Company repaid $133,963 of debt and accrued interest for  $8,500 in cash and the issuance of 23,021,012 shares of common stock.

NOTE 9:  CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)
On January 8, 2013 for gross proceeds of $25,000 the Company issued a lender a convertible promissory note bearing interest at the rate of 10% per annum with a maturity date of January 8, 2014.  The loan and accrued interest are to be paid on the maturity date.  The promissory note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion rate of $0.03 per share.  In addition, the Company also issued 1,666,667 warrants to the lender to purchase additional shares of common stock at an exercise price of $0.0036 per share.  These warrants have a term of 5 years.

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

(b)	On February 26, 2013, at the request of a lender, the Company repaid $49,961 of debt per the terms of the loan entered into on August 28, 2012. The repayment includes $17,461 of accrued interest.

(c)
On May 16, 2013, the Company in conjunction with the existing noteholder entered into a loan agreement with a new lender for the sale and transfer of a $20,000 note plus $4,895 accrued interest.   The Company issued the new lender a convertible promissory note of $29,895 bearing interest rate of 10% per annum with a maturity date of January 1, 2014.  The loan and accrued interest are to be paid on the maturity date.  The promissory note contains  conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion rate of the lesser of a.) 60% of the low traded price of the Company’s common stock for the twenty trading day period immediately preceding the date at the which Holder, by written notice gives notice to the Company of its election to convert or b.)$0.01.  The Company recorded $5,000 loan cost in connection with the increase of the principal. The loan cost will be amortized over the life of the loan. Subsequent to closing of the loan agreement, at the request of the lender, the Company converted $21,330 debt into 2,500,000 shares of common stock.

(d)
On May 22, 2013, the Company entered into a loan agreement with a lender for the Principal Sum of $335,000 plus accrued and unpaid interest and any other fees.  The components of the principal are $300,000 proceeds of the loan plus $35,000 original issue discount.  The Maturity Date is one year from the effective date of each payment.  The loan and accrued interest are to be paid on the maturity date.  There is zero percent interest for the first three months.  After three months, a one-time interest charge of 12% will be charged and added to the principal sum.

The promissory note contains conversion clauses that allow the lender, at any time from 180 days after the Effective Date, the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion price per share of the lesser of $0.018 or 60% of the lowest trade price in the 25 trading days preceding the conversion. The Company received $65,000 consideration upon entering the agreement on May 22, 2013 and the Company recorded $6,500 loan cost in connection with this transaction and the loan cost will be amortized over the life of the loan.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”.  Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note are recorded net of a discount of $48,000.  The debt discount relates to the beneficial conversion feature embedded in the conversion option.  The debt discount is charged to interest expense ratably over the term of the convertible note.

(e)
During the six months ended June 30, 2013, the Company issued a total of 64,965,348 shares of common stock upon requests from note holders to convert loans with principal plus accrued interest totaling $139,347 based on the terms set forth in the loans.  The conversion rates were from $0.00102 to $0.0096 per share.

NOTE 10: RELATED PARTY TRANSACTIONS.

(a)
On January 2, 2013, the Company issued a total of 12,820,512 warrants to purchase common stock to its four directors, including warrants issued to its Chief Executive Officer and Chief Financial Officer, each of which received 3,205,128 warrants for their first quarter of 2013 director fees. The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved replacing directors’ annual compensation of $50,000 with three year warrants payable quarterly. The warrants have a term of three years and are fully vested on the date of issuance.  The Company recorded $70,800 of stock-based compensation in connection with this issuance.

(b)
On March 18, 2013, the Company issued to its Chief Executive Officer 15,000,000 shares of common stock and warrants to purchase an additional 15,000,000 shares of common stock at the exercise price of $0.0033 per share. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrants have a term of five years.  The shares and warrants are fully vested on the date of grant.   The Company recorded $188,700 of stock-based compensation which includes $97,500 for the share issuance and $91,200 for the warrants granted.

(c )
On March 18, 2013, the Company issued to its Chief Financial Officer 10,000,000 shares of common stock and warrants to purchase an additional 10,000,000 shares of common stock at the exercise price of $0.0033 per share. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrants have a term of five years.  The shares and warrants are fully vested on the date of grant.  The Company recorded $125,800 of stock-based compensation which includes $65,000 for the share issuance and $60,800 for the warrants granted.

(d)
On April 5, 2013, the Company issued a total of 3,846,152 warrants to purchase common stock to its four directors, including warrants issued to its Chief Executive Officer and Chief Financial Officer, each of which received 961,538 warrants for their second quarter of 2013 director fees. The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved replacing directors’ annual compensation of $50,000 with three year warrants payable quarterly. The warrants have a term of three years and are fully vested on the date of issuance.  The Company recorded $27,600 of stock-based compensation in connection with this issuance

NOTE 11: COMMITMENTS AND CONTINGENCIES.

Litigation

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC, as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages requested in the amount of $ 141,721, which have been accrued for as of June 30, 2013.

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, Levin Consulting Group, LLC, as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company. As of June 30, 2013 the company has not accrued any amount for this claim as an amount cannot reasonably be determined.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP, providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012.    The Company has not received a notice of default and is currently negotiating a forbearance agreement with the lender. As of June 30, 2013 the Company has accounted for the principal and accrued interest of $283,250.  However, the Company has not accrued any additional amounts for this contingency as an amount cannot be reasonably estimated.

NOTE 12: SUBSEQUENT EVENTS.

(a)
On July 1, 2013, the Company issued a total of 2,702,704 warrants to purchase common stock to its four directors, including warrants issued to its Chief Executive Officer and Chief Financial Officer, each of which received 675,676 warrants for their third quarter of 2013 director fees. The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved replacing directors’ annual compensation of $50,000 with three year warrants payable quarterly. The warrants have a term of three years at an exercise price of $0.0185 per share and are fully vested on the date of issuance.  The Company recorded $40,800 of stock-based compensation in connection with this issuance.

(b)
From July 1, 2013 through August 4, 2013, the Company issued a total of 3,301,282 shares of common stock to investors who exercised their warrants to purchase the Company’s common stock.  Total funds of $19,532 for such exercises were received in June 2013. The exercise prices are between $0.0036 and $0.0094.

(c)
From July 1, 2013 through August 4, 2013, the Company issued a total of 7,255,748 shares of common stock to investors who exercised their warrants to purchase the Company’s common stock.  The Company received total $44,981 for such exercises. The exercise prices are between $0.00352 and $0.0098.

(d)	On July 15, 2013, the Company issued 526,312 shares for the exercise of a cashless warrant.

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

Comparison of Results of Operations for the Three Months ended June 30, 2013 and 2012

Revenues.  We recognized $0 revenues for the three month period ended June 30, 2013 as compared with $0 for the same period in 2012.

Cost of goods sold.  Cost of goods sold for the three month period ended June 30, 2013 was $0 as compared with $85,659 for the same period in 2012.

Selling, general and administrative.  Selling, general and administrative expenses for the three month period ended June 30, 2013 was $454,754 compared to $464,325 for the same period in 2012, a $9,571 or a 2% decrease.

The following is an analysis of Selling, general and administrative expenses fluctuations between 2013 and 2012.

Compensation and related benefits expenses for the three month period ended June 30, 2013 was $208,469, compared to $207,534 for the same period in 2012, a small increase of $935.

 Insurance & medical benefits expense for the three month period ended June 30, 2013 was $21,206, compared to $20,191 for the same period in 2012, a $1,015 or 5% increase.

Research and development.  Research and development expenses for the three month period ended June 30, 2013 were $36,230 compared to $22,725 in the same period of 2012, a $13,505 or 59% increase. The reason we spent more fund in research and development in 2013 compared to 2012 is that in 2012 we were focused on production of our PSWS units, and this year, based on this experience we are making some changes on our existing units to improve the design and enhance the performance.  We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the three month period ended June 30, 2013 were $73,752, compared to $63,512 for the same period in 2012, a $10,240 or 16% increase.

Consultant fees expense for the three month period ended June 30, 2013 was $80,000, compared to $3,750 for the same period in 2012, a $76,250 or 2,000% increase.  We issued 21,509,222 shares of common stock to an investment banker for the advisory services in 2013.  We recorded $80,000 as consultant fees in connection with such issuance.  The increase in consultant fees for the three month period ended June 30, 2013 was largely offset by the $69,759 decrease in professional fees for the same period in 2013.  Due to a one-time fee adjustment, total professional fee expense was ($6,248), compared to $63,512 in the same period of 2012, a $69,759 or 110% decrease

Marketing expenses, including stock-based compensation decreased $5,340 from $6,175 for the three month period ended June 30, 2012 to $835 for the same period in 2013.

Occupancy related expenses decreased $6,414 from $70,210 for the three month period ended June 30, 2012 to $63,796 for the same period in 2013.   The decrease in occupancy related expenses in 2013 compared to the same period in 2012 is the result of small decreases in many different areas, such as a reduction in cleaning services and repairs and maintenance, etc.

Gain on disposal of equipment we sold our Ford truck in the 2nd quarter of 2013 and realized a $7,286 gain after writing-off the balance of the asset.   We did not have any gain or loss for the same period in 2012.

Other administrative and general expenses decreased $16,226 from $73,978 for the three month period ended June 30, 2012 to $57,752 for the same period in 2013.  The $16,226 or 22% decrease resulted from a combination of reductions of other expenses that were not included in the above discussed sections.   In 2012, we incurred $11,585 commission expense in connection with a PSWS unit sale in February 2012, and we did not incur such expense in the same period of 2013.

Other Income (Expenses)

We incurred $309,903 of non-operating expenses for the three months ended June 30, 2013 compared to $7,011 for the same period in 2012

The following is a detailed analysis for such increase:

Interest expense - non-debt discount related incurred in the three month periods ended June 30, 2013 and 2012 was $51,466 and $56,787, respectively, a $5,321 or 9% decrease.

Interest expense - debt discount related incurred in the three month period ended June 30, 2013 and 2012 was $39,580 and $108,668, respectively, a $69,088 or a 64% decrease.  The main reason for the decrease in debt-discount related interest expense is that we fully amortized the debt discount of most of our loans that we entered in 2011 and 2012, and we entered into fewer loan agreements in the second quarter of 2013 compared to the same period of 2012.

Changes in fair value of warrants and embedded conversion options for the three months ended June 30, 2013 and 2012 were $223,900 and $(153,400), respectively.

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

Comparison of Results of Operations for the Six Months ended June 30, 2013and 2012

Revenues.  We recognized $0 revenues for the six month period ended June 30, 2013 as compared with $265,000 for the same period in 2012.

Cost of goods sold.  Cost of goods sold for the six month period ended June 30, 2013 was $0 as compared with $282,718 for the same period in 2012.

Selling, general and administrative.  Selling, general and administrative expenses for the six month period ended June 30, 2013 was $1,412,482 compared to $1,100,197 for the same period in 2012, a $312,285 or 28% increase.

The following is an analysis of Selling, general and administrative expenses fluctuations between 2013 and 2012.

Compensation and related benefits expenses, including directors’ fees for the six month period ended June 30, 2013 was $808,041, compared to $564,044 for the same period in 2012, a $243,997 or 43% increase

Directors’ fees increased $23,200 from $75,200 for the six month period ended June 30, 2012 to $98,400 for the same period in 2013.  The $23,200 or 31% increase for the directors’ fees is the result of the market price fluctuation between the fair value of the market price on the date of warrant issuance and the warrant exercise.  Salaries expenses, excluding Stock-based compensation, increased $220,797 from $488,844 for the six month period ended June 30, 2012 to $709,641 for the same period in 2013.  In 2012, we treated the compensation to the production staff as part of the Cost of Sales, and in 2013, we recognized it as part of general salaries because we scaled back our production activities and the compensation to the same group of staff was primarily for the general activities they performed during this period.  Stock Based Compensation, excluding directors’ fees and consulting fees, increased $156,600 from $166,700 for the six month period ended in June 30, 2012 to $323,300 for the same period in 2013.  We issued 22,000,000 shares of common stock to our employees and contractors in the six months ended June 30, 2013 and recorded $171,300 stock-based compensation for such issuance.  This is in comparison to 2,300,000 shares of common stock issued and $149,500 of stock-based compensation recorded in the same period of 2012, an increase of 24,900,000 shares and $21,800.  In addition, on February 11, 2013, the Compensation Committee granted our Chief Executive Officer and Chief Financial Officer a total of 25,000,000 warrants to purchase 25,000,000 shares of common stock at an exercise price of $0.0033 per share.  We recorded $152,000 of stock-based compensation in connection with such grant.

Insurance & medical benefits expense for the six month period ended June 30, 2013 was $33,750, compared to $43,849 for the same period in 2012, a $10,099 or 23% decrease.  The decrease in total insurance premium is the net result of the reduction in our workers’ compensation insurance premium due to the reduction of production staff in 2013 and the increase the general liability premium in the same period.

Research and development.  The research and development expenses in the first quarter increased by $13,505 compared to the same period in 2012 (see discussion from previous section). But in the six month period ending June 30, 2013, there is a $11,557 reduction from $ 46,682 in 2013 to $58,239 in 2012, or 19.8%.  In the past two years, due to cash restrictions, we have curtailed the expenses on research and development and have focused our resources on production.  However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the six month period ended June 30, 2013 were $279,018, compared to $110,098 for the same period in 2012, $168,920 or 153% increase.  The main reason for the $168,920 increase is that, in the six month period ending June 30, 2013, we recorded $257,000 of stock-based consulting fees represented by 74,509,222 shares of our common stock being issued to two consultants and one investment banker for services we received.  In the same period of 2012, we only issued 186,538 shares of common stock representing $10,900 of stock-based consulting fees.

Marketing expenses, including stock-based compensation, increased $12,181 from $13,654 for the six month period ended June 30, 2012 to $25,835 for the same period in 2013.

Occupancy related expenses decreased $17,899 from $139,632 for the six month period ended June 30, 2012 to $121,733 for the same period in 2013. The decrease in occupancy related expenses in 2013 compared to the same period in 2012 is the result of small decreases in many different areas, such as a reduction in cleaning services and repairs and maintenance, etc.

Gain on disposal of equipment—we sold our Ford truck in the 2nd quarter of 2013 and realized a $7,286 gain after writing-off the balance of the asset. We did not have any gain or loss for the same period in 2012.

Other administrative and general expenses decreased $31,264 from $135,973 for the six month period ended June 30, 2012 to $104,709 for the same period in 2013. The $31,264 or 23% decrease is a combination of reductions of other expenses that were not included in the above discussion. In 2012, we incurred a $11,585 commission expense in connection with a PSWS unit sale in February 2012, and we did not incur such expense in the same period of 2013.

Other Income (Expenses)

We incurred $742,949 in non-operating expenses for the six months ended June 30, 2013 compared to $111,355 in non-operating income generated for the same period in 2012, a $631,594 or 567% increase in spending.

The following is a detailed analysis for such increase:

Interest expense - non-debt discount related incurred in the six month period ended June 30, 2013 and 2012 was $150,675 and $116,607, respectively, a $34,068 or 29% increase. In the first six months of 2013, we incurred approximately $27,000 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes where such expense was immaterial in the same period of 2012.

Interest expense - debt discount related incurred in the six month periods ended June 30, 2013 and 2012 was $75,744 and $180,026, respectively, a $104,282 or a 58% decrease. The main reason for the decrease in debt-discount related interest expense is that we fully amortized the debt discount of most of our loans that we entered in 2011 and 2012, and we entered into fewer loan agreements in the second quarter of 2013 compared to the same period of 2012.

Changes in fair value of warrants and embedded conversion options for six months ended June 30, 2013and 2012 were $550,100 and $(397,900), respectively.

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

Liquidity and Capital Resources

As of June 30, 2013, we maintained a cash balance of $7,904 as compared to $63,571 as of December 31, 2012.

Net cash used in the operating activities in the six months ended June 30, 2013 was $671,593, compared to 391,857 used in the same period of 2012, a $279,736 or 71% increase. The main factor for the increase of net cash used in operating activities is we did not receive any cash from operating activities, such as sales, in 2013, compared to approximately $395,000 received through sales and other operating activities in the same period of 2012.

Net cash received in investing activities in the six month period ended June 30, 2013 and 2012 was $12,542 and $0, respectively. We sold our Ford truck in the 2nd quarter of 2013 and received $20,000 cash. We wrote-off the asset and recorded a $7,286 gain in connection with the sale. We paid $7,458 cash for a patent related activity and capitalized such transaction.

In the six months ended June 30, 2013 and 2012, respectively, we received $570,800 and $55,000 through sales of our common stock and warrant exercises. We received $19,532 from two investors exercised their warrants to purchase 3,301,282 shares of common stock at exercise prices between $0.0036 and $0.0094. As of June 30, 2013, we have not issued the shares in connections with such warrant exercises yet.

Funds received from officers’ and directors’ convertible loan was $16,177 and $0. Cash received from issuing convertible promissory notes was $90,000 and $564,608. We paid $0 and $110,649 in financing costs associated with loans created in the six month period ended June 30, 2013, 2012, respectively. Cash used to repay convertible notes payable was $32,500 and $0, respectively. Cash used to repay officers and directors notes was $52,125 and $0, respectively. Cash used to repay notes payable was $8,500 and $147,323. From the above activities, net cash provided by financing activities in the six months ended June 30, 2013and 2012 was $603,383 and $361,636, respectively.

From all the above activities, net cash used for six month periods ended June 30, 2013 and 2013 was $55,667 and $30,221, respectively.

At June 30, 2013, we had a working capital deficit of approximately $5.3 million. We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $47.2 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of June 30, 2013.

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

Financial Reporting.There needs to be a more structured mechanism for evidence of review in the financial reporting process. The following procedures have been implemented since the beginning of 2009, (a) CFO signs and date all financial documents upon the completion of reviewing such documents, (b) all approval or permission will be evidenced by either email or in writing. No oral approval or permission is allowed, (c) General Journal is recorded only after CFO approves (in writing) such entry and (d) monthly bank reconciliations must complete within 15 days after month ends and reviewed by CFO 5 days after the completion of bank reconciliation. Due to our limited personnel and resources we are not always in compliance with these procedures.

Complex Accounting Transactions: Due to our limited resources and personnel management has concluded that, as of June 30, 2013, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC, as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages requested in the amount of $ 141,721, which have been accrued for as of June 30, 2013.

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

ITEM 1A. RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended June 30, 2013.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
February 13, 2013	42,424,242 shares of common stock and three year warrants to purchase 10,606,061 shares of common stock at exercise price $0.0039 through 2012 Private Placement.	Private investor	NA	$0.0033/NA
March 4, 2013	15,151,515 shares of common stock and three year warrants to purchase 3,787,879 shares of common stock at exercise price $0.0039 through 2012 Private Placement.	Private investor	NA	$0.0033/NA
March 4, 2013	15,151,515 shares of common stock and three year warrants to purchase 3,787,879 shares of common stock at exercise price $0.0039 through 2012 Private Placement.	Private investor	NA	$0.0033/NA
March 4, 2013	3,205,128 shares of common stock and three year warrants to purchase 801,282 shares of common stock at exercise price $0.0094 through 2012 Private Placement.	Private investor	NA	$0.0078/NA
March 14, 2013	3,048,780 shares of common stock and three year warrants to purchase 762,195 shares of common stock at exercise price $0.0098 through 2012 Private Placement.	Private investor	NA	$0.0082/NA
January 16, 2013	4,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00156/NA
January 22, 2013	8,823,529 shares of common stock issued through loan conversion.	Private investor	NA	$0.0017/NA
January 22, 2013	8,012,228 shares of common stock issued through loan conversion.	Private investor	NA	$0.0027/NA
January 28, 2013	10,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.0012/NA
January 31, 2013	7,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00108/NA
February 4, 2013	5,666,667 shares of common stock issued through loan conversion.	Private investor	NA	$0.0012/NA
February 4, 2013	8,388,890 shares of common stock issued through loan conversion.	Private investor	NA	$0.003/NA
March 5, 2013	2,443,333 shares of common stock issued through loan conversion.	Private investor	NA	$0.0009/NA
March 26, 2013	6,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00102/NA

January 18, 2013	8,774,761 shares of common stock issued to settle debt	Private investor	NA	$0.00156/NA
February 14, 2013	6,597,799 shares of common stock issued to settle debt	Private investor	NA	$0.006426/NA
March 14, 2013	6,748,452 shares of common stock issued to settle debt	Private investor	NA	$0.008336/NA
March 19, 2013	3,000,000 shares of common stock issued for service	Consultant	NA	$0.009/NA
March 19, 2013	25,000,000 shares of common stock issued for service	Consultant	NA	$0.006/NA
March 18, 2013	15,000,000 shares of common stock issued for compensation	CEO	NA	$0.0065/NA
March 18, 2013	10,000,000 shares of common stock issued for compensation	CFO	NA	$0.0065/NA
March 25, 2013	950,000 shares of common stock issued for compensation	Employee	NA	$0.004/NA
March 25, 2013	1,250,000 shares of common stock issued for service	Consultant	NA	$0.004/NA
January 8, 2013	Five-year warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.0036 per share issued in connection with loan issuance	Private investor	NA	$-0-/NA
January 17, 2013	Five-year warrants to purchase 12,820,512 shares of common stock at an exercise price of $0.0039 per share issued for director fees for 1st quarter of 2013	Board of directors	NA	$-0-/NA
February 11, 2013	Five-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.0033 per share issued for compensation	CEO	NA	$-0-/NA
April 3, 2013	5,000,000 shares of common stock and three year warrants to purchase 1,250,000 shares of common stock at exercise price $0.012 through 2012 Private Placement.	Private investor	NA	$0.01/NA
April 11, 2013	1,760,563 shares of common stock and three year warrants to purchase 440,141 shares of common stock at exercise price $0.017 through 2012 Private Placement.	Private investor	NA	$0.0142/NA
April 16, 2013	7,200,000 shares of common stock and three year warrants to purchase 1,800,000 shares of common stock at exercise price $0.0168 through 2012 Private Placement.	Private investor	NA	$0.014/NA
April 1, 2013	Three-year warrants to purchase 3,846,152 shares of common stock at an exercise price of $0.013 per share issued for director fees for 2nd quarter of 2013	Board of directors	NA	$-0-/NA
May 24, 2013	2,083,333 shares of common stock issued through loan conversion.	Private investor	NA	$0.0096/NA
May 28, 2013	1,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00948/NA
June 6, 2013	2,547,368 shares of common stock issued through loan conversion.	Private investor	NA	$0.0095/NA
June 20, 2013	1,500,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.0079/NA
June 21, 2013	900,000 shares of common stock issued to settle debt	Private investor	NA	$0.0145/NA
June 25, 2013	25,000,000 shares of common stock issued for service	Consultant	NA	$-0-/NA

(1) The issuances to executives, employees, lenders, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D promulgated by the SEC under the Securities Act.

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

PureSafe Water Systems, Inc.

Dated: August 21, 2013	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer

	By:	/s/ Terry R. Lazar
Terry R. Lazar
Chief Financial Officer