Form 10-Q
period 2013-09-30
PureSafe Water Systems, Inc.
filed 2014-06-06
CIK 764839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-09478

PureSafe Water Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Underhill Boulevard, Syosset, New York Suite 200	11791
(Address of principal executive offices)	(Zip Code)

(516) 208-8250

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 6, 2014, 979,018,260 shares of the common stock of the registrant were outstanding.

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

The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets:
Cash	$36,051	$63,571
Inventories	141,636	322,718
Prepaid expenses and other current assets	62,513	54,478
Total Current Assets	240,200	440,767

Property and equipment, net of accumulated depreciation of $180,781 and $164,710, respectively	–	49,014
Patents and trademarks, net of accumulated amortization of $46,394 and $41,816, respectively	60,948	58,068
Other assets	37,797	28,451
TOTAL ASSETS	$338,945	$576,300

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$949,877	$695,589
Accrued compensation	1,229,882	972,286
Deferred rent payable	–	7,050
Accrued consulting and director fees	144,000	144,000
Customer deposits	–	149,588
Notes payable to officer and director (including accrued interest of $190,816 and $138,132, respectively)	824,367	811,132
Convertible promissory note (including accrued interest of $139,290 and $141,564 and net of debt discount of $369,278 and $80,606, respectively)	754,530	1,111,110
Promissory notes payable (including accrued interest of $230,630 and $220,295, respectively)	601,015	706,829
Fair value of detachable warrants and conversion option	399,700	263,300
Accrued dividends payable	190,328	190,328
Common stock to be issued	27,923	-
Total Current Liabilities	5,121,622	5,051,212

Long Term Liabilities:
Promissory notes payable, net of current portion	–	8,196
Total Long Term Liabilities	–	8,196
TOTAL LIABILITIES	$5,121,622	$5,059,408

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock $.001 par value; 10,000,000 shares authorized; 184,144 shares issued and outstanding (liquidation preference $2,998,375 and $2,917,150, as of September 30, 2013 and December 31, 2012, respectively)	184	184
Common stock, $.001 par value; 2,000,000,000 authorized; 903,166,911 shares issued and 903,162,511 shares outstanding at September 30, 2013; 561,343,935 shares issued and 561,339,535 outstanding at December 31, 2012	903,166	561,343
Additional paid-in capital	42,112,866	40,423,615
Treasury Stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable (including accrued interest of $ 108,956 and $93,825, respectively)	(446,156)	(431,025)
Accumulated deficit	(47,346,969)	(45,031,457)
Total Stockholders’ Deficiency	(4,782,677)	(4,483,108)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$338,945	$576,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$–	$–	$–	$265,000

Cost of Sales	51,471	3,602	51,471	286,320

Gross Profit (Loss)	(51,471)	(3,602)	(51,471)	(21,320)

Operating Expenses:

Compensation and related benefits, including stock-based compensation of $57,000 and $12,400 for the three months and $478,700 and $ 166,700 for the nine months ended September 30, 2013 and 2012, respectively	263,113	240,608	1,071,181	804,652

Insurance and medical benefits	–	18,689	33,723	62,538

Research and development	6,143	–	52,825	58,239

Professional, legal and consulting fees, including stock-based compensation of $0 and $ 0 for the three months and $257,000 and $4,500 for the nine months ended September 30, 2013 and 2012, respectively	30,759	73,140	309,777	138,238

Marketing, including stock-based compensation of $0 and $0 for the three months and $0 and $6,400 for the nine months ended September 30, 2013 and 2012, respectively	–	176,723	25,835	190,377

Occupancy	47,169	54,335	168,902	193,967

Loss on sale/abandonment of fixed asset	21,720	–	14,580	34,708

Other administrative and general	109,270	188,680	213,833	369,652

Total Operating Expenses	478,174	752,175	1,890,656	1,852,371

Loss from Operations	(529,645)	(755,777)	(1,942,127)	(1,873,691)

Other Income (Expense):

Interest income	5,099	5,161	38,669	15,248

Interest expense, including interest to related parties of $17,518 and $17,676 for the three months and $52,684 and $52,901 for nine months ended September 30, 2013 and 2012, respectively	(439,135)	(662,021)	(665,554)	(958,654)

Change in fair value of derivative liability	803,600	392,700	253,500	790,600
Total Other Income (Expense)	369,564	(264,160)	(373,385)	(152,806)

Net Loss	(160,081)	(1,019,937)	(2,315,512)	(2,026,497)

Dividend on preferred stock	(27,075)	(27,075)	(81,225)	(81,225)

Net Loss Attributable to Common Stockholders’	(187,156)	(1,047,012)	(2,396,737)	(2,107,722)

Net Loss Attributable to Common Stockholders Per Share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	988,961,818	369,164,922	882,231,634	353,956,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Deficiency

For the Nine months ended September 30, 2013

(Unaudited)

					Additional	Treasury			Total
	Preferred Stock		Common Stock		Paid-in	Stock	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	At Cost	Receivable	Deficit	Deficiency
		$		$	$	$	$	$	$
BALANCE – January 1, 2013	184,195	184	561,343,935	561,343	40,423,615	(5,768)	(431,025)	(45,031,457)	(4,483,108)

Sale of common stock for cash:	–	–	106,066,743	106,067	464,733	–	–	–	570,800

Common stock issued for warrant exercise	–	–	11,609,661	11,610	52,904	–	–	–	64,514
Common stock issued for settlement of notes payable	–	–	23,021,012	23,021	102,442	–	–	–	125,463

Common stock issued in for settlement of convertible debt	–	–	94,033,300	94,033	334,339	–	–	–	428,372

Common stock issued for service	–	–	74,509,222	74,509	182,491	–	–	–	257,000

Common stock issued for employee compensation	–	–	27,200,000	27,200	144,100	–	–	–	171,300

Common stock issued for penalty shares	–	–	5,383,038	5,383	5,342	–	–	–	10,725

Returned for no consideration	(51)	–	–	–	–	–	–	–	–

Reclassification of derivative liability	–	–	–	–	100,000	–	–	–	100,000

Warrants granted for services	–	–	–	–	302,900	–	–	–	302,900

Accrued interest	–	–	–	–	–	–	(15,131)	–	(15,131)

Net loss	–	–	–	–	–	–	–	(2,315,512)	(2,315,512)

BALANCE- SEPTEMBER 30, 2013	184,144	184	903,166,911	903,166	42,112,866	(5,768)	(446,156)	(47,346,969)	(4,782,677)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	September 30,	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(2,315,512)	$(2,026,497)
Adjustments to reconcile net loss to net cash used in operating activities –
Abandonment of property and equipment	21,866	34,707
Gain on sale of property and equipment	(7,286)	–
Loss on abandonment of inventory	51,471	–
Depreciation and amortization	14,434	16,153
Amortization of patents and trademarks	4,577	4,578
Interest expense – amortization of deferred financing	16,095	87,493
Interest expense – penalty interest	10,725	–
Interest expense – stock based compensation, derivative liabilities	4,500	–
Stock based compensation	731,200	310,200
Loss on conversion of convertible notes to notes payable	–	85,000
Interest receivable	(15,131)	(15,187)
Deferred rent	(7,050)	(25,750)
Accretion of debt discount	196,728	660,090
Change in fair value of warrants and embedded conversion option	(253,500)	(790,600)
Change in assets and liabilities –
Prepaid expenses and other current assets	(8,035)	30,196
Inventories	129,611	53,828
Customer deposits	(149,588)	271,768
Other assets	(13,942)	27,830
Accounts payable, accrued expenses, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	676,685	573,760
Net Cash Used in Operating Activities	(912,152)	(702,431)

Cash Flows from Investing Activities:
Patent costs	(7,456)	–
Proceeds from sale of property and equipment	20,000	–
Net Cash Provided by Investing Activities	12,544	–

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock	570,800	200,000
Cash proceeds from the exercise of warrants	64,514	–
Cash proceeds from the exercise of warrants, common stock to be issued	27,923	–
Cash proceeds from promissory notes, officers and directors	9,051	80,000
Repayment of promissory notes, officers and directors	(48,500)	(16,000)
Proceeds from convertible promissory note	285,000	656,000
Cash paid for loan costs	–	(120,649)
Cash proceeds from notes payables	10,000	–
Repayment of convertible notes payable	(32,500)	–
Repayment of notes payable	(14,200)	(140,000)
Net Cash Provided by Financing Activities	872,088	659,351

Net decrease in cash	(27,520)	(43,080)

Cash at beginning of period	63,571	118,228

Cash at end of period	$36,051	$75,148

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	11,939	23,337
Cash paid for income taxes	–	–

Non-Cash Investing and Financing Activities:

Common stock issued for the settlement of liabilities	553,835	500,641
Common stock issued for the settlement of a customer deposit	–	130,000
Common stock issued in connection with debt	–	175,000
Reclassification of derivative liabilities to equity	100,000	–
Reclassification of equity instrument to derivative liabilities	–	(43,000)
Conversion of convertible notes payable to notes payable	–	185,000
Conversion of notes payable to convertible notes payable	39,500	247,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS.

PureSafe Water Systems, Inc. (the "Company") is a Delaware corporation engaged in the design, development, manufacturing and sales of the PureSafe™ First Response Water System (the “FRWS”), both within and outside of the United States. The Company's corporate headquarters are located in Syosset , New York.

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

The operating results for the three and nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets and property and equipment), contingencies, as well as the recording and presentation of its common stock and other securities. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Principles of Consolidation

The consolidated financial statements of PureSafe Water Systems, Inc. include the accounts of the Company and its wholly-owned subsidiary, PureSafe Manufacturing and Research Corporation. Intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company generally recognizes revenues under Staff Accounting Bulletin No. 104 when the following criteria are met, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In addition the Company may enter into agreements that include multiple elements (i.e., products and services/training). Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25 Multiple-Element Arrangements (“ASC 605”). When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, the Company develops a best estimate of the selling price to separate deliverables and allocates arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. For the nine months ended September 30, 2013and 2012, the Company did not have any multiple deliverable elements.

Inventories

Inventory consisting primarily of finished goods and raw materials is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of September 30, 2013, the inventory has been written down to its net realizable value which consisted of one unit.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets. Amortization of deferred financing cost was approximately $16,100 for the nine months ended September 30, 2013

Derivative Liabilities

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

For the nine months ended
September 30, 2013
Assumptions:
Risk-free interest rate	0.36-2.02%
Expected life	3
Expected volatility	125%-175%
Dividends	0.0%

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

The principal assumptions used in applying the Black-Scholes model were as follows:

For the nine months ended
September 30, 2013
Assumptions:
Risk-free interest rate	0.3 – 1.6%
Expected life	3 to 5 years
Expected volatility	125% - 175%
Dividends	0.0%

NOTE 3: GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $2,316,000 and $ 2,026,000 for the nine months ended September 30, 2013 and 2012. The Company has a working capital deficit of approximately $4.9 million and $4.6 million as of September 30, 2013 and December 31, 2012. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $47.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to bring the Company’s products to market and generate revenues, control costs, and obtain additional financing, as required and on reasonable terms. The Company’s plans with respect to these matters include restructuring its existing debt and raising additional financing through issuance of preferred stock, common stock and/or debt. On January 23, 2013, The Company signed an Engineering Package Agreement (“ETG Agreement”) with Engineering Technologies Group, Inc. (“ETG”), Hopkinton, Massachusetts. Under the engineering agreement, ETG will provide detailed electronic engineering drawings and purchase specifications for the Company’s water purification and filtration product and to facilitate the outsourcing of the assembly, sub-assembly and manufacturing. On January 25, 2013, the Company entered into an Exclusive Sales and Marketing Agreement (the “Distribution Agreement”) with Global Equipment Marketing, Inc. (“GEM”), Hopkinton, Massachusetts, a distribution and marketing company. Under the Distribution Agreement, on an exclusive basis, GEM is responsible for promoting and selling the Company’s products at their cost and expense. In exchange, GEM will receive a discount from the list prices of PureSafe products in connection with sales to its dealers, distributors, representatives and resellers. The Company remains responsible for the design and manufacturing of the products. The Company was evicted from its its facilities at 160 Dupont Street, Plainview, NY 11803. The Company plans to outsource production of the product in the future. Any remaining inventory was moved to ETG’s facilities in Hopkinton, Mass. On April 2nd 2014, The Company announced that Stephen Hicks and Gilbert Steedley were appointed to the Board of Directors and that Stephen Hicks was appointed President of the Company. Henry Sargent was appointed Vice President and Secretary.

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5: INVENTORIES

Inventories consist of the following at September 30, 2013,

Finished Goods	$141,636

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the nine months ended September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
Warrants	172,317,850	34,474,018
Convertible promissory notes	86,967,298	88,273,045
Convertible preferred stock	1,545,760	1,545,760
Total	260,830,908	124,292,823

For the three and nine months ended September 30,2013, 107,143,531 and  92,645,445 warrants were included in loss per share as their exercise price was determined to be nominal.

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

Liabilities measured at fair value on a recurring basis at September 30, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September, 2013
Embedded conversion feature	$–	$–	$109,000	$109,000
Warrant liability	–	–	290,700	290,700
Balance at September 30, 2013	$–	$–	$399,700	$399,700

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2013.

	Warrants	Conversion Feature	Total
Balance at - January 1, 2013	$39,300	$224,000	$263,300

Included in stock based compensation	4,500	–	4,500
Change in fair value of derivative liability	(72,500)	(181,000)	(253,500)
Included in liabilities (debt discount)	297,400	188,000	485,400
Included in stockholder's equity	22,000	(122,000)	(100,000)
Transfers in and /or out of Level 3	–	–	–
Balance at - September 30, 2013	$290,700	$109,000	$399,700

NOTE 7: STOCKHOLDERS' DEFICIENCY.

Debt

During the nine months ended September 30, 2013, the Company issued a total of 94,033,300 shares of common stock upon the requests from note holders to convert principal plus accrued interest totaling $428,372 into the Company’s common stock based on the terms set forth in the loans. The conversion rates were from $0.0009 to $0.014 per share

During the nine months ended September 30, 2013, the Company issued a total of 23,021,012 shares of common stock to settle notes payable and accrued interest of $125,463.

On February 4, 2013, the Company issued 4,856,726 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $10,199 of interest expense for such issuance.

On July 15, 2013, the Company issued 526,312 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $526 of interest expense for such issuance.

Cash

Through Equity Financing:

During the nine months ended September 30, 2013, for cash proceeds of $570,800 the Company sold 106,066,743 shares of common stock and warrants to purchase additional 26,516,687 shares of common stock at exercise prices of $0.0039 to $0.017 per share. The warrants have a term of three years and are fully vested on the date of issuance.

During the nine months ended September 30, 2013, for gross proceeds of $64,514, the Company issued 11,609,661 shares of common stock to multiple investors who exercised their warrants to purchase shares of common stock. The exercises prices ranged from $0.0035 to $0.0184.

On July 9, 2013 the Company received proceeds of $27,823 for the exercise of 2,389,817 warrants as of September 30, 2013 the shares have not been issued and accordingly the Company recorded the liability for the share issuance.

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

On March 18, 2013, the Company issued to its former Chief Financial Officer 10,000,000 shares of common stock and warrants to purchase additional 10,000,000 shares of common stock at the exercise price of $0.0033 per share. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrants have a term of five years. Both shares and warrants are fully vested on the date of grant. The Company recorded $125,800 of stock-based compensation which includes $65,000 for the shares issuance and $60,800 for the warrants granted.

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

On March 14, 2013 and June 25, 2013, per the terms of an agreement entered into on January 24, 2013, the Company issued total 50,000,000 shares of common stock to Engineering Technologies Group, Inc. (“ETG”). The shares were fully vested on the date of issuance. The Company recorded a stock-based compensation charge of $150,000 for the fair value of the shares included in connection with such issuance.

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

NOTE 8: NOTES PAYABLE

During the nine months ended September 30, 2013, at the request of a lender the Company repaid $139,663 of debt and accrued interest for $14,200 in cash and the issuance of 23,021,012 shares of common stock for the settlement of $125,463 of the remaining balance.

During the nine months ended September 30, 2013, the Company received a loan of $10,000. The Company issued the lender a Promissory Note with mature date of December 31, 2014 with annual interest rate of 6%.

As of September 30, 2013, the Company is in technical default with the repayment terms of the notes payable outstanding.

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)

On January 8, 2013 for gross proceeds of $25,000 the Company issued a convertible promissory note bearing interest at the rate of 10% per annum with a maturity date of January 8, 2014. The loan and accrued interest are to be paid on the maturity date. The promissory note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion rate of $0.03 per share. In addition, the Company also issued 1,666,667 warrants to the lender to purchase additional shares of common stock at an exercise price of $0.0036 per share. These warrants are fully vested and have a term of 5 years.

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

(b)

On May 16, 2013, the Company in conjunction with an existing note holder entered into a new loan agreement with a new lender for the sale and transfer of a $20,000 note plus $4,895 accrued interest this note matured and was in technical default with the repayment provisions of the terms of the agreement. The Company cancelled the original note and issued the new lender a convertible promissory note for $29,895 bearing interest rate of 10% per annum with a maturity date of January 1, 2014. The loan and accrued interest are to be paid on the maturity date. The promissory note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion rate of the lesser of a.) 60% of the low traded price of the Company’s common stock for the twenty trading day period immediately preceding the date at the which Holder, by written notice gives notice to the Company of its election to convert or b.) $0.01 per share. The Company recorded $5,000 loan cost in connection with the increase of the principal included in deferred financing costs. The loan cost will be amortized over the life of the loan.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $19,930. The debt discount relates to the beneficial conversion feature embedded in the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note.

(c)

On May 22, 2013, the Company entered into a loan agreement (“credit facility) for the principal sum of $335,000 less any fees. The components of the credit facility are $300,000 proceeds of the loan plus $35,000 original issue discount. The maturity date is one year from the effective date of each draw made by the Company. The loan and accrued interest are to be paid on the maturity date. In addition after 90 days that the amount drawn is outstanding a one-time interest charge of 12% will be charged and added to the principal sum. The promissory note contains conversion clauses that allow the lender, at any time from 180 days after the Effective Date, the option to convert the amount payable plus all accrued and unpaid interest due under the agreement into common stock at a conversion price per share of the lesser of $0.018 or 60% of the lowest trade price in the 25 trading days preceding the conversion.

The Company received net cash proceeds of $65,000 upon entering the agreement on May 22, 2013 and recorded $6,500 loan cost in connection with this transaction. The loan costs have been included in deferred financing costs and will be amortized through the maturity date of the loan.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $41,000. The debt discount relates to the beneficial conversion feature embedded in the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. On August 20, 2013, the Company recorded a $8,580 one-time interest expense and added such amount to the principal of the May 22, 2013 draw when the Company failed to repay the loan within 90 days.

On August 22, the Company drew down from the credit facility $35,500 and received net cash proceeds of $30,000 after the associated legal fees. The Company recorded $5,500 loan cost in connection with this transaction and the loan cost will be amortized through the maturity date of the loan. The gross proceeds from the sale of the note are recorded net of a debt discount of $29,000. The debt discount relates to the beneficial conversion feature embedded in the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note.

(d)

On July 11, 2013, the Company in conjunction with an existing note holder entered into a new loan agreement with a new lender for the sale and transfer of a $20,000 promissory note plus $5,095 accrued interest this note matured and was in technical default with the repayment provisions of the terms of the agreement. The Company cancelled the original promissory note and issued the new lender a convertible promissory note for $25,000 with a maturity date of September 30, 2013. The convertible promissory note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion rate of the lesser of (a.) $0.015 or (b) 50% of the lowest closing bid price for the Company’s common stock during the twenty (20) trading day period immediately preceding the date at the which Holder, by written notice gives notice to the Company of its election to convert. The Company recorded $33,000 debt discount and the excess fair value of 8,000 was charged to interest expense upon the consummation of the arrangement..

(e)

(e) A convertible promissory note was issued on August 19, 2013 in the amount of $ 25,000 to a lender. The note matures on August 19, 2014 with interest at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.015 per shares. In addition, 8,333,333 Warrants were issued at a price of $. 003 per share. The warrants are fully vested and have a life of five years from date of issuance.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $121,400. The debt discount relates to the beneficial conversion feature embedded in the conversion option and the fair value of the warrants attached to the notes. The excess fair value of $96,400 was charged to interest expense on the date of the agreement and the debt discount is charged to interest expense ratably over the term of the convertible note.

(f)

On July 25, 2013, the Company was advanced $10,000 from a lender and subsequently on August 16, 2013, the lender funded another $25,000. The Company issued a convertible promissory note for the total amount of $35,000 to the lender. The note matures in one year from the issuance date with interest at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.005 per shares. In addition, 5,833,333 warrants were issued with an exercise price of $. 006 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $159,300. The debt discount relates to the beneficial conversion feature embedded in the conversion option and the fair value of the warrants attached to the notes. The excess fair value of $124,300 was charged to interest expense on the date of the agreement and the debt discount is charged to interest expense ratably over the term of the convertible note

(g)

On September 5, 2013 the Company issued a convertible promissory note for $ 5,000. The note matures in one year from the issuance date with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.005 per shares. In addition, 200,000 Warrants were issued with an exercise price of $0.006 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $5,700. The debt discount relates to the beneficial conversion feature embedded in the conversion option and the fair value of the warrants attached to the notes. The excess fair value of $700 was charged to interest expense on the date of the agreement and the debt discount is charged to interest expense ratably over the term of the convertible note The debt discount is charged to interest expense ratably over the term of the convertible note.

(h)

On September 12, 2013 the Company issued a convertible promissory note for $ 100,000. The note matures in one year from the issuance date with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0085 per shares. In addition, 10,416,666 warrants were issued with an exercise price of $0.0096 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $82,400. The debt discount relates to fair value of the warrants attached to the notes. The debt discount is charged to interest expense ratably over the term of the convertible note.

(i)

During the nine months ended September 30, 2013 the Company issued a total of 94,033,300 shares of common stock upon requests from note holders to convert loans with principal plus accrued interest totaling $428,372 based on the terms set forth in the loans.

As of September 30, 2013, the Company is in technical default with the repayment terms of the convertible notes payable.

NOTE 10: RELATED PARTY TRANSACTIONS.

(a)

On January 2, 2013, the Company issued a total of 12,820,512 warrants to purchase common stock to its four directors, including warrants issued to its Chief Executive Officer and former Chief Financial Officer, each of which received 3,205,128 warrants for their first quarter of 2013 director fees. The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved replacing directors’ annual compensation of $50,000 with three year warrants payable quarterly. The warrants have a term of three years and are fully vested on the date of issuance. The Company recorded $70,800 of stock-based compensation in connection with this issuance.

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

(c)

On March 18, 2013, the Company issued to its former Chief Financial Officer 10,000,000 shares of common stock and warrants to purchase an additional 10,000,000 shares of common stock at the exercise price of $0.0033 per share. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrants have a term of five years. The shares and warrants are fully vested on the date of grant. The Company recorded $125,800 of stock-based compensation which includes $65,000 for the share issuance and $60,800 for the warrants granted.

(d)

On April 5, 2013, the Company issued a total of 3,846,152 warrants to purchase common stock to its four directors, including warrants issued to its Chief Executive Officer and Chief Financial Officer, each of which received 961,538 warrants for their second quarter of 2013 director fees. The issuance is part of the annual compensation that was authorized by the Company’s Board of Directors on December 6, 2011, when the Board approved replacing directors’ annual compensation of $50,000 with three year warrants payable quarterly. The warrants have a term of three years and are fully vested on the date of issuance. The Company recorded $27,600 of stock-based compensation in connection with this issuance.

(e)

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

(f)

On July 7, 2013, the Company issued a total of 650,000 warrants to purchase common stock to its employees. The warrants have a term of three years and are fully vested on the date of issuance. The Company recorded $11,700 of stock-based compensation in connection with this issuance.

(g)

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC, as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages requested in the amount of $ 141,721, which have been accrued for as of September 30, 2013.

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, Levin Consulting Group, LLC, as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company. As of September 30, 2013 the Company has accrued $100,000 loss for the plaintiff‘s claim.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP, providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. The Company has received a notice of default and is currently in discussions with the Plaintiff to settle the matter. TCA is claiming the Company now owes them in excess of $ 550,000 including penalties and interest. As of Sept 30, 2013 the Company has accrued for the principal and accrued interest of $ 283,250. The Company accrued an additional amount of approximately $267,000 for this contingency.

The Company was notified by an April 22, 2013 letter from The Depository Trust Company (“DTC”) that DTC had determined to impose a restriction on physical deposit and on Deposit/Withdrawal At Custodian (“DWAC”) electronic deposit transactions (referred to as a “deposit chill”) on the Company’s common stock. The effect of the deposit chill was that, for the period April 22, 2013 through August 6, 2013, when the deposit chill was lifted following submissions by the Company, no new shares of the Company’s common stock were accepted for deposit with DTC for electronic transfer.

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc. There is currently an outstanding balance of $ 48,459 that is subject to a lawsuit. The Company abandoned the space on October 11 and immediately moved to 485 Underhill Boulevard, Syosset N.Y. The monthly rental at 485 Underhill Boulevard is $ 3,500 per month on a month to month tenancy.

An action was commenced on March 22, 2012, in the Supreme Court of the New York for the County of Nassau, by Lazar, Sanders Thaler & Associates, LLP, a dissolved accounting firm of which Terry R. Lazar, the Company’s former CFO was a member. Among the parties named as defendants were Mr. Lazar and the Company. The claim was made that the Company owned fees to the plaintiff and/or that such fees were paid to Terry Lazar who never forwarded them to the plaintiff. Mr. Lazar undertook the defense of the action on his behalf and on behalf of the Company. Since no bills were sent to the Company for an work other than an invoice for $5,900, which was paid by the Company, and since Mr. Lazar never collected any fees from the Company, an assessment was made by Mr. Lazar that the Company did not have any financial exposure and that it was not necessary to disclose the details of the litigation.

The matter proceeded to inquest and, despite the fact that the plaintiff failed to produce any evidence that (a) any services were rendered to the Company, (b) that any bills were sent to the Company, and (c) that any funds were due from the Company, the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief. In the opinion of counsel for the Company there was no lawful basis for the entry of judgment against the Company and counsel believes that the judgment will be reversed and vacated as against the Company.

This matter has not previously been disclosed in the Company’s Exchange Act filings. Mr. Lazar disclosed the existence of the litigation to management, but not the details, and assured management that he would be responsible for the litigation and that the Company would not have any liability. Management other than Mr. Lazar had no information concerning the litigation with which to evaluate the materiality of the litigation and relied on Mr. Lazar’s representation that the litigation was not material and that the Company had no exposure by reason of its being a defendant in the litigation.

NOTE 12: SUBSEQUENT EVENTS

On December 31, 2013 Gerard Stoehr’s contract as Chief Operating Officer expired and was not renewed by the Company. The Company owes Mr. Stoehr $ 60,000 which has been accrued for as of September 30, 2013.

A Promissory Note was issued for a loan of $15,000 on January 15, 2014 with a maturity date of January 15, 2015. The note was issued without interest. The note was secured with a UCC financing statement filing on the System in use at the Landfill.

On January 15, 2014 a Promissory Note was issued to a lender in the amount of $ 15,000. The Note bears no interest and matures on January 15, 2015. A UCC financing statement was filed on the system operating at the Landfill as security for the Note.

On January 23, 2014 a Promissory Note was issued to a lender in the amount of $ 15,000. The Note bears no interest and matures on January 23, 2015. A UCC financing statement was filed on the system operating at the Landfill as security for the Note.

On January 23, 2014 a Promissory Note was issued to a lender in the amount of $ 15,000. The Note bears no interest and matures on January 23, 2015. A UCC was issued on the system operating at the Landfill as security for the Note.

On February 4, 2014 a Promissory Note was issued to a lender in the amount of $ 15,000. The Note bears no interest and matures on February 4, 2015. A UCC financing statement was filed on the system operating at the Landfill as security for the Note.

On February 20, 2014 a Promissory Note was issued to a lender in the amount of $ 15,000. The Note bears no interest and matures on February 20, 2015. A UCC financing statement was filed on the system operating at the Landfill as security for the Note.

On February 20, 2014 a Promissory Note was issued to a lender in the amount of $ 7,500. The Note bears no interest and matures on February 20, 2015. A UCC financing statement was filed on the system operating at the Landfill as security for the Note.

On February 20, 2014 a Promissory Note was issued to a lender in the amount of $ 7,500. The Note bears no interest and matures on February 20, 2015. A UCC financing statement was filed on the system operating at the Landfill as security for the Note.

Terry R. Lazar, Chief Financial Officer of the Company and a Director resigned on February 14, 2014 as Chief Financial Officer and from the Company’s Board of Directors.

Effective March 7, 2014, Theresa Bischoff resigned as a Director of the Company.

Effective March 7, 2014 Dr. Stephen E. Flynn resigned as a Director of the Company.

On April 2, 2014, the Company Board of Directors elected Stephen M. Hicks to the Board of Directors, to fill a vacancy on the Board, and as President of the Company. Mr. Hicks is the Chief Executive Officer of Southridge LLC (“Southridge.”) Southridge and its affiliates have financed the Company in the past and continue to own debt and equity securities of the Company. New directors, who are not officers, are paid $12,500 per year in cash or stock.

On April 2, 2014, the Company Board of Directors elected Mr. Gilbert Steedley to the Board to fill a vacancy on the Board. Mr. Steedley is currently interim Chief Executive Officer and Director of Accelpath, New York, N.Y. Compensation is as indicated above for Mr. Hicks.

On April 2, 2014,the Company elected Henry Sargent as Vice President and Secretary of the Company. Mr. Sargent is Chief Operating Officer and General Counsel of Southridge.

October 8, 2013 an eviction notice was issued by the landlord for the Company’s facilities at 160 Dupont Street. The Company abandoned the space on October 11 and immediately moved to 485 Underhill Boulevard, Syosset N.Y. The monthly rental at 485 Underhill Boulevard is $ 3,500 per month on a month to month tenancy.

From October 1, 2013 until May 28, 2014, the Company converted a total $180,095 loan principal plus $3,398 accrued interest into 75,325,034 shares of common stock.

On March 13, 2014, a warrant holder exercised 625,000 warrants at exercise price of $0.0025. The holder elected their cash-less exercise provision. Accordingly, the Company issued 526,315 shares of common stock in connection with such exercise.

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

General

PureSafe Water Systems, Inc. (herein referred to as the “Company”, “Puresafe”, “we”, “us” or “our”) was incorporated in Delaware in 1987. The manufacture and marketing of water coolers and filters constituted a substantial part of our business from 1993 until the fourth quarter of 2001, at which time such operations were sold and we began concentrating on the further development, manufacturing and marketing of a patented line of water purification systems (“FRWS”). Between January 2002 and November 2012, we have generated nominal revenues and were deemed for accounting purposes to be a development stage enterprise.

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

Comparison of Results of Operations for the Three Months ended September 30, 2013 and 2012

Revenues. We recognized $0 revenues for the three month period ended September 30, 2013 as compared with $0 for the same period in 2012.

Cost of goods sold. Cost of goods sold for the three month period ended September 30, 2013 was $51,471 as compared with $3,602 for the same period in 2012. The decrease of $47,869 or a 1,329% represents inventory written down to our net realizable value.

Selling, general and administrative. Selling, general and administrative expenses for the three month period ended September 30, 2013 was $478,174 compared to $752,175 for the same period in 2012, a $274,001 or a 36% decrease.

The following is an analysis of Selling, general and administrative expenses fluctuations between 2013 and 2012.

Compensation and related benefits expenses for the three month period ended September 30, 2013 was $263,113, compared to $240,608 for the same period in 2012, a $22,505 or 9% decrease.

Insurance & medical benefits expense for the three month period ended September 30, 2013 was $0. The insurance & medical benefits expense for the same period in 2012 was $18,689.

Research and development. Research and development expenses for the three month period ended September 30, 2013 were $6,143 compared to $0 in the same period of 2012, a small increase. In 2012 we were focused on production of our PSWS units, and this year, based on this experience, we are making some changes on our existing units to improve the design and enhance the performance. We understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the three month period ended September 30, 2013 were $30,759, compared to $73,140 for the same period in 2012, a $42,381 or 58% decrease. In 2012, we received one-time adjustment bill from our auditor resulting in a higher than normal professional, legal and consulting fees for the period compared to 2013 which incurred no such adjustment.

Marketing expenses. Due to operating cash shortfalls, we did not incur any marketing expenses, including stock-based fees, for the three month period ended September 30, 2013. The same expense for the same period of 2012 is $176,723. We made a one-time adjustment to accrue $169,444 in marketing consulting fees that we owed to a consultant.

Occupancy related expenses remained constant compared with same period of 2012. The occupancy related expenses for the three month period ended September 30, 2013 were $47,170, decreased $7,165 from $54,335 for same period in 2012. The decrease in occupancy related expenses in 2013 compared to the same period in 2012 is the result of small decreases in many different areas, such as a reduction in cleaning services and repairs and maintenance, etc.

Loss on Abandonment of fixed asset We incurred $21,720 expense on abandonment of fixed asset for the three month period ended September 30, 2013, compared to $0 for the same period in 2012, a $21,720 change. In the 3rd quarter of 2013, after the Company moved to current location, the Company decided to write-off all fixed assets that are associated with prior locations.

Other administrative and general expenses decreased $79,410 from $188,680 for the three month period ended September 30, 2012 to $109,270 or 42% for the same period in 2013. The decrease is the result of a combination of reductions of other expenses that were not included in the above discussed sections. Two main factors for such a large reduction in other administrative and general expenses are production related expenses. In 2012, we incurred $68,667 of expenses on production related activities which we did not incur any for the same period of 2013. For the three month period ended September 30, 2013, we incurred $2,613 in loan cost related amortization expense, a $70,278 or 96% reduction as compared to the same period in 2012, where the loan cost related amortization expense was $72,891.

Other Income (Expenses)

We generated $369,564 of non-operating income for the three months ended September 30, 2013 and we incurred $264,160 of non-operating expenses for the same period in 2012.

The following is a detailed comparison for both periods:

Interest expense - non-debt discount related interest expense in the three month periods ended September 30, 2012 and 2013 was $65,001 and $63,782, respectively, a $1,219 or 2% increase. In the third quarter of 2012, we made two one-time entries; i) On July 3, 2012, a customer requested to convert $130,000 customer deposit into common stock. Base on the terms of the original sales/rental agreement, upon the issuance of 4,187,500 shares of common stock, we recorded $37,500 interest expense to fulfill the Company’s obligation, ii) in September, 2012, the Company recorded $85,000 interest expense resulted from an agreement the Company entered into with a lender to amend certain convertible notes issued by the Company to the lender, dated as of March 27, 2012 and April 25, 2012 in the aggregate principal amount of $100,000. The lender agreed to forgo the right to convert those notes into common stock and, in exchange, the Company agreed to add an additional $85,000 principal onto the original $100,000 note.

Interest expense - debt discount incurred in the three month period ended September 30, 2013 and 2012 was $107,384 and $480,064, respectively, a $372,680 or a 78% decrease. The main reason for the decrease in debt-discount related interest expense is that we fully amortized the debt discount of most of our loans that we entered in 2011 and 2012, and we entered into fewer loan agreements in the third quarter of 2013 compared to the same period of 2012.

Changes in fair value of warrants and embedded conversion options for the three months ended September 30, 2013 and 2012 were $803,600 and $392,700, respectively.

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

Comparison of Results of Operations for the Nine months ended September 30, 2013 and 2012

Revenues. We recognized $0 revenues for the nine month period ended September 30, 2013 as compared with $265,000 for the same period in 2012.

Cost of goods sold. Cost of goods sold for the nine month period ended September 30, 2013 was $51,471 as compared with $286,320 for the same period in 2012.

Selling, general and administrative. Selling, general and administrative expenses for the nine month period ended September 30, 2013 was $1,890,656 compared to $1,852,371 for the same period in 2012, a $38,285 or 2% increase.

The following is an analysis of Selling, general and administrative expenses fluctuations between 2013 and 2012.

Compensation and related benefits expenses, including directors’ fees for the nine month period ended September 30, 2013 was $1,071,181 compared to $804,652 for the same period in 2012, a $266,529 or 33% increase

Directors’ fees increased $51,600 from $87,600 for the nine month period ended September 30, 2012 to $139,200 for the same period in 2013. The $51,600 or 59% increase for the directors’ fees is the result of the market price fluctuation between the fair value of the market price on the date of warrant issuance and the warrant exercise.

Salaries expenses, excluding Stock-based compensation, remained relatively constant from $550,352 for the nine month period ended September 30, 2012 to $550,855 for the same period in 2013.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, increased $172,800 from $166,700 for the nine month period ended in September 30, 2012 to $339,500 for the same period in 2013. We issued 27,000,000 shares of common stock to our employees and contractors in the nine months ended September 30, 2013 and recorded $171,300 stock-based compensation for such issuance. This is in comparison to 2,300,000 shares of common stock issued and $149,500 of stock-based compensation recorded in the same period of 2012, an increase of 24,700,000 shares and $21,800. In addition, on February 11, 2013, the Compensation Committee granted our Chief Executive Officer and Chief Financial Officer a total of 25,000,000 warrants to purchase 25,000,000 shares of common stock at an exercise price of $0.0033 per share. We recorded $152,000 of stock-based compensation in connection with such grant.

Insurance & medical benefits expense for the nine month period ended September 30, 2013 was $33,723, compared to $62,538 for the same period in 2012, a $28,816 or 46% decrease. The decrease in total insurance premium is the net result of the reduction in our workers’ compensation insurance premium due to the reduction of production staff in 2013 and the increase the general liability premium in the same period.

Research and development. The research and development expenses for the nine month period ended September 30, 2013, were $52,825 compared to expenses in the same period in 2012 of $58,239, a $5,414 or 9% decrease. In the past two years, due to cash restrictions, we have curtailed the expenses on research and development and have focused our resources on production. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the nine month period ended September 30, 2013 were $309,777, compared to $138,238 for the same period in 2012, $171,539 or 124% increase. The main reason for the $171,539 increase is that, in the nine month period ending September 30, 2013, we recorded $257,000 of stock-based consulting fees represented by 74,509,222 shares of our common stock being issued to two consultants and one investment banker for services we received. In the same period of 2012, we only issued 186,538 shares of common stock representing $10,900 of stock-based consulting fees. In 2012, we received one-time adjustment bill from our auditor resulting in a higher than normal professional, legal and consulting fees for the period compared to 2013 which incurred no such adjustment.

Marketing expenses, including stock-based compensation, decreased $164,542 from $190,377 for the nine month period ended September 30, 2012 to $25,835 for the same period in 2013. As previous discussed, the main reason for such decrease, we made a non-recurring adjustment to accrue $169,444 in marketing consulting fees that we owed to a consultant in the 3rd quarter of 2012.

Occupancy related expenses decreased $25,065 from $193,967 for the nine month period ended September 30, 2012 to $168,902 for the same period in 2013. The decrease in occupancy related expenses in 2013 compared to the same period in 2012 is the result of small decreases in many different areas, such as reductions in cleaning services and repairs and maintenance.

Gain on disposal of equipment— We incurred total $14,434 loss on abandonment of fixed asset. We sold our Ford truck in the second quarter of 2013 and realized a $7,286 gain after writing-off the balance of the asset. In March 2012, we moved our headquarters to our 160 Dupont Street facility. As a result, we wrote-off $34,707 of leasehold improvements, recorded as loss on disposal of equipment. In the 3rd quarter of 2013, after the Company moved to current location, the Company decided to write-off all fixed assets that are associated with prior locations.

Other administrative and general expenses decreased $155,819 from $369,652 for the nine month period ended September 30, 2012 to $213,833 for the same period in 2013. The $213,833 or 42% decrease is a combination of reductions of other expenses that were not included in the above discussion. Two main factors in other administrative and general expenses are production related expenses. In 2012, we incurred $68,667 in expenses on production related activities which we did not incur any for the same period of 2013.

Other Income (Expenses)

We incurred $373,385 in non-operating expenses for the nine months ended September 30, 2013, compared to $152,806 for the same period in 2012, a $220,579 or 144% increase in spending.

The following is a detailed analysis for such increase:

In the 3rd quarter of 2013, the Company decided that most of raw materials have become obsolete after the Company reengineered the unit. As a result, the Company wrote off $51,471 worth of inventory.

Interest expense - non-debt discount related incurred in the nine month period ended September 30, 2013 and 2012 was $215,676 and $298,564, respectively, a $82,888 or 28% decrease. This $82,888 or 28% decrease is the result of the following factors. i.) In the third quarter of 2012, we made two one-time entries; ii) On July 3, 2012, a customer requested to convert $130,000 customer deposit into common stock. Based on the terms of the original sales/rental agreement, upon the issuance of 4,187,500 shares of common stock, we recorded $37,500 of interest expense to fulfill the Company’s obligation; iii) In September, 2012, the Company recorded $85,000 of interest expense resulted from an agreement the Company entered into with a lender to amend certain convertible notes issued by the Company to the lender, dated as of March 27, 2012 and April 25, 2012 in the aggregate principal amount of $100,000. The lender agreed to forgo the right to convert those notes into common stock and in exchange, the Company agreed to add an additional $85,000 to the original principal amount of $100,000 of the note. In the first six months of 2013, we incurred approximately $27,000 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes, where such expense was immaterial in the same period of 2012.

Interest expense - debt discount incurred in the nine month period ended September 30, 2013 and 2012 was $183,128 and $660,090, respectively, a $476,962 or 72% decrease. The main reason for the decrease in debt-discount related interest expense is that we fully amortized the debt discount of most of our loans that we entered in 2011 and 2012, and we entered into fewer loan agreements in the second quarter of 2013 compared to the same period of 2012.

Changes in fair value of warrants and embedded conversion options for nine months ended September 30, 2013 and 2012 were $253,500 and $790,600, respectively.

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

Liquidity and Capital Resources

As of September 30, 2013, we maintained a cash balance of $36,051 as compared to $63,571 as of December 31, 2012.

Net cash used in the operating activities in the nine months ended September 30, 2013 was $912,152, compared to $702,431 used in the same period of 2012, a $222,720 or 32% increase. The main factor for the increase of net cash used in operating activities is that we did not receive any cash from operating activities, such as sales, in 2013, compared to approximately $265,000 received through sales and other operating activities in the same period of 2012.

Net cash received in investing activities in the nine month period ended September 30, 2013 and 2012 was $12,544 and $0, respectively. We sold our Ford truck in the second quarter of 2013 and received $20,000 cash, wrote-off the asset and recorded a $7,286 non-cash gain in connection with the sale. We paid $7,456 cash for a patent related activity and capitalized such transaction.

In the nine months ended September 30, 2013 and 2012, respectively, we received $635,314 and $200,000 through sales of our common stock and warrant exercises. We received $27,923 from an investor to exercise his warrants to purchase 1,296,067 shares of common stock at exercise prices between $0.0128 and $0.0144. As of September 30, 2013, we have not issued the shares in connections with such warrant exercises yet.

Funds received from officers’ and directors’ convertible loans in the nine months ended September 30, 2013 and 2012 were $9,051 and $80,000, respectively; cash received from issuing convertible promissory notes was $285,000 and $656,000, respectively; and cash received from issuing promissory notes was $10,000, and $0, respectively. We paid $0 and $120,649 in financing costs associated with loans created in the nine month periods ended September 30, 2013 and 2012, respectively; cash used to repay convertible notes payable was $32,500 and $0, respectively; cash used to repay officers and directors notes was $48,500 and $16,000, respectively; and cash used to repay notes payable was $14,200 and $140,000, respectively.

From the above activities, net cash provided by financing activities in the nine months ended September 30, 2013 and 2012 was $872,088 and $659,351, respectively.

From all the above activities, net cash used for the nine month periods ended September 30, 2013 and 2012 was $27,520 and $43,080, respectively.

At September 30, 2013, we had a working capital deficit of approximately $4.8 million. We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $47.3 million. These conditions raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent upon its ability to bring our products to market and generate revenues, control costs, and obtain additional financing, as required and on reasonable terms. Our plans with respect to these matters include restructuring our existing debt and raising additional financing through issuance of convertible preferred stock, common stock and/or debt. On January 23, 2013, we signed an Engineering Package Agreement (“ETG Agreement”) with ETG/Engineering Technologies Group, Inc. (“ETG”), Hopkinton, Massachusetts. Under the engineering agreement, ETG will provide detailed electronic engineering drawings and purchase specifications for our water purification and filtration product and to facilitate the outsourcing of the assembly, sub-assembly and manufacturing of our product. On January 25, 2013, we entered into an Exclusive Sales and Marketing Agreement (the “Distribution Agreement”) with Global Equipment Marketing, Inc. (“GEM”), Hopkinton, Massachusetts, a distribution and marketing company. Under the Distribution Agreement, GEM is responsible, on an exclusive basis, for promoting and selling our products at their cost and expense. In exchange, GEM will receive a discount from the list prices of PureSafe products in connection with sales to its dealers, distributors, representatives and resellers. We remain responsible for the design and manufacturing of our products. On April 2nd 2014, The Company announced that Stephen Hicks and Gilbert Steedley were appointed to the Board of Directors and that Stephen Hicks was appointed President of the Company. Henry Sargent was appointed Vice President and Secretary.

The Company requires immediate capital to remain viable. We can give no assurance that such financing will be available on terms advantageous to us, or at all. Should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain or all of our operational activities. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures – We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of September 30, 2013.

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

•

Complex Accounting Transactions: Due to our limited resources and personnel management has concluded that, as of September 30, 2013, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.

•

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

•

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our 2013 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Terry R. Lazar, Chief Financial Officer of the Company and a Director resigned on February 14, 2014 as Chief Financial Officer and from the Company’s Board of Directors for personal reasons. Our Chief Executive Officer has assumed these responsibilities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC, as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages requested in the amount of $ 141,721 which has not been accrued of of September 30, 2013 for the outcome or amount of this action cannot reasonably be determined

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, Levin Consulting Group, LLC, as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company. As of September 30, 2013 the Company accrued $100,000 loss for the plaintiff‘s claim.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP, providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. The Company has received a notice of default and is currently in discussions with the plaintiff fto settle the matter. TCA is claiming the Company now owes them in excess of $ 550,000 including penalties and interest. As of Sept 30, 2013 the Company has accounted for the principal and accrued interest of $ 283,250. The Company accrued additional $266,750 for this contingency.

The Company was notified by an April 22, 2013 letter from The Depository Trust Company (“DTC”) that DTC had determined to impose a restriction on physical deposit and on Deposit/Withdrawal At Custodian (“DWAC”) electronic deposit transactions (referred to as a “deposit chill”) on our common stock. The effect of the deposit chill was that, for the period April 22, 2013 through August 6, 2013, when the deposit chill was lifted following submissions by the Company, no new shares of our common stock were accepted for deposit with DTC for electronic transfer.

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc. There is currently an outstanding balance of $ 48,459 that is subject to a lawsuit. The Company abandoned the space on October 11 and immediately moved to 485 Underhill Boulevard, Syosset N.Y. The monthly rental at 485 Underhill Boulevard is $ 1,500 per month on a month to month tenancy.

An action was commenced on March 22, 2012 , in the Supreme Court of the New York for the County of Nassau, by Lazar, Sanders Thaler & Associates, LLP, a dissolved accounting firm of which Terry R. Lazar, the Company’s former CFO was a member. Among the parties named as defendants were Mr. Lazar and the Company. The claim was made that the Company owned fees to the plaintiff and/or that such fees were paid to Terry Lazar who never forwarded them to the plaintiff. Mr. Lazar undertook the the defense of the action on his behalf and on behalf of the Company. Since no bills were sent to the Company for an work other than an invoice for $ 5,900, which was paid by the Company, and since Mr. Lazar never collected any fees from the Company, an assessment was made by Mr. Lazar that the Company did not have any financial exposure and that it was not necessary to disclose the details of the litigation.

The matter proceeded to inquest and, despite the fact that the plaintiff failed to produce any evidence that (a) any services were rendered to the Company, (b) that any bills were sent to the Company, and (c) that any funds were due from the Company, the court awarded judgment to the plaintiff against the Company in the sum of $25,000.00. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $ 36,612.91. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief. In the opinion of counsel for the Company there was no lawful basis for the entry of judgment against the Company and counsel believes that the judgment will be reversed and vacated as against the Company.

ITEM 1A. RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended Sept 30, 2013.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
February 13, 2013	42,424,242 shares of common stock and three year warrants to purchase 10,606,061 shares of common stock at exercise price $0.0039 through 2012 Private Placement.	Private investor	NA	$0.0033/NA
March 4, 2013	15,151,515 shares of common stock and three year warrants to purchase 3,787,879 shares of common stock at exercise price $0.0039 through 2012 Private Placement.	Private investor	NA	$0.0033/NA
March 4, 2013	15,151,515 shares of common stock and three year warrants to purchase 3,787,879 shares of common stock at exercise price $0.0039 through 2012 Private Placement.	Private investor	NA	$0.0033/NA
March 4, 2013	3,205,128 shares of common stock and three year warrants to purchase 801,282 shares of common stock at exercise price $0.0094 through 2012 Private Placement.	Private investor	NA	$0.0078/NA
March 14, 2013	3,048,780 shares of common stock and three year warrants to purchase 762,195 shares of common stock at exercise price $0.0098 through 2012 Private Placement.	Private investor	NA	$0.0082/NA
January 16, 2013	4,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00156/NA
January 22, 2013	8,823,529 shares of common stock issued through loan conversion.	Private investor	NA	$0.0017/NA
January 22, 2013	8,012,228 shares of common stock issued through loan conversion.	Private investor	NA	$0.0027/NA
January 28, 2013	10,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.0012/NA
January 31, 2013	7,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00108/NA
February 4, 2013	5,666,667 shares of common stock issued through loan conversion.	Private investor	NA	$0.0012/NA
February 4, 2013	8,388,890 shares of common stock issued through loan conversion.	Private investor	NA	$0.003/NA

March 5, 2013	2,443,333 shares of common stock issued through loan conversion.	Private investor	NA	$0.0009/NA
March 26, 2013	6,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00102/NA
January 18, 2013	8,774,761 shares of common stock issued to settle debt	Private investor	NA	$0.00156/NA
February 14, 2013	6,597,799 shares of common stock issued to settle debt	Private investor	NA	$0.006426/NA
March 14, 2013	6,748,452 shares of common stock issued to settle debt	Private investor	NA	$0.008336/NA
March 19, 2013	3,000,000 shares of common stock issued for service	Consultant	NA	$0.009/NA
March 19, 2013	25,000,000 shares of common stock issued for service	Consultant	NA	$0.006/NA
March 18, 2013	15,000,000 shares of common stock issued for compensation	CEO	NA	$0.0065/NA
March 18, 2013	10,000,000 shares of common stock issued for compensation	CFO	NA	$0.0065/NA
March 25, 2013	950,000 shares of common stock issued for compensation	Employee	NA	$0.004/NA
March 25, 2013	1,250,000 shares of common stock issued for service	Consultant	NA	$0.004/NA
January 8, 2013	Five-year warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.0036 per share issued in connection with loan issuance	Private investor	NA	$-0-/NA
January 17, 2013	Five-year warrants to purchase 12,820,512 shares of common stock at an exercise price of $0.0039 per share issued for director fees for 1st quarter of 2013	Board of directors	NA	$-0-/NA
February 11, 2013	Five-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.0033 per share issued for compensation	CEO	NA	$-0-/NA
April 3, 2013	5,000,000 shares of common stock and three year warrants to purchase 1,250,000 shares of common stock at exercise price $0.012 through 2012 Private Placement.	Private investor	NA	$0.01/NA
April 11, 2013	1,760,563 shares of common stock and three year warrants to purchase 440,141 shares of common stock at exercise price $0.017 through 2012 Private Placement.	Private investor	NA	$0.0142/NA

April 16, 2013	7,200,000 shares of common stock and three year warrants to purchase 1,800,000 shares of common stock at exercise price $0.0168 through 2012 Private Placement.	Private investor	NA	$0.014/NA
April 1, 2013	Three-year warrants to purchase 3,846,152 shares of common stock at an exercise price of $0.013 per share issued for director fees for 2nd quarter of 2013	Board of directors	NA	$-0-/NA
May 24, 2013	2,083,333 shares of common stock issued through loan conversion.	Private investor	NA	$0.0096/NA
May 28, 2013	1,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.00948/NA
June 6, 2013	2,547,368 shares of common stock issued through loan conversion.	Private investor	NA	$0.0095/NA
June 20, 2013	1,500,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.0079/NA
June 21, 2013	900,000 shares of common stock issued to settle debt	Private investor	NA	$0.0145/NA
June 25, 2013	25,000,000 shares of common stock issued for service	Consultant	NA	$-0-/NA
July 11, 2013	801,282 shares of common stock issued through warrant exercise	Private investor	NA	$0.0094/NA
July 11, 2013	1,093,750 shares of common stock issued through warrant exercise	Private investor	NA	$0.0096/NA
July 22, 2013	833,333 shares of common stock issued through warrant exercise	Private investor	NA	$0.0072/NA

July 22, 2013	1,666,667 shares of common stock issued through warrant exercise	Private investor	NA	$0.0036/NA
July 18, 2013	762,195 shares of common stock issued through warrant exercise	Private investor	NA	$0.0098/NA
July 18, 2013	4,261,848 shares of common stock issued through warrant exercise	Private investor	NA	$0.00352/NA
July 23, 2013	245,098 shares of common stock issued through warrant exercise	Private investor	NA	$0.0184/NA
September 16, 2013	1,052,631 shares of common stock issued through warrant exercise	Private investor	NA	$0.-0-/NA
August 12, 2013	1,500,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.006/NA
August 26, 2013	10,894,412 shares of common stock issued through loan conversion.	Private investor	NA	$0.014/NA
August 26, 2013	1,815,078 shares of common stock issued through loan conversion.	Private investor	NA	$0.014/NA
August 26, 2013	1,815,078 shares of common stock issued through loan conversion.	Private investor	NA	$0.014/NA
August 26, 2013	1,815,078 shares of common stock issued through loan conversion.	Private investor	NA	$0.014/NA
September 3, 2013	4,209,917 shares of common stock issued through loan conversion.	Private investor	NA	$0.00605/NA

September 16, 2013	1,518,389 shares of common stock issued through loan conversion.	Private investor	NA	$0.00355/NA
September 18, 2013	3,000,000 shares of common stock issued through loan conversion.	Private investor	NA	$0.0025/NA
July 15, 2013	526,312 shares of common stock issued as penalty for failing to issue shares on time	Private investor	NA	$-0-/NA
July 7, 2013	Three-year warrants to purchase 650,000 shares of common stock at an exercise price of $0.0033 per share issued for employee award	Employee	NA	$-0-/NA
July 1, 2013	Three-year warrants to purchase 2,702,704 shares of common stock at an exercise price of $0.0185 per share issued for director fees for 3rd quarter of 2013	Board of directors	NA	$-0-/NA

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

ITEM 6. EXHIBITS.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith

** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PureSafe Water Systems, Inc.

Dated: June 6, 2014	By:	/s/ Leslie J. Kessler
Leslie J. Kessler
Chief Executive Officer and Principal Financial Officer