Form 10-K
period 2013-12-31
PureSafe Water Systems, Inc.
filed 2014-10-23
CIK 764839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30544

PureSafe Water Systems, Inc.
(Name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 East Mall, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 208-8250

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes      . No  X .

Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No  X .

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

Yes      . No  X .

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $14,590,381.

As of October 23, 2014, 1,414,187,330 shares of the common stock of the registrant were issued and outstanding.

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refers to PureSafe Water Systems, Inc.

Note Regarding Forward - Looking Statements

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

•

our ability to manage marketability of our products;

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

PART I

Item 1. Business.

Organizational Structure

Our company was incorporated in Delaware in 1987. Our business predecessor was incorporated in Arizona in 1985. In 1993, our business predecessor, then known as Auto Swap, U.S.A., Inc., merged with and into our company, although the business predecessor was treated as the surviving corporation for accounting purposes. Following the effectiveness of such merger, the surviving corporation changed its name to “Water Chef, Inc. and began operating the businesses previously conducted by the business predecessor, the manufacture and marketing of water coolers and filters. The manufacture and marketing of water coolers and filters constituted a substantial part of our business from 1993 until the fourth quarter of 2001, at which time such operations were sold and we began concentrating on the further development, manufacturing and marketing of a patented line of water purification systems. In 2007, new management commenced development of our “PureSafe™ First Response Water System” line of mobile water decontamination and purification systems (the “PureSafe FRWS”). In 2008, we changed our name to “PureSafe Water Systems, Inc.”

With the initial sales of the Puresafe FRWS in 2011 and 2012, for accounting purposes we are no longer deemed to be a development state enterprise. We are, however, an early stage commercial enterprise. The accompanying financial statements have been prepared assuming our Company will continue as a going concern. The PureSafe FRWS is the product line by which we have generated our first significant sales since 2001.

General

We have developed a “PureSafe First Response Water System” (“PureSafe FRWS”) that is mobile, self-contained and purifies essentially any type of raw water source or decontaminates any contaminated water, including seawater, for emergency water supply production at a first response emergency site.

Recent Developments—Management Changes

Terry R. Lazar, former Chief Financial Officer of the Company and a director, resigned effective February 15, 2014 for personal reasons as Chief Financial Officer and from our Board of Directors, and on December 31, 2013, Gerard Stoehr’s contract as Chief Operating Officer expired Mr. Stoehr agreed to stay on with the Company as an independent consultant.

Effective March 7, 2014, Theresa Bischoff and Dr. Stephen E. Flynn resigned as a directors of the Company for personal reasons, and on April 2, 2014, our Board of Directors elected Stephen M. Hicks, to our Board of Directors, to fill a vacancy on the Board, and as President of the Company. Mr. Hicks is the Chief Executive Officer of Southridge LLC (“Southridge”), which has financed the Company in the past and continues to own debt and equity securities of the Company. Our Board also on the same date elected Gilbert Steedley as a director of the Company, to fill a vacancy on the Board of Directors, and elected Henry Sargent as Vice President and Secretary of the Company. Mr. Sargent is the Chief Operating Officer and General Counsel of Southridge.

On June 13, 2014, the Company entered into a consulting agreement with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”), for the period from the date of the consulting agreement through March 31, 2015. The Agreement requires Tarpon to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of our outstanding debt and equity securities. Tarpon is a controlled company in the Southridge LLC group of companies. Stephen Hicks, President and a director of the Company, controls Southridge and is the manager of Tarpon. Pursuant to the terms of the consulting agreement, upon execution of the agreement, Tarpon received 17 shares of a newly authorized Series H Preferred Stock with a stated value of $425,000, and will receive additional shares of Series H Preferred Stock with a stated value of $75,000 monthly, continuing through the balance of the term of the consulting agreement. The execution and delivery of the Consulting Agreement was approved by the directors of the Company. Mr. Hicks did not participate in the vote on this matter.

On June 13, 2014, the Board of Directors of the Company (Mr. Hicks not participating) authorized the issuance to Mr. Hicks of all of the fifty-one (51) authorized shares of a new Series G Preferred Stock for a purchase price of $1 per share. As a result of the voting rights granted to the Series G Preferred Stock in the Certificate of Designations, Mr. Hicks, as the Series G stockholder, holds in the aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company. Pursuant to the terms of the Board resolution authorizing the issuance of the Series G Preferred Stock, and authorizing the issuance of the shares to Mr. Hicks, the Company has the right to redeem said Preferred Stock of the Company upon his resignation or the termination of his services as President of the Company. The Company believes that the issuance of the Series G Preferred Stock to Mr. Hicks will facilitate the Company’s ability to manage its affairs.

On the corporate front, we are negotiating with creditors to lower the Company’s significant debt load, including debt owed the secured creditor. We have reduced the Company’s fixed costs through an ongoing vendor review. We are bringing in capital on an as needed basis.

Products

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

We have developed a patent pending “PureSafe First Response Water System” that is self-contained and purifies most types of contaminated fresh or service water, including seawater that may be found at a first response emergency site. This system is uniquely mobile, by helicopter or transported by truck. The initial PureSafe FRWS prototype was developed using advanced Israeli water treatment technology. The original prototype was capable of producing 10,000 gallons of water per day, but could not desalinate sea water, and did not have a built in generator or water bagging capability. Adhering to the original treatment train and process, we have since built a 2nd prototype (FRWS unit). The FRWS unit can produce EPA compliant drinking from contaminated fresh or surface water at the rate of 30,000 gallons per day to provide drinking water to 45,000 people. The unit has a built in generator and water bagging capability at the rate of 30,000 ½ liter bags of water per day (16.9 ozs). This represents approximately 5,000 gallons of water. The unit also has a built-in Water Filling Station that can provide an additional 25,000 gallons of water that can be delivered in various formats. To prevent secondary contamination, the system has the capability of disinfecting contaminated containers by spraying the insides of the containers with ozonated water. The unit can be easily converted into a stationary unit to provide for daily needs of a population lacking safe drinking water. This system has received Gold Seal Certification from the Water Quality Association, which we believe is a significant accomplishment. In addition, the Nassau County Department of Health independently tested the PureSafe FRWS unit’s water quality and the results exceeded all testing parameters.

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

Marketing Plan

Our management understands that, to be successful, we will need to create an effective sales organization to promote our brand and product attributes through a variety of outlets and formats with clear branding messages. With this in mind, our marketing plan is based on the following key components:

•

Strategic Alliances –. In January 2013 we entered into a strategic and exclusive agreement with Global Equipment Marketing, Inc. (GEM). GEM will sell and market our products utilizing as a dba PureSafe Water System Sales.

•

Direct Marketing and Sales – The marketing and sales plan will initially focus on short term developed business opportunities where money is currently available. The sales effort will be by both direct sales, development of an international dealer distribution network, and through the assistance of sales consultants and respresentatives.

Referencing our goals, we are also redirecting the sales effort so that it will no longer predominantly rely on one sector of the economy. We will now aim to expand our product to the oil and gas sector, as well as many government and municipalities; agricultural, and industrial businesses. We are reviewing the entire approach to the product with an aim to deepen and diversify our distribution channels, lower our cost of production, improve the Company’s profit margin on sales and maintain an inventory of units for immediate sale.

At present our demonstration unit is on the road in a much more organized and deliberate approach to achieve maximum exposure through the balance of this year. We will be updating our marketing materials and directing more resources to our sales and marketing efforts. The previously announced sale to the Mexican Tequila company is moving forward.

We are looking to employ a full time water technologist to assist our sales organization in analyzing prospective customer needs and researching new applications for product use.

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

We have identified the following types of mobile water purification systems, and the companies that manufacture them, where the products are competitive with the PureSafe First Responder Mobile Water Purification System.

There are four categories of existing water purification units:

1.

The first are those which are essentially very large, not very mobile, almost “fixed” installation units used primarily for long term solutions with a significant amount of lead time. Manufacturers include: GE, Siemens, and Severn Trent, all of which manufacture large containerized systems.

2.

The second group includes those products that are smaller, cheaper, lighter in weight, but still unable to respond quickly because of their limited purification capabilities (the unit needs to be prepared in advance for the type of contamination it will face.) Manufacturers are: Ecospheres Technology, Lenntech, Testa/Viwa and Lifekeeper. None of these systems would fall in to the first responder category.

3.

The third group is the category made up of specialty units designed to be either much lower cost, use only green power (with the significant limitations caused by that), or meet a specialized and limited need. Manufacturers include Mobile MaxPure, Bi Pure Water and Rodi which, while they have a trailer mounted system, have no on board power source.

4.

The fourth group includes those companies which have similar claims and design characteristics as PureSafe System. These manufacturers include: Global Water Group which manufactures different size systems with options which include the trailer, generator, treatment, and salinity options; Nirosoft, which manufactures systems capable of processing different sources; LifeStream, which has a soft side trailer; and Aquapura Tempest, which has different types of units depending on the source.

In general, the markets in which we intend to operate are highly competitive with respect to performance, quality and price. We anticipate that we will directly compete with those competitors which we identified above, as well as with other local, regional and water treatment service and equipment providers. In the future, we also may face further competition from new market entrants and possible alliances between existing competitors. Most of our competitors have financial, marketing and other resources than we have. As a result, competitors may be able to respond more quickly to new or emerging trends and changes in technology, benefit from greater purchasing economies, offer more aggressive pricing to customers or devote greater resources to the promotion of their products than we are capable of accomplishing. In addition, our potential competitors in many cases already have customers to which they have sold water purification systems and these systems have an operating track record, in contrast to our FRWS which is a relatively new productin the market. There can be no assurance that we will be able to successfully compete in this market.

Markets Served

We have reviewed a study conducted by Frost & Sullivan examining the Mobile Water Treatment Market to aide us in identifying our target markets and our plan to penetrate those markets.

Definition of Mobile Water Treatment Systems (Frost & Sullivan Study)

•

Mobile Water Treatment Systems are trailer/skid mounted systems that offer quick, reliable and cost effective service to meet water crises. They provide various water treatment technologies such as reverse osmosis, filtration, demineralization, ion exchange, softening and deoxgenation.

•

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

Target Organizations:

•

Federal/State and Local Offices of Emergency Management

•

Federal/State Department of Homeland Security

•

Department of Public Works

•

Department of Public Safety

•

Public Water Authority

•

Federal, State and Local Correctional Institutions/Facilities

Quasi-Municipal Treatment

Key market driver is similar to municipal treatment but the affected population is unique to the organization’s specific function or purpose. They can be publically or privately operated and funded.

Target Organizations:

•

Public (State) Universities

•

Private Universities

•

Private Hospitals

•

Nursing Homes/Assisted Living Facilities

•

Hotels and Resorts

•

Analytical Laboratories

•

Outpatient Treatment Centers

Industrial Treatment

Key market driver is cost related to plant downtime in case of unavailability of purified and processed water for process support or as an ingredient in the end product.

Target Industries:

•

Power Generation

•

Oil and Gas Exploration

•

Petrochemicals and Refineries

•

Chemical Processing

•

Metals and Mining

•

Electronics

•

Food and Beverage Processing

•

Pharmaceuticals

The International Market

The International Market encompasses the identified target markets as well as the need for drinking water for everyday use.

World Water Facts

•

884 million people lack access to safe drinking water.

•

3.575 million people die each year from water-related diseases.

•

Every 20 seconds a child dies from a water related disease.

•

In the developing world 24,000 children under the age of five die every day from preventable causes like diarrhea contracted from unclean water.

•

In just one day 200 million hours of women’s time is consumed for the most basic of human needs-collecting water for domestic use.

•

Less than 1% of the world’s fresh water is readily accessible for direct human use.

•

More than 80% of sewage in developing countries is discharged untreated, polluting rivers, lakes and coastal areas.

Sources; Water.org, UN reports, WHO

Intellectual Property

On October 6, 2014, the Company received from the U.S. Patent & Trademark Office a Notice of Allowance (for issuance as a patent) and Fee(s) Due with respect to our application (No. 12/100,137) for versatile water purification systems and methods, which application was filed April 9, 2008.

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

Our expenditures for research and development activities in fiscal 2013 were $55,874, and in fiscal 2012 were $62,032.

Insurance

The Company maintains a $2 million general business liability policy. We believe such insurance coverage to be adequate for our current requirements. No assurance can be given that adequate insurance coverage, at reasonable cost or otherwise, will be available in the future.

Employees

As of October 23, 2014, the Company employed a Chief Executive Officer, a Field Supervisor and one full time administrative employee in our headquarters.

We have no collective bargaining agreement with any of our employees.

Item 1A. Risk Factors.

We will need additional capital to finance existing obligations and to fund our operations and growth and we may not be able to obtain additional capital at all, or to obtain capital under terms acceptable to us.

We are seeking to raise additional capital. Due to our strategic alliance with GEM and ETG our financial requirements have been reduced. We anticipate that this amount of capital, if fully raised, will satisfy our financial obligations for approximately 24 months. In addition, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, therefore creating the need for additional capital. Historically, cash generated from operations has not been sufficient to fund our capital requirements, and we have relied upon sales of securities, and loans from our officers to fund our operations. We cannot assure you that we will have sufficient funds available to meet our working capital requirements, or that we will be able to obtain capital to finance operations on favorable terms or at all. If we do not have, or are otherwise unable to secure necessary working capital, we may be unable to fund the continued manufacture of PureSafe units, and we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, any of which could harm our business.

We have a history of losses and we may continue to incur losses in the future and/or we may never achieve or maintain profitability.

Our financial statements have been prepared assuming that we will continue as a going concern. At December 31, 2013, our stockholders’ deficiency was $5,535,503, as compared to $4,483,108 at December 31, 2012. Negative working capital was $5,628,425 at December 31, 2013, as compared to $4,610,445 at December 31, 2012.

We continue to suffer recurring losses from operations and have an accumulated deficit since inception (1987) through December 31, 2013 of approximately $48.3 million, and a loss from operations of approximately $3.2 million for the year ended December 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We will experience competition from a large number of more established firms in the market for water purification systems. Many of these companies are much larger and have substantially greater financial resources than us. In addition, our potential competitors in many cases already have customers to which they have sold water purification systems and these systems have an operating track record, in contrast to our FRWS which is a relatively new production the market.

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

Item 2. Properties.

The Company leases its offices at 35 East Mall, Plainview, NY, on a month-to-month basis, at a monthly rental of $1,050.

Item 3. Legal Proceedings.

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages, as of February 2014, requested in the amount of $475,930, which have been accrued for and included in accounts payable and accrued liabilities as of December 31, 2013. An inquest is set to begin on December 3, 2014 to determine the amount of money damages due on Fairchild’s claim.

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, Levin Consulting Group, LLC (“Levin”), as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company. The warrant was originally issued contemporaneously with the issuance of a $20,000 promissory note to Levin. In June 2014 the Company entered into a settlement and has agreed to issue a convertible promissory note in the amount of $50,000 to the plaintiff. The convertible note matures on December 31, 2015 and accrues interest at 10% per annum. The holder may convert all or any portion of the outstanding principal and accrued and unpaid interest due and payable under the note into shares of the Company’s common stock at a conversion price equal to 50% of the lowest closing bid price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 9.999% of our outstanding common stock upon any conversion. If the closing bid price for the common stock on the date in which the conversion shares are deposited into the holders brokerage account and the holder may execute trades of the conversion shares (“the “Clearing Date”) then the conversion price shall be adjusted such that the discount be taken from the closing bid price on the Clearing Date. The original $20,000 note remains outstanding. As of December 31, 2013 the Company has accrued a $50,000 loss as a result of the settlement and is included in accounts payable and accrued liabilities.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of December 31, 2013 the Company is reporting a liability of $554,814 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchase outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of December 31, 2013 the Company is reporting a liability of $57,484 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

On January 31, 2014, in conjunction with the settlement agreement outlined above, the Company issued Tarpon a convertible promissory note in the principal amount of $75,000. The convertible note matures one year from the date of issuance with interest at 10% per annum. The convertible promissory note shall have no registration rights and shall be convertible into the common stock of the Company at any time at a conversion price equal to 75% of the low closing bid price for the twenty days prior to conversion.

The Company was notified by an April 22, 2013 letter from The Depository Trust Company (“DTC”) that DTC had determined to impose a restriction on physical deposit and on Deposit/Withdrawal At Custodian (“DWAC”) electronic deposit transactions (referred to as a “deposit chill”) on the Company’s common stock. The effect of the deposit chill was that, for the period April 22, 2013 through August 6, 2013, when the deposit chill was lifted following submissions by the Company, no new shares of the Company’s common stock were accepted for deposit with DTC for electronic transfer. As of October 2014 the restriction had not been lifted.

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at December 31, 2013. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of December 31, 2013 the Company is reporting a liability of $36,613 related to the judgment.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded over-the-counter and has been available for quotation on the OTC Markets Group OTCQB platform under the trading symbol “PSWS”. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated as derived from the Google Finance website. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid Price	Low Bid Price
March 31, 2011	$0.118	$0.110
June 30, 2011	0.067	0.046
September 30, 2011	0.104	0.096
December 31, 2011	0.062	0.058

March 31, 2012
June 30, 2012	0.063	0.035
September 30, 2012	0.035	0.013
December 31, 2012	0.02	0.003

March 31, 2013	0.019	0.008
June 30, 2013	0.021	0.017
September 30, 2013	0.017	0.007
December 31, 2013	0.008	0.003

March 31, 2014	0.005	0.002
June 30, 2014	0.004	0.001
September 30, 2014	0.004	0.001

Holders

As of October 23, 2014, we had approximately 520 stockholders of record.

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future. Dividends on our common stock are subordinated to dividends and liquidation rights of the holders of our outstanding Series A, Series D and Series H preferred stock and the rights of the holders of our outstanding Series F convertible preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2013 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	6,000,000	$0.0410	24,000,000

Equity compensation plans not approved by security holders	101,040,778	$0.0134	−

Total	107,040,778	$0.015

In November 2008, our stockholders approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), pursuant to which 30,000,000 shares are reserved for issuance to officers, directors, key employees and consultants and advisors. The purposes of the 2008 Plan are (a) to enable us to attract and retain highly qualified personnel who will contribute to our success, and (b) to provide incentives to participants in the 2008 Plan that are linked directly to increases in stockholder value which will therefore inure to the benefit of all of our stockholders. The 2008 Plan provides for its administrator (i.e., our board of directors, or a committee of the board in which each member will be an independent director) to have full authority, in its discretion, to:

select the persons, to whom awards will be granted, grant awards, determine the number of shares to be covered by each award, determine the type, nature, amount, pricing, timing and other terms of each award, and interpret, construe and implement the provisions of the 2008 Plan, including the authority to adopt rules and regulations. Under the 2008 Plan, we are authorized to award: stock options, stock bonuses, restricted stock,   stock appreciation rights, commonly referred to as “SARs,” performance grants and other types of awards.

Sales of Unregistered Securities

The following table sets forth the unreported sales of unregistered securities for the fiscal year ended December 31, 2013:

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price / Underwriting Discounts
1/8/2013

10% Convertible promissory note in the principal amount of $25,000, due 2014, convertible at $0.03 per share, with 5-year warrants to purchase 1,666,667 shares of common stock at an exercise price of $.0036 per share.

		Private investor.	NA	$25,000/NA
5/13/2013	10% Convertible promissory note in the principal amount of $29,895, due 2014, convertible pursuant to a market price formula at time of conversion.	Private investor.	NA	$29,895/NA
5/22/2013	12% loan agreement in the principal amount of $335,000, due 2014, convertible pursuant to a market price formula at time of conversion, with 5-year warrants.	Private Investor	NA	$335,000/NA
7/11/2013	Convertible promissory note in the principal amount of $25,000, due September 30, 2013, convertible pursuant to a market price formula at time of conversion.	Private Investor	NA	$25,000/NA

8/19/2013

10% Convertible promissory note in the principal amount of $25,000, due 2014, convertible at $0.015 per share, with 5-year warrants to purchase 8,333,333 shares of common stock at an exercise price of $.003 per share.

		Private Investor	NA	$25,000/NA
8/16/2013

10% Convertible promissory note in the principal amount of $35,000, due 2014, convertible at $0.005 per share, with 5-year warrants to purchase 5,833,333 shares of common stock at an exercise price of $.006 per share.

		Private Investor	NA	$35,000/NA
9/5/2013

10% Convertible promissory note in the principal amount of $5,000, due 2014, convertible at $0.005 per share, with 5-year warrants to purchase 200,000 shares of common stock at an exercise price of $.006 per share.

		Private investor.	NA	$5,000/NA
9/12/2013

10% Convertible promissory note in the principal amount of $100,000, due 2014, convertible at $0.0085 per share, with 5-year warrants to purchase 10,416,666 shares of common stock at an exercise price of $.0096 per share.

		Private investor.	NA	$5,000/NA
10/14/2013	2,078,972 reset shares of common stock from prior conversion.	Private Investor (ASC Recap)	NA	$14,345/NA
10/22/2013	1,582,546 reset shares of common stock from prior conversion.	Private Investor (SGI )	NA	$9,495/NA
10/31/2013	3,000,000 shares of common stock issued upon conversion of $7,500 of the principal amount of a convertible note.	Private Investor (Vista Capital)	NA	$7,500/NA
11/12/2013	2,233,996 shares of common stock issued upon conversion of $5,000 of the principal amount of and $585 of accrued interest on a convertible note.	Private Investor (Sazer)	NA	$5,585/NA
12/19/2013	22,109,375 shares of common stock issued upon conversion of $35,000 of the principal amount of a convertible note and legal fees of $375.	Private Investor (Southridge).	NA	$35,375/NA

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

We have sold three FRWS units, one being sold to an end user in the oil and gas exploration business in Texas (delivered in Dec 2011), the second sold to the Department of Military and Veterans Affairs for the State of Alaska (delivered in the first quarter of 2012) and the third sold to the State of Vera Cruz, Mexico in the fourth quarter of 2012. All of the sold units were manufactured in our production facility.

Over the past several years we have demonstrated our FRWS system at several emergency preparedness conferences in New York and California, and numerous times at our offices in New York.

Plan of Operations

Our plans for the next twelve months include:

In June 2014 we retained Tarpon Bay Partners LLC, a company that is part of the Southridge LLC group, as the Company’s strategic financial advisor to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of our outstanding debt and equity securities.

Our marketing plan is based on the following key components:

Strategic Alliances – We entered into an Engineering Package Agreement in January 2013 with ETG/Engineering Technologies Group, Inc. ETG will re-engineer and value engineer the system so that production can be outsourced. This should allow for the Company to meet future demands for the product. We also entered into a second agreement, with Global Equipment Marketing, Inc. (GEM). GEM will sell and market our products utilizing as a dba PureSafe Water System Sales.

Direct Marketing and Sales – The marketing and sales plan will initially focus on short term developed business opportunities where money is currently available. The sales effort will be by both direct sales, development of an international dealer distribution network, and through the assistance of sales consultants and representatives.

Referencing our goals, we are also redirecting the sales effort so that it will no longer predominantly rely on one sector of the economy. We will now aim to expand our product to the oil and gas sector, as well as many government and municipalities; and agricultural and industrial businesses. We are reviewing the entire approach to the product with an aim to deepen and diversify our distribution channels, lower our cost of production, improve the Company’s profit margin on sales and maintain an inventory of units for immediate sale.

At present our demonstration unit is on the road in a much more organized and deliberate approach to achieve maximum exposure through the balance of this year. We will be updating our marketing materials and directing more resources to our sales and marketing efforts.

No assurance can be given that any of the above items will be completed during the next twelve months or at any time in the future. Further, completion of all of such items does not guaranty that we will generate any revenue or become profitable at any time in the future.

Results of Operations for the years ended December 31, 2013 and 2012

Revenues. We recognized $0 revenues for the year ended December 31, 2013 as compared with $495,000 for the year ended December 31, 2012.

Cost of goods sold for the year ended December 31, 2013 was $56,344 as compared with $669,535 for the year ended December 31, 2012. During the year ended December 31, 2013 inventory in the amount of $56,344 was abandoned.

Operating expenses for the year ended December 31, 2013 were $2,558,393 compared to $2,442,130 for the year ended December 31, 2012, a $116,263 or 5% increase.

The following is an analysis of operating expense fluctuations between 2013 and 2012.

Compensation and related benefits expenses, including directors’ fees for the year ended December 31, 2013 was $1,161,739 compared to $1,232,140 for the year ended December 31, 2012, a $70,401 or 6% decrease

Directors’ fees increased $31,200 from $108,000 for the year ended December 31, 2012 to $139,200 for the year ended December 31, 2013. The $31,200 or 29% increase for the directors’ fees is the result of the market price fluctuation between the fair value of the market price on the date of warrant issuance and the warrant exercise.

Salaries expenses, excluding Stock-based compensation, decreased from $742,702 for the year ended December 31, 2012 to $640,711 for the year ended December 31, 2013. The decrease was a result of the following approximate decreases; officer’s salaries decreased $66,000, office and administrative salaries decreased $24,000 and deferred compensation decreased $60,000.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, decreased $2,200 from $341,700 for the year ended December 31, 2012 to $339,500 for the year ended December 31, 2013. We issued 27,000,000 shares of common stock to our employees and contractors during the year ended December 31, 2013 and recorded $171,300 stock-based compensation for such issuance. This is in comparison to 2,300,000 shares of common stock issued and $149,500 of stock-based compensation recorded in the year ended December 31, 2012, an increase of 24,700,000 shares and $21,800. In addition, on February 11, 2013, the Compensation Committee granted our Chief Executive Officer and Chief Financial Officer a total of 25,000,000 warrants to purchase 25,000,000 shares of common stock at an exercise price of $0.0033 per share. We recorded $152,000 of stock-based compensation during 2013 in connection with such grant. On October 25, 2012, the Compensation Committee granted our Chief Executive Officer and Chief Financial Officer a total of 30,000,000 warrants to purchase 30,000,000 shares of common stock at an exercise price of $0.006 per share. We recorded $145,800 of stock-based compensation during 2012 in connection with such grant.

Insurance & medical benefits expense for the year ended December 31, 2013 was $82,553, compared to $83,557 for the year ended December 31, 2012, a $1,004 or 1% decrease. The decrease in total insurance premium is the net result of the reduction in our workers’ compensation insurance premium due to the reduction of production staff in 2013 and the increase the general liability premium in the same period.

Research and development expenses for the year ended December 31, 2013 were $55,874 compared to expenses during the year ended December 31, 2012 of $62,032, a $6,158 or 10% decrease. In the past two years, due to cash restrictions, we have curtailed the expenses on research and development and have focused our resources on production. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the year ended December 31, 2013 were $394,209, compared to $212,145 for the year ended December 31, 2012, a $182,064 or 86% increase. The main reason for the $182,064 increase is that, during the year ended December 31, 2013, we recorded $257,000 of stock-based consulting fees represented by 74,509,222 shares of our common stock being issued to two consultants and one investment banker for services we received. During the year ended December 31, 2012, we only issued 186,538 shares of common stock representing $10,900 of stock-based consulting fees. During 2012, we received a one-time adjustment bill from our auditor resulting in a higher than normal professional, legal and consulting fees for the year 2012 compared to 2013 which incurred no such adjustment.

Marketing expenses, including stock-based compensation, decreased $187,718 from $213,553 for the year ended December 31, 2012 to $25,835 for the year ended December 31, 2013. The primary reason for the decrease was we made a non-recurring adjustment to accrue $169,444 in marketing consulting fees that we owed to a consultant in the 3rd quarter of 2012.

Occupancy related expenses increased $212,906 from $263,116 for the year ended December 31, 2012 to $476,022 for the year ended December 31, 2013. A main factor for the $212,906 increase in occupancy related expenses was due to a charge of $229,234 recorded during the year ended December 31, 2013 related to the Fairchild litigation. The increase in occupancy related expenses in 2013 compared to the same period in 2012 was offset by small decreases in many different areas, such as reductions in cleaning services and repairs and maintenance. In addition in October 2013, the Company was evicted from its Dupont Street facilities and moved to a location with a lower monthly rental amount.

Loss on sale/abandonment of fixed assets - During the year ended December 31, 2013 we incurred a loss of $21,720 on the abandonment of fixed assets. In the 3rd quarter of 2013, after the Company moved to a new location, the Company decided to write-off all fixed assets that were associated with prior locations. During 2013 we sold our Ford truck and certain equipment and realized a $9,486 gain after writing-off the balance of the assets. In March 2012, we moved our headquarters to our 160 Dupont Street facility. As a result, we wrote-off $34,709 of leasehold improvements during the year ended December 31, 2012.

Other administrative and general expenses increased $9,049 from $340,878 for the year ended December 31, 2012 to $349,927 for the year ended December 31, 2013. A main factor in the increase in other administrative and general expenses was an increase in litigation related settlement charges of $161,613 during 2013 partially offset by a decrease in production related expenses and other expense not included in the above discussion. During the year ended December 31, 2012, we incurred $68,667 in expenses on production related activities which we did not incur any for the year ended December 31, 2013.

Other Income (Expenses)-net

We incurred $(622,309) in net non-operating expenses for the year ended December 31, 2013, compared to $(142,920) for the year ended December 31, 2012, a $479,389 or 335% increase.

The following is a detailed analysis for such increase:

Interest expense - non-debt discount related incurred during the years ended December 31, 2013 and 2012 was $830,142 and $365,528, respectively, a $464,614 or 127% increase.

The following factors primarily impacted interest expense – non-debt discount for the year ended December 31, 2013: i) During the year ended December 31, 2013, we incurred approximately $125,000 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes; ii) During the year ended December 31, 2013, we incurred approximately $228,000 in penalty interest expense as the result of defaulting on our loan with TCA; and iii) During the year ended December 31, 2013, we incurred approximately $245,000 in interest expense as the result of the fair value, on the date of issuance, of the conversion features and warrants issued with certain debt in excess of the face value of the debt.

The following factors primarily impacted interest expense – non-debt discount for the year ended December 31, 2012: i) In the third quarter of 2012, we made two one-time entries; ii) On July 3, 2012, a customer requested to convert $130,000 customer deposit into common stock. Based on the terms of the original sales/rental agreement, upon the issuance of 4,187,500 shares of common stock, we recorded $37,500 of interest expense to fulfill the Company’s obligation; iii) In September, 2012, the Company recorded $85,000 of interest expense resulted from an agreement the Company entered into with a lender to amend certain convertible notes issued by the Company to the lender, dated as of March 27, 2012 and April 25, 2012 in the aggregate principal amount of $100,000. The lender agreed to forgo the right to convert those notes into common stock and in exchange, the Company agreed to add an additional $85,000 to the original principal amount of $100,000 of the note. iiii) During the year ended December 31, 2012, we incurred approximately $10,000 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes.

Interest expense - debt discount incurred during the years ended December 31, 2013 and 2012 was $223,825 and $796,040, respectively, a $572,215 or 72% decrease. The main reason for the decrease in debt-discount related interest expense is that we fully amortized the debt discount of most of our loans that we entered in 2011 and 2012, and we entered into fewer loan agreements during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Changes in fair value of warrants and embedded conversion options for years ended December 31, 2013 and 2012 were $393,000 and $998,300, respectively.

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

Liquidity and Capital Resources

As of December 31, 2013, we maintained a cash balance of $2,199 as compared to $63,571 as of December 31, 2012.

Net cash used in operating activities during the year ended December 31, 2013 was $1,037,031, compared to $974,403 used during the year ended December 31, 2012, a $62,628 or 6% increase. The Company expects cash from operations to remain negative until we start to generate adequate revenues.

Net cash provided in investing activities for the years ended December 31, 2013 and 2012 was $14,742 and $0, respectively. We sold our Ford truck and certain equipment during the year ended December 31, 2013 and received cash proceeds of $22,200 cash. During the year ended December 31, 2013 we paid $7,458 for patent costs.

During the years ended December 31, 2013 and 2012, respectively, we received $635,314 and $412,270 through sales of our common stock and warrant exercises. We received $38,423 from two investors to exercise their warrants to purchase 3,483,567 shares of common stock at exercise prices between $0.0096 and $0.0144. As of December 31, 2013, we have not issued the shares in connections with such warrant exercises.

Funds received from officers’ and directors’ loans and convertible loans during the year ended December 31, 2013 and 2012 were $9,051 and $105,000, respectively; cash received from issuing convertible promissory notes was $376,500 and $768,500, respectively; and cash received from issuing promissory notes was $12,500 and $75,000, respectively. We paid $0 and $130,024 in financing costs associated with loans entered into during the years ended December 31, 2013 and 2012, respectively; cash used to repay convertible notes payable was $32,500 and $0, respectively; cash used to repay officers and directors notes was $48,500 and $104,000, respectively; and cash used to repay notes payable was $29,871 and $207,000, respectively.

From the above activities, net cash provided by financing activities during the years ended December 31, 2013 and 2012 was $960,917 and $919,746, respectively.

Aggregating operating, investing and financing activities from above, net cash used for the years ended December 31, 2013 and 2012 was $61,372 and $54,657, respectively.

Going Concern

At December 31, 2013, we had a working capital deficit of approximately $5.6 million. We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $48.3 million. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to bring the Company’s products to market and generate revenues, control costs, and obtain additional financing, as required and on reasonable terms. The Company’s plans with respect to these matters include restructuring its existing debt and raising additional financing through issuance of preferred stock, common stock and/or debt. On January 23, 2013, the Company signed an Engineering Package Agreement (“ETG Agreement”) with Engineering Technologies Group, Inc. (“ETG”), Hopkinton, Massachusetts. Under the engineering agreement, ETG will provide detailed electronic engineering drawings and purchase specifications for the Company’s water purification and filtration product and to facilitate the outsourcing of the assembly, sub-assembly and manufacturing. On January 25, 2013, the Company entered into an Exclusive Sales and Marketing Agreement (the “Distribution Agreement”) with Global Equipment Marketing, Inc. (“GEM”), Hopkinton, Massachusetts, a distribution and marketing company. Under the Distribution Agreement, on an exclusive basis, GEM is responsible for promoting and selling the Company’s products at their cost and expense. In exchange, GEM will receive a discount from the list prices of PureSafe products in connection with sales to its dealers, distributors, representatives and resellers. The Company remains responsible for the design and manufacturing of the products. The Company has been evicted from its facilities at 160 Dupont Street, Plainview, NY 11803. The Company plans to outsource production of the product in the future. Any remaining inventory was moved to ETG’s facilities in Hopkinton, Mass.

Effective March 7, 2014, Theresa Bischoff and Dr. Stephen E. Flynn resigned as a directors of the Company for personal reasons, and on April 2, 2014, the Board of Directors elected Stephen M. Hicks as a director, to fill a vacancy on the Board, and as President of the Company. Mr. Hicks is the Chief Executive Officer of Southridge LLC (“Southridge”), which has financed the Company in the past and continues to own debt and equity securities of the Company. Our Board also on the same date elected Gilbert Steedley as a director of the Company, to fill a vacancy on the Board of Directors, and elected Henry Sargent as Vice President and Secretary of the Company. Mr. Sargent is the Chief Operating Officer and General Counsel of Southridge.

The Company’s goal is to generate the sales of the Company's flagship mobile water purification product and to ultimately diversify its product line through ingenuity and/or acquisition. In order to accomplish these goals we are redirecting the sales effort so that the Company will no longer predominantly focus on the government sector, a target with historically long lead times. In addition the Company is reviewing the entire approach to the product with an aim to 1) deepen and diversify our distribution channels, 2) lower our cost of production, 3) improve the Company's profit margin on and 4) maintain an inventory of units for immediate sale.

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Subsequent to December 31, 2013, the Company has issued approximately $190,000 of notes payable and approximately $301,000 of convertible notes payable. From January 1, 2014 until October 23, 2014, the Company issued 414,812,709 shares of common stock for the settlement of $219,620 loan principal plus $24,850 accrued interest and fees.

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

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended December 31,
	2013	2012
Risk-free interest rate	0.3-1.6%	0.36%
Expected life, in years	3 to5 years	3 years
Expected volatility	125% to 175%	117%
Dividends	0%	0%

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

Effects of Recent Accounting Policies

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014. This new standard raises the threshold for disposals to qualify as discontinued operations, allows companies to have significant continuing involvement and continuing cash flows and provides for new and additional disclosures of discontinued operations and individually material disposal transactions. The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015. The Company does not expect the adoption of ASU 2014-08 to have a material effect on its consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2016 and the Company will continue to assess the impact on its consolidated financial statements.

The FASB and the SEC have issued certain other accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

We have audited the accompanying consolidated balance sheets of PureSafe Water Systems, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PureSafe Water Systems, Inc. and Subsidiary as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2013 and 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, New York

October 23, 2014

PureSafe Water Systems, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets

Current Assets
Cash	$2,199	$63,571
Inventories	141,636	322,718
Prepaid expenses and other current assets	35,437	54,478
Total Current Assets	179,272	440,767

Property and equipment, net of accumulated depreciation of
$179,290 and $164,710, respectively	-	49,014
Patents and trademarks, net of accumulated amortization of
$47,919 and $41,816, respectively	59,422	58,068
Other assets	33,500	28,451
Total Assets	$272,194	$576,300

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$1,209,319	$695,589
Accrued compensation	1,267,382	972,286
Deferred rent payable	-	7,050
Accrued consulting and director fees	144,000	144,000
Customer deposits	-	149,588
Notes payable to officer and director
(including accrued interest of $193,703 and $138,132, respectively)	827,254	811,132
Convertible promissory note (including accrued interest of
$154,528 and $141,564 and net of debt discount of $210,781
and $80,606, respectively)	1,238,838	1,111,110
Promissory notes payable (including accrued interest of
$240,807 and $220,295 respectively)	593,153	706,829
Fair value of detachable warrants and conversion option	299,000	263,300
Accrued dividends payable	190,328	190,328
Common stock to be issued	38,423	-

Total Current Liabilities	5,807,697	5,051,212

Long-Term Liabilities:
Promissory notes payable, net of current portion	-	8,196

Total Long-Term Liabilities	-	8,196

Total Liabilities	5,807,697	5,059,408

Commitments and Contingencies
	-	-

Stockholders' Deficiency:
Preferred stock par value $0.001 par value; 10,000,000 shares authorized;
184,144 and 184,195 shares issued and outstanding (liquidation preference
$3,025,450 and $2,917,150, as of December 31, 2013 and 2012,
respectively)	184	184
Common stock par value $0.001: 2,000,000,000 shares authorized; 934,171,800 shares issued and 934,167,400 shares outstanding at December 31, 2013;
561,343,935 shares issued and 561,339,535 shares outstanding
at December 31, 2012	934,171	561,343
Additional paid in capital	41,804,413	40,423,615
Treasury stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Subscriptions receivable - (including accrued interest of
$0 and $93,825 respectively)	-	(431,025)
Accumulated deficit	(48,268,503)	(45,031,457)

Total Stockholders' Deficiency	(5,535,503)	(4,483,108)

Total Liabilities and Stockholders' Deficiency	$272,194	$576,300

The accompanying notes are an integral part of these consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2013	December 31, 2012

Sales	$-	$495,000

Cost of Sales	56,344	669,535

Gross Profit (Loss)	(56,344)	(174,535)

Operating expenses:
Compensation and related benefits, including stock-based
compensation of $478,700 and $449,700 for the years ended
December 31, 2013 and 2012, respectively	1,161,739	1,232,140
Insurance and medical benefits	82,553	83,557
Research and development	55,874	62,032
Professional, legal and consulting fees, including stock-based compensation of $257,000 and $4,500 for the years ended
December 31, 2013 and 2012, respectively	394,209	212,145
Marketing, including stock-based compensation of
$0 and $13,900 for the years ended December 31, 2013
and 2012, respectively	25,835	213,553
Occupancy	476,022	263,116
Loss on sale/abandonment of fixed assets	12,234	34,709
Other administrative and general	349,927	340,878
Total operating expenses	2,558,393	2,442,130

Loss from operations	(2,614,737)	(2,616,665)

Other income (expense):
Interest income	15,131	20,349
Other income	23,538	-
Interest expense, including interest to related parties of
$55,571 and $70,720 for the years ended December 31, 2013
and 2012, respectively	(1,053,978)	(1,161,569)
Change in fair value of derivative liabilities	393,000	998,300
Total Other Income (Expense)	(622,309)	(142,920)

Net Loss	(3,237,046)	(2,759,585)

Dividend on preferred stock	(108,300)	(108,300)

Net Loss Attributable to Common Stockholders	$(3,345,346)	$(2,867,885)

Net Loss Attributable to Common Stockholders
Per Share basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	922,685,840	388,044,980

The accompanying notes are an integral part of these consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary

Consolidated Statement of Stockholders' Deficiency

For the Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock at	Subscription	Accumulated	Total
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Cost ($)	Receivable ($)	Deficit ($)	Stockholders' Deficiency

Balance, December 31, 2011	184,144	184	340,389,004	340,387	38,667,449	(5,768)	(410,738)	(42,271,872)	(3,680,358)

Sale of common stock for cash	-	-	51,227,383	51,227	361,043	-	-	-	412,270

Common stock issued for loan conversion	-	-	158,491,010	158,491	693,061	-	-	-	851,552

Common stock issued for services	-	-	2,674,038	2,675	165,225	-	-	-	167,900

Common stock issued in connection with debt	-	-	4,375,000	4,375	170,625	-	-	-	175,000

Common stock issued for settlement of customer deposits (includes $37,500 of stock based compensation)	-	-	4,187,500	4,188	163,312	-	-	-	167,500

Issuance of Series B Preferred Stock	51	-	-	-		-	-	-	-

Reclassification of derivative liability	-	-	-	-	(80,100)	-	-	-	(80,100)

Warrants granted for services	-	-	-	-	283,000	-	-	-	283,000

Accrued interest	-	-	-	-	-	-	(20,287)		(20,287)

Net loss		-		-				(2,759,585)	(2,759,585)

Balance, December 31, 2012	184,195	184	561,343,935	561,343	40,423,615	(5,768)	(431,025)	(45,031,457)	(4,483,108)

Sale of common stock for cash	-	-	106,066,743	106,067	464,733	-	-	-	570,800

Common stock issued for warrant exercise	-	-	11,609,661	11,610	52,904	-	-	-	64,514

Common stock issued for settlement of notes payable	-	-	23,021,012	23,021	102,442	-	-	-	125,463

Common stock issued for settlement of convertible debt	-	-	121,376,671	121,377	369,494	-	-	-	490,871

Common stock issued for service	-	-	74,509,222	74,509	182,491	-	-	-	257,000

Common stock issued for employee compensation	-	-	27,200,000	27,200	144,100	-	-	-	171,300

Common stock issued for penalty shares	-	-	9,044,556	9,044	32,890	-	-	-	41,934

Return of series B preferred stock for no consideration	(51)	-	-	-	-	-	-	-	-

Reclassification of derivative liability	-	-	-	-	175,000	-	-	-	175,000

Warrants granted for services	-	-	-	-	302,900	-	-	-	302,900

Accrued interest	-	-	-	-	-	-	(15,131)	-	(15,131)

Write-off subscription receivable and accrued interest	-	-	-	-	(446,156)	-	446,156	-	-

Net loss	-	-	-	-		-	-	(3,237,046)	(3,237,046)

Balance, December 31, 2013	184,144	184	934,171,800	934,171	41,804,413	(5,768)	-	(48,268,503)	(5,535,503)

The accompanying notes are an integral part of these consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2013	December 31, 2012

Cash Flows From Operating Activities:
Net loss	$(3,237,046)	$(2,759,585)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,580	52,997
Amortization of patents and trademarks	6,104	6,104
Net loss on sale/abandonment of fixed assets	12,234	34,707
Loss on abandonment of inventory	51,471	-
Interest expense - amortization of deferred financing	25,066	125,428
Interest expense - penalty interest	353,322	9,000
Interest expense - stock based compensation, derivative liabilities	4,500	-
Stock based compensation	731,200	505,600
Loss on conversion of convertible notes to notes payable	-	85,000
Deferred rent	(7,050)	(25,750)
Interest receivable	(15,131)	(20,287)
Accretion of debt discount	223,825	796,040
Interest expense - derivative liabilities	245,200	-
Change in fair value of warrants and embedded conversion option	(393,000)	(998,300)
Changes in assets and liabilities:
Prepaid expenses and other current assets	19,041	2,196
Inventories	129,611	145,375
Other assets	465	34,705
Customer deposits	(149,588)	149,588
Accounts payable, accrued expenses, accrued interest, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	948,165	882,779
Net Cash Used in Operating Activities	(1,037,031)	(974,403)

Cash Flows From Investing Activities:
Patent costs	(7,458)	-
Proceeds from sale of property and equipment	22,200	-
Net Cash Provided by Investing Activities	14,742	-

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	570,800	412,270
Cash proceeds from exercise of warrants	64,514	-
Cash proceeds from the exercise of warrants, common stock to be issued	38,423	-
Proceeds from convertible promissory notes	376,500	768,500
Repayment of convertible notes payable	(32,500)	-
Cash paid for loan costs	-	(130,024)
Cash proceeds from officers and directors convertible loans	-	105,000
Cash proceeds from promissory notes, officers and directors	9,051	-
Repayment of officers and directors loans	(48,500)	(104,000)
Cash proceeds from notes payable	12,500	75,000
Repayment of notes payable	(29,871)	(207,000)
Net Cash Provided by Financing Activities	960,917	919,746

Net decrease in cash	(61,372)	(54,657)

Cash at beginning of year	63,571	118,228

Cash at end of the year	$2,199	$63,571

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$29,717	$28,837

Non-Cash Investing and Financing Activities:
Common stock issued for the settlement of liabilities	$616,334	$851,552
Common stock issued in connection with debt	$-	$175,000
Common stock issued for the settlement of a customer deposit	$-	$130,000
Reclassification of derivative liabilities to equity	$175,000	$-
Reclassification of equity instrument to derivative liabilities	$-	$(80,100)
Conversion of convertible notes payable to notes payable	$-	$185,000
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$354,000	$-
Loan financing costs	$22,000	$-
Write-off subscription receivable and accrued interest	$446,156	$-
Conversion of notes payable to convertible notes payable	$-	$207,770

The accompanying notes are an integral part of these consolidated financial statements

PureSafe Water Systems Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

PureSafe Water Systems, Inc. (the "Company") is a Delaware corporation engaged in the design, development, manufacturing and sales of the PureSafe ™ First Response Water System (the “FRWS” ), both within and outside of the United States. The Company's corporate headquarters are located in Plainview, New York.

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation(date of acquisition, if applicable)	Attributable interest

PureSafe Manufacturing and Research Corporation	Delaware	September 29, 2009	100%

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of December 31, 2013 and 2012 and for the years then ended.

All inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2013 and 2012 the Company did not have any cash equivalents.

Patents and Trademarks

Patents and trademarks amortize ratably over nine to fourteen years. The Company assesses the carrying value of its patents for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2013 and 2012.

Property and Equipment

Property and equipment consists primarily of equipment and furniture and fixtures and is stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives (generally three to seven years) of the related assets. Leasehold improvements, once placed in service, are amortized over the shorter of the useful life or the remainder of the lease term. Expenditures for maintenance and repairs, which do not extent the economic useful life of the related assets, are charged to operations are incurred. Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

Revenue Recognition

The Company generally recognizes revenues under Staff Accounting Bulletin No. 104 when the following criteria are met, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In addition the Company may enter into agreements that include multiple elements (i.e., products and services/training). Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25 Multiple-Element Arrangements (“ASC 605”). When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, the Company develops a best estimate of the selling price to separate deliverables and allocates arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. For the years ended December 31, 2013 and 2012, the Company did not have any multiple deliverable elements.

Inventories

Inventory consisting primarily of finished goods and raw materials is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2013, the inventory has been written down to its net realizable value.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets. Amortization of deferred financing cost was approximately $25,000 and $125,000 for the years ended December 31, 2013 and 2012, respectively.

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

The fair value of conversion options that are convertible at a fixed number of shares or at a fixed conversion price are recorded using the intrinsic value method and conversion options at variable rates are valued using a Black-Scholes Valuation Model. Variable conversion options are deemed to be a “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815. Since, “down-round protection” is not an input into the calculation of the fair value of the conversion option and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. Warrants that have been reclassified to derivative liability that did not contain “down-round protection” were valued using the black-scholes model. The Company’s outstanding warrants did not contain any down round protection.

The Black-Scholes Valuation Model is used to estimate the fair value of the warrants and conversion option. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the instrument granted.

The principal assumptions used in applying the Black-Scholes model were as follows:

	For the Years Ended December 31,
	2013	2012
Assumptions:
Risk-free interest rate	0.10 - 1.75%	0.37 - 1.18%
Expected life	3 - 5 years	1 month - 6 years
Expected volatility	125% - 175%	108%-171%
Dividends	0.0%	0.0%

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

For the years ended December 31, 2013 and 2012 the Company recorded stock based compensation of $731,200 and $505,600, respectively.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

	For the Years Ended December 31,
	2013	2012
Assumptions:
Risk-free interest rate	0.3 - 1.6%	.36%
Expected life	3 to 5 years	3 years
Expected volatility	125% - 175%	117%
Dividends	0.0%	0%

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued expenses and debt payable. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses. The Company incurred a charge of approximately $25,835 and $213,553 for the years ended December 31, 2013 and 2012, respectively.

Income Taxes

Income taxes are accounted for under ASC 740, "Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryovers. Valuation allowances are established when necessary to reduce deferred tax assets to amounts more likely than not to be realized.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2013 and 2012.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. The Company incurred a charge of approximately $55,874 and $62,032 for the years ended December 31, 2013 and 2012, respectively.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $3,237,000 and $2,760,000 for each of the years ended December 31, 2013 and 2012 respectively. The Company has a working capital deficit of approximately $5.6 million and $4.6 million as of December 31, 2013 and 2012 respectively. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $48.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to bring the Company’s products to market and generate revenues, control costs, and obtain additional financing, as required and on reasonable terms. The Company’s plans with respect to these matters include restructuring its existing debt and raising additional financing through issuance of preferred stock, common stock and/or debt. On January 23, 2013, The Company signed an Engineering Package Agreement (“ETG Agreement”) with Engineering Technologies Group, Inc. (“ETG”), Hopkinton, Massachusetts. Under the engineering agreement, ETG will provide detailed electronic engineering drawings and purchase specifications for the Company’s water purification and filtration product and to facilitate the outsourcing of the assembly, sub-assembly and manufacturing. On January 25, 2013, the Company entered into an Exclusive Sales and Marketing Agreement (the “Distribution Agreement”) with Global Equipment Marketing, Inc. (“GEM”), Hopkinton, Massachusetts, a distribution and marketing company. Under the Distribution Agreement, on an exclusive basis, GEM is responsible for promoting and selling the Company’s products at their cost and expense. In exchange, GEM will receive a discount from the list prices of PureSafe products in connection with sales to its dealers, distributors, representatives and resellers. The Company remains responsible for the design and manufacturing of the products. The Company was evicted from its facilities at 160 Dupont Street, Plainview, NY 11803. The Company plans to outsource production of the product in the future. Any remaining inventory was moved to ETG’s facilities in Hopkinton, Mass. On April 2, 2014, The Company announced that Stephen Hicks and Gilbert Steedley were appointed to the Board of Directors and that Stephen Hicks was appointed President of the Company. Henry Sargent was appointed Vice President and Secretary.

The Company’s goal is to generate the sales of the Company's flagship mobile water purification product and to ultimately diversify it’s product line through ingenuity and/or acquisition. In order to accomplish these goals we are redirecting the sales effort so that the Company will no longer predominantly focus on the government sector, a target with historically long lead times. In addition the Company is reviewing the entire approach to the product with an aim to 1) deepen and diversify our distribution channels, 2) lower our cost of production, 3) improve the Company's profit margin on and 4) maintain an inventory of units for immediate sale.

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Subsequent to December 31, 2013, the Company has issued approximately $190,000 of notes payable and approximately $301,000 of convertible notes payable. From January 1, 2014 until October 23, 2014, the Company issued 414,812,709 shares of common stock for the settlement of $219,620 loan principal plus $24,850 accrued interest and fees.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014. This new standard raises the threshold for disposals to qualify as discontinued operations, allows companies to have significant continuing involvement and continuing cash flows and provides for new and additional disclosures of discontinued operations and individually material disposal transactions. The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015. The Company does not expect the adoption of ASU 2014-08 to have a material effect on its consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2016 and the Company will continue to assess the impact on its consolidated financial statements.

The FASB and the SEC have issued certain other accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2013 and 2012:

	2013		2012
Leasehold improvement		$74,945	$74,945
Furniture and fixtures		31,987	49,265
Equipment		72,358	89,514
		179,290	213,724
Accumulated depreciation and amortization		(179,290)	(164,710)
Property and equipment, net	$	−	$49,014

Depreciation and amortization expense was approximately $15,000 and $53,000 for the years ended December 31, 2013 and 2012, respectively.

On October 8, 2013 an eviction notice was issued by the landlord for the Company’s facilities at 160 Dupont Street. The Company abandoned the space on October 11 2013. Accordingly the Company recorded a charge of $21,720 for the loss on abandonment of property.

During the year ended December 31, 2013 the Company sold property and equipment and recorded a gain of $9,486.

NOTE 6 – PATENTS AND TRADEMARKS

Patents and trademarks as of December 31, 2013 and 2012 consist of the following:

	2013	2012
Patents	$104,621	$97,164
Trademarks	2,720	2,720
Total cost	107,341	99,884
Accumulated amortization	(47,919)	(41,816)
Patents and trademarks, net	$59,422	$58,068

Amortization expense for the years ended December 31, 2013 and 2012 was approximately $6,100.

The following table presents the Company's estimate for amortization expense for each of the five succeeding years and thereafter.

Year Ended December 31,
2014	$6,100
2015	6,100
2016	6,100
2017	6,100
2018	6,100
2019 and thereafter	28,922
$59,422

NOTE 7 – INVENTORIES

Inventories consist of the following at December 31, 2013 and 2012,

		2013	2012
Raw materials	$	−	$43,684
Finished Goods		141,636	279,034
Total		$141,636	$322,718

During the year ended December 31, 2013 inventory in the amount of $56,344 was abandoned as a result of moving to a new facility. Our abandonment charges related to inventory have been included in “Cost of Goods Sold” in our Statements of Operations.

NOTE 8 – NET LOSS PER SHARE OF COMMON STOCK.

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the years ended December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Warrants	176,574,286	85,652,403
Convertible promissory notes	492,877,340	187,297,345
Convertible preferred stock	1,545,760	1,545,760
Total	670,997,386	274,495,508

For the years ended December 31, 2013 and 2012, 101,547,890 and 7,101,783 warrants were included in loss per share as their exercise price was determined to be nominal.

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

Liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,
Embedded conversion feature	$–	$–	$224,000	$224,000
Warrant liability	$–	$–	$39,300	$39,300
Balance at December 31, 2012	$–	$–	$263,300	$263,300

Embedded conversion feature	$–	$–	$206,500	$206,500
Warrant liability	$–	$–	$92,500	$92,500
Balance at December 31, 2013	$–	$–	$299,000	$299,000

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2013 and 2012.

	Warrants	Conversion Feature	Total
Balance at - January 1, 2012	$446,400	$68,800	$515,200

Change in fair value of derivative liability	(537,500)	(460,800)	(998,300)
Included in liabilities (debt discount)	28,100	621,000	649,100
Included in stock based compensation	17,200	–	17,200
Included in stockholder’s equity	85,100	(5,000)	80,100
Balance at - December 31, 2012	$39,300	$224,000	$263,300

Included in stock based compensation	4,500	–	4,500
Change in fair value of derivative liability	(297,100)	(95,900)	(393,000)
Included in liabilities (debt discount)	114,000	240,000	354,000
Included in liabilities (derivative expense)	209,800	35,400	245,200
Included in stockholder's equity	22,000	(197,000)	(175,000)
Transfers in and /or out of Level 3	–	–	–
Balance at - December 31, 2013	$92,500	$206,500	$299,000

NOTE 9 – NOTES PAYABLE

Notes payable and accrued interest at December 31, 2013 and 2012 consist of the following:

	December 31,
	2013			2012
	$	−	(a)	$15,221	(a)
		75,000	(b)	75,000	(b)
		245,860	(c)	237,006	(c)
		175,841	(d)	165,628	(d)
		83,952	(e)	222,170	(e)
		−	(f)	−	(f)
		12,500	(g)	−	(g)
Notes payable and accrued interest		593,153		715,025
Less: Current maturities		(593,153)		(706,829)
Notes payable and accrued interest, net of Current maturities	$	−		$8,196

(a)

In February, 2010, the Company acquired a vehicle for business use. Cost of the vehicle is approximately $30,000 and the Company financed the entire cost. The financing term is approximately $500 per month for sixty months based on an annual interest rate of 9%. During 2013 the loan was paid in full.

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

(c)

These are unsecured notes bearing interest at rates ranging from 10% to 15% per annum, and have no specific due date for repayment. The outstanding amount of $245,860 and $237,006 include principal of $83,222 and accrued and unpaid interest of $162,638 and $153,784 as of December 31, 2013 and 2012, respectively. No demands for repayment have been made by the note holders. As of December 31, 2013, the Company is not compliant with the repayment terms of the notes and is in technical default.

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

As of December 31, 2013 and 2012, the Company is reflecting a liability of $175,841 and $165,628 which includes accrued interest of $69,217 and $59,004, respectively. As of December 31, 2013 the Company is not compliant with the repayment terms of the notes and is in technical default.

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

In September, at the request of the lender, the Company converted $100,000 of convertible notes payable to $185,000 of notes payable. The newly issued notes payable bear interest at rates of 6% and have maturity dates in December 2012 through January 2013. The Company is required to repay the notes payable in 5 installments with the final payment of $65,000 in January 2013. As of December 31, 2012, the Company repaid $45,337 principal which consist $20,000 cash payment and $25,337 in issuing 8,774,761 shares of common stock.

During the year ended December 31, 2013, at the request of a lender the Company repaid $139,663 of debt and accrued interest for $14,200 in cash and the issuance of 23,021,012 shares of common stock for the settlement of $125,463 of the remaining balance.

As of December 31, 2012 and 2011, the Company is reflecting a liability of $83,952 and $222,170 which includes accrued interest of $8,952 and $7,507, respectively. As of December 31, 2013 the Company is not compliant with the repayment terms of the notes and is in technical default.

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

On September 17, 2013, the Company issued a $12,500 promissory note bearing interest at the rate of 5% per annum. This note matures on December 31, 2014. As of December 31, 2013 the outstanding principal balance on the note was $12,500.

(g)

As of December 31, 2013, the Company is in technical default with the repayment terms of the notes payable outstanding.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)

As of December 31, 2010, the Company has cumulative net liabilities of $428,475, net of $241,657 debt discount. The liability includes $645,000 unpaid convertible notes principal and $25,132 accrued interest for all the convertible notes the Company entered into prior to January 1, 2011. These notes mature in one year from the date issued and bear interest at 10% per annum and are convertible at the option of the holder in to shares of common stock. The conversion prices range from $0.044 to $0.07. As of January 1, 2011, the Company was not in compliance with the repayment terms of these notes.

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

In 2012, the Company raised $768,500 through debt financing from multiple lenders. The Company issued each lender a convertible promissory note in the principal amount of money lender loaned to the Company. The Company issued the lender for each loan a convertible promissory note bearing interest at rates of 8% to 12% per annum with maturity dates of September 15, 2012 to November 16, 2013. The loans and accrued interest are to be paid on the maturity dates. Each loan is evidenced by the promissory note the Company issued to the lender which contains conversion clauses that allow the lenders the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. Each of the notes contains variable conversion prices representing discount rate between 5% and 50% of market price. In addition, the Company also issued total 1,933,333 warrants to the lenders to purchase additional shares of common stock at exercise of $0.072 to $0.05. These warrants have term of 5 years. In addition a note-holder received 4,375,000 shares of common stock in consideration for entering into the note.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible note are recorded as derivative liabilities at their fair market value and were marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of these notes were recorded net of a discount of $649,100. The debt discount was being charged to interest expense ratably over the term of the convertible note.

In addition, the Company incurred approximately $130,000 of financing cost related to these transactions which will be amortized over the term of the loans.

On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. (see Note 13 – Litigation)

During the year ended December 31, 2012, multiple lenders requested to convert total aggregated $664,576 principal plus accrued interest of $29,955 into the Company’s common stock. The Company issued total aggregated 146,134,552 shares of common stock in connection with such conversions.

During the year ended December 31, 2013, multiple lenders requested to convert total aggregated $342,151 principal plus accrued interest of $57,519 into the Company’s common stock. The Company issued total aggregated 84,053,707 shares of common stock in connection with such conversions.

During the year ended December 31, 2013, the Company repaid principal of $32,500.

As of December 31, 2013, the Company is reflecting liabilities of $1,055,272 including accrued interest of $148,843 and the Company is not in compliance with the repayment terms with certain notes and is currently in technical default.

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

(c)

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

During the year ended December 31, 2013, the note holder requested to convert total aggregated $25,000 principal plus accrued interest of $167, into the Company’s common stock. The Company issued total aggregated 8,388,890 shares of common stock in connection with such conversion.

(d)

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

During the year the Company was charged interest and penalties by the note holder totaling $33,515.

During the year ended December 31, 2013, the note holder requested to convert total aggregated $29,895 principal plus accrued interest and penalties of $15,435, into the Company’s common stock. The Company issued total aggregated 10,000,000 shares of common stock in connection with such conversion.

(e)

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

On August 22, 2013 the Company drew down from the credit facility $35,500 and received net cash proceeds of $30,000 after the associated legal fees. The Company recorded $5,500 loan cost in connection with this transaction and the loan cost will be amortized through the maturity date of the loan. The gross proceeds from the sale of the note are recorded net of a debt discount of $29,000. The debt discount relates to the beneficial conversion feature embedded in the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note.

On October 23, 2013, the Company drew down from the credit facility $55,000 and received net cash proceeds of $50,000 after the associated legal fees. The Company recorded $5,000 loan cost in connection with this transaction and the loan cost will be amortized through the maturity date of the loan. The gross proceeds from the sale of the note are recorded net of a debt discount of $55,000. The debt discount relates to fair value of the conversion option of the note. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

On July 11, 2013, the Company in conjunction with an existing note holder entered into a new loan agreement with a new lender for the sale and transfer of a $20,000 promissory note plus $5,095 accrued interest this note matured and was in technical default with the repayment provisions of the terms of the agreement. The Company cancelled the original promissory note and issued the new lender a convertible promissory note for $25,000 with a maturity date of September 30, 2013. The convertible promissory note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion rate of the lesser of (a.) $0.015 or (b) 50% of the lowest closing bid price for the Company’s common stock during the twenty (20) trading day period immediately preceding the date at the which Holder, by written notice gives notice to the Company of its election to convert. The Company recorded $33,000 debt discount and the excess fair value of 8,000 was charged to interest expense upon the consummation of the arrangement.

During the year ended December 31, 2013, the note holder requested to convert total aggregated $25,470 principal plus accrued interest of $0, into the Company’s common stock. The Company issued total aggregated 4,209,917 shares of common stock in connection with such conversion.

(f)

A convertible promissory note was issued on August 19, 2013 in the amount of $25,000 to a lender. The note matures on August 19, 2014 with interest at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.015 per shares. In addition, 8,333,333 Warrants were issued at a price of $.003 per share. The warrants are fully vested and have a life of five years from date of issuance.

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

(g)

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

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $159,300. The debt discount relates to the beneficial conversion feature embedded in the conversion option and the fair value of the warrants attached to the notes. The excess fair value of $124,300 was charged to interest expense on the date of the agreement and the debt discount is charged to interest expense ratably over the term of the convertible note

(h)

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

(i)

On September 12, 2013 the Company issued a convertible promissory note for $ 100,000. The note matures in one year from the issuance date with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0085 per share. In addition, 10,416,666 warrants were issued with an exercise price of $0.0096 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

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

(j)

On December 10, 2013 the Company issued a convertible promissory note for $ 35,000. The note matures in one year from the issuance date with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.005 per share. In addition, 5,833,333 warrants were issued with an exercise price of $0.006 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $35,000. The debt discount relates to fair value of the conversion option and the warrants attached to the notes. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option and warrants on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

(k)

During the year ended December 31, 2013 the Company issued a total of 121,376,671 shares of common stock upon requests from note holders to convert loans with principal plus accrued interest totaling $57,686 based on the terms set forth in the loans.

As of December 31, 2013, the Company is in technical default with the repayment terms of the convertible notes payable.

Convertible promissory notes payable and accrued interest at December 31, 2013 and 2012 consists of the following:

	December 31,
	2013		2012
Convertible notes payable		$1,449,619		$1,191,716
Discount on convertible notes		(210,781)		(80,606)
Convertible notes payable, net		1,238,838		1,111,110

Less current maturities		(1,238,838)		(1,111,110)

Long-Term Portion	$	−	$	−

NOTE 11 – CONVERTIBLE NOTES AND NOTES PAYABLE – OFFICERS & DIRECTOR

Convertible notes and notes payable – Officers & Director and accrued interest at December 31, 2013 and 2012 consists of the following:

	2013			2012
		$435,382	(a)		$406,682	(a)
		222,322	(b)		208,322	(b)
		54,008	(c)		57,260	(c)
		39,113	(d)		71,490	(d)
		46,378	(e)		42,378	(e)
		25,000	(f)		25,000	(f)
		5,051	(g)		−	(g)

Total		827,254			811,132
Less: Current maturities		(827,254)			(811,132)
Convertible notes and notes payable – Officers & Director and accrued interest, net of Current maturities	$	−		$	−

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

As of December 31, 2013 and 2012, the Company is reflecting a liability of $435,382 and $406,682 which includes $148,382 and $119,682 of accrued interest, respectively and the Company is not compliant with the repayment terms.

(b)

On April 7, 2010, the Company’s Chief Executive Officer, and the Company’s former Chief Financial Officer each made loans of $100,000 to the Company. The loans accrue interest at the rate of 7% per annum. In addition, the Company issued warrants to each officer to purchase 431,034 shares of common stock at an exercise price of $0.059 per share. The loans are due and payable by or on October 7, 2010. The interests accrued on the loans are to be paid on the 7th day of each month until the loans mature and paid off. The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. The conversion price was set at $0.059 per share, which was the closing market price of the common stock as of the closing date of the loans.

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

As of December 31, 2013, and 2012, the Company is reflecting a liability of $222,322 and $208,322 which includes $22,322 and $8,322 accrued interest, respectively and the Company is not compliant with the repayment terms.

(c)

On February 7, 2011, the Company’s Chief Executive Officer and the Company’s former Chief Financial Officer each made loans of $50,000 to the Company. The loans accrue interest at the rate of 10% per annum. In addition, the Company issued warrants to each officer to purchase 89,928 shares of common stock at an exercise price of $0.139 per share. The loans are due and payable by or on February 7, 2012. The loan is to be paid on the maturity date and the accrued interest is to be paid at the end of each month. The loans were evidenced by the promissory notes the Company issued to the two officers which each contain a conversion clause that allow the officers at the officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. The conversion price was $0.139 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the notes in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $100,000 from the sales of the notes were recorded net of a debt discount of $33,612. The debt discount related to the relative fair value of the warrants and was charged to interest expense ratably over the term of the loan.

In 2011, the Company paid repaid $40,000 principal and paid $6,189 accrued interest. In 2012, the Company repaid $6,000 principal and paid $3,050 accrued interest. In 2013, the Company paid repaid $8,000 in principal.

As of December 31, 2013, and 2012, the Company is reflecting a liability of $54,008 and $57,260 which includes $8,008 and $3,260 accrued interest, respectively and the Company is not compliant with the repayment terms.

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

In 2012, the Company repaid $18,000 in principal. In 2013, the Company repaid $36,500 in principal

As of December 31, 2013, and 2012, the Company is reflecting a liability of $39,113 and $71,490 which includes $8,613 and $4,490 accrued interest, respectively and the Company is not compliant with the repayment terms.

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

As of December 31, 2013 and 2012, the Company is reflecting a liability of $46,378 and $42,378 which includes $6,378 and $2,378 accrued interest, respectively. The Company is not compliant with the repayment terms.

(f)

On February 13, 2012 and on October 5, 2012, the Company’s Chief Executive Officer each made a short term loan of $10,000 and $15,000 to the Company. These loans were intended to be repaid within 2 months. No documents were prepared nor interest accrued. As of December 31, 2013 and 2012, the Company is reflecting a liability of $25,000. The Company is not compliant with the repayment terms.

(g)

On January 3, 2013, the Company’s Chief Executive Officer each made a short term loan of $9,051 to the Company. This loan was intended to be repaid within 2 months. No documents were prepared nor interest accrued. During 2013 $4,000 was repaid. As of December 31, 2013 the Company is reflecting a liability of $5,051. The Company is not compliant with the repayment terms.

NOTE 12 – RELATED PARTY TRANSACTIONS.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

25 Fairchild Ave

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space in Plainview, New York. The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.

In March 2012 management exercised a “Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue. Accordingly the Company recorded a charge of $34,707 for the loss on abandonment of property. The Company continues to accrue rent and rent related expenses per the Lease agreement. The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC, as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, N.Y. 11803, with money damages, as of February 2014, requested in the amount of $ 475,930 which have been accrued for as of December 31, 2013. During 2013 the Company recorded rent and rent related expenses of $341,849 which includes a charge of $229,234 relating to the lawsuit.

160 Dupont Street

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

On October 8, 2013 an eviction notice was issued by the landlord for the Company’s facilities at 160 Dupont Street. The Company abandoned the space on October 11 and immediately moved to 485 Underhill Boulevard, Syosset N.Y.

485 Underhill Blvd.

In October 2013 the Company entered into an operating lease for its Syosset N.Y. office facility under a month-to-month agreement starting in October 2013. The Company will pay monthly rental payments of $3,500. The Company exited the space in July 2014 and moved to 35 East Mall, Plainview N.Y.

35 East Mall

In June 2014 the Company entered into an operating lease for its Plainview N.Y. office facility for a period of six months starting in July 2014. The Company will pay monthly rental payments of $1,050. The lease may be renewed in six month increments, with forty-five days’ notice and is subject to a 5% increase per annum.

Litigation

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2013, the Company has the following litigation outstanding.

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages, as of February 2014, requested in the amount of $475,930, which have been accrued for and included in accounts payable and accrued liabilities as of December 31, 2013. An inquest is set to begin on December 3, 2014 to determine the amount of money damages due on Fairchild’s claim.

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, Levin Consulting Group, LLC (“Levin”), as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company. The warrant was originally issued contemporaneously with the issuance of a $20,000 promissory note to Levin. In June 2014 the Company entered into a settlement and has agreed to issue a convertible promissory note in the amount of $50,000 to the plaintiff. The convertible note matures on December 31, 2015 and accrues interest at 10% per annum. The holder may convert all or any portion of the outstanding principal and accrued and unpaid interest due and payable under the note into shares of the Company’s common stock at a conversion price equal to 50% of the lowest closing bid price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 9.999% of our outstanding common stock upon any conversion. If the closing bid price for the common stock on the date in which the conversion shares are deposited into the holders brokerage account and the holder may execute trades of the conversion shares (“the “Clearing Date”) then the conversion price shall be adjusted such that the discount be taken from the closing bid price on the Clearing Date. The original $20,000 note remains outstanding. As of December 31, 2013 the Company has accrued a $50,000 loss as a result of the settlement and is included in accounts payable and accrued liabilities.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of December 31, 2013 the Company is reporting a liability of $554,814 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchase outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of December 31, 2013 the Company is reporting a liability of $57,484 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

On January 31, 2014, in conjunction with the settlement agreement outlined above, the Company issued Tarpon a convertible promissory note in the principal amount of $75,000. The convertible note matures one year from the date of issuance with interest at 10% per annum. The convertible promissory note shall have no registration rights and shall be convertible into the common stock of the Company at any time at a conversion price equal to 75% of the low closing bid price for the twenty days prior to conversion.

The Company was notified by an April 22, 2013 letter from The Depository Trust Company (“DTC”) that DTC had determined to impose a restriction on physical deposit and on Deposit/Withdrawal At Custodian (“DWAC”) electronic deposit transactions (referred to as a “deposit chill”) on the Company’s common stock. The effect of the deposit chill was that, for the period April 22, 2013 through August 6, 2013, when the deposit chill was lifted following submissions by the Company, no new shares of the Company’s common stock were accepted for deposit with DTC for electronic transfer. As of October 2014 the restriction had not been lifted.

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at December 31, 2013. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of December 31, 2013 the Company is reporting a liability of $36,613 related to the judgment.

NOTE 14 – STOCKHOLDERS' DEFICIENCY.

During the year ended December 31, 2013, the Company recorded the following transactions:

Debt

During the year ended December 31, 2013, the Company issued a total of 121,376,671 shares of common stock upon the requests from note holders to convert principal plus accrued interest totaling $490,871 into the Company’s common stock based on the terms set forth in the loans. The conversion rates were from $0.0009 to $0.014 per share

During the year ended December 31, 2013, the Company issued a total of 23,021,012 shares of common stock to settle notes payable and accrued interest of $125,463.

On February 4, 2013, the Company issued 4,856,726 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $10,199 of interest expense for such issuance.

On July 15, 2013, the Company issued 526,312 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $7,895 of interest expense for such issuance.

On October 14, 2013, the Company issued 2,078,972 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $14,345 of interest expense for such issuance.

On October 22, 2013, the Company issued 1,582,546 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $9,495 of interest expense for such issuance.

Cash

Through Equity Financing:

During the year ended December 31, 2013, for cash proceeds of $570,800 the Company sold 106,066,743 shares of common stock and warrants to purchase additional 26,516,687 shares of common stock at exercise prices of $0.0039 to $0.017 per share. The warrants have a term of three years and are fully vested on the date of issuance.

During the year ended December 31, 2013, for gross proceeds of $64,514, the Company issued 11,609,661 shares of common stock to multiple investors who exercised their warrants to purchase shares of common stock. The exercises prices ranged from $0.0035 to $0.0184.

On August 27, 2013 the Company received proceeds of $10,500 for the exercise of 1,093,750 warrants as of December 31, 2013 the shares have not been issued and accordingly the Company recorded the liability for the share issuance.

On July 9, 2013 the Company received proceeds of $27,923 for the exercise of 2,389,817 warrants as of December 31, 2013 the shares have not been issued and accordingly the Company recorded the liability for the share issuance.

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

NOTE 15 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, issuable in series with rights, preferences, privileges and restrictions as determined by the Company’s board of directors.

At December 31, 2013, outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$52	$52,500	$990,100	$17.86	$1,515,100
Series B	51	−	−	−	−	−	−
Series D	2,000,000	93,000	93	55,800	975,600	9.89	1,510,350
Series F	1,000,000	38,644	39	−	190,328	−	−
		184,144	$184	$108,300	$2,156,028		$3,025,450

At December 31, 2012 outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$52	$52,500	$937,600	$17.86	$1,462,600
Series B	51	51	−	−	−	−	−
Series D	2,000,000	93,000	93	55,800	919,800	9.89	1,454,550
Series F	1,000,000	38,644	39	−	190,328	−	−
		184,195	$184	$108,300	$2,047,728		$2,917,150

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

Series F

The Series F 10% convertible preferred stock is a two-year convertible preferred instrument. All dividends are cumulative and are payable in shares of common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier. The conversion rate for shares and accrued dividends payable is 40 shares of common stock for each share of preferred stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation. In connection with Series F Preferred Stock conversions, the Company recorded dividends of $0 and $0 for each of the years ended December 31, 2013 and 2012, respectively.

NOTE 16 – STOCK WARRANTS

The following warrants were issued by the Company in connection with Convertible Promissory Notes:

The year ended December 31, 2012	1,933,333
The year ended December 31, 2013	32,283,332

The following warrants were issued by the Company in connection with various employment and compensation agreements:

The year ended December 31, 2012	43,746,410
The year ended December 31, 2013	71,786,055

The following warrants were issued by the Company in connection with equity private placements:

The year ended December 31, 2012	13,853,721
The year ended December 31, 2013	−

The following warrants were exercised:

The year ended December 31, 2012	−
The year ended December 31, 2013	10,707,030

The following warrants were expired:

The year ended December 31, 2012	1,402,058
The year ended December 31, 2013	2,440,424

The following tables sets forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the years ended December 31, 2013 and 2012:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic
Value

Outstanding at December 31, 2011	27,520,997	$0.06	$	−

Granted	59,533,464	0.01		−
Expired	(1,402,058)	0.05		−
Exercised	−	−		−
Outstanding at December 31, 2012	85,652,403	$0.03	$	−

Granted	104,069,387	0.006		−
Expired	(2,440,474)	0.09		−
Exercised	(10,707,030)	0.006		−
Outstanding at December 31, 2013	176,574,286	0.02		−

The following is additional information with respect to the Company's warrants as of December 31, 2013:

Number of Warrants	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Average Exercise Price	Currently Exercisable
129,078,495	$0.003-$0.0096	3.76	$0.0051	129,078,495
44,308,863	$0.0108-$0.0964	1.34	$0.0362	44,308,863
3,127,404	$0.1-$0.1884	2.62	$0.1173	3,127,404
59,524	$0.84	1.91	$0.84	59,524
176,574,286				176,574,286

NOTE 17 – INCOME TAXES

The income tax provision (benefit) consists of the following:

	December 31,
	2013	2012
Federal
Current	−	−
Deferred	5,739,800	(1,009,700)
State and local
Current	−	−
Deferred	961,500	(260,300)
Change in valuation allowance	(6,701,300)	1,270,000
Income tax provision (benefit)	−	−

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the year ended December 31, 2013 and 2012 is as follows:

	2013	2012
U.S. Federal statutory rate	(34.0)%	(34.0)%
State tax benefit, net of federal tax	(5.7)	(5.7)
Sec 382 impairment of NOL carryover	258.2	−
Other permanent differences	1.8	1.5
Deferred tax true-up	(13.3)	(7.8)
Change in valuation allowance	(207.0)	46.0
Income tax provision (Benefit)	0.0%	0.0%

As of December 31, 2013 and 2012 the deferred tax asset consisted of the following:

	2013		2012
Deferred Tax Asset
Net operating loss carryovers		$3,705,200		$10,939,700
Stock-based compensation		1,455,700		1,230,500
Derivative liability		82,000		32,000
Fixed asset depreciation		−		57,800
Contributions carryover		3,100		100
Accrued legal claims		173,000		−
Accrued compensation		503,100		309,100
Deferred rent		−		2,800
Total deferred tax asset		5,922,100		12,572,000
Valuation allowance		(5,838,700)		(12,540,000)
Net Deferred Tax Asset, net of valuation allowance		83,400		32,000

Deferred Tax Liability
Convertible debt		(83,400)		32,000
Total deferred tax liability		(83,400)		32,000
Net Deferred Tax Asset (Liability)	$	−	$	−

As of December 31, 2013 and 2012, the Company had approximately $9.3 million and $23.4 million, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income. These net operating losses which, if not utilized, begin expiring between the years 2013 through 2033. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry over may be subject to an annual limitation in the event of a change of control.  The Company performed an evaluation as to whether a change of control, as defined under the regulations has taken place, and concluded that a change of control has occurred during the period ended December 31, 2013. Due to the section 382 ownership change the Company’s Nol carryovers are subject to an annual limitation of approximately $467,000. The Company’s deferred tax asset related to its net operating loss carryovers has been impaired by $8,358,000 since this represents the tax effect of the Company’s net operating loss carryovers that will expire unused due to the annual limitation as calculated under section 382.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 - “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2013 and December 31, 2012. For the year ended December 31, 2013 and 2012 the change in deferred tax asset valuation allowance was $(6,701,300) and $1,270,000 respectively.

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

No interest or penalties were recorded during the years ended December 31, 2013 and December 31, 2012 respectively. As of December 31, 2013 and December 31, 2012 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in U.S. federal and various state jurisdictions and is subject to audit by tax authorities beginning with the year ended December 31, 2010.

NOTE 18 – SUBSCRIPTIONS RECEIVABLE

In April 2008, a consultant for the Company, entered into Stock Purchase, Loan and Security Agreements with the Company. Under the agreements, the Company loaned the individual $337,200. The obligations to repay the loans were evidenced by non-recourse promissory note. The note called for interest at a rate of 6% per annum and matured on April 16, 2011, at which time there was a three year extension granted. The loaned funds were to be used exclusively for the purchase of 4 million shares of the Company’s Common Stock. The stock is being held as collateral for the repayment of the loan. The purchase price of the stock was based on the average closing price of the Common Stock during the 30 trading days immediately preceding the date of the April 2008 agreements which equaled $0.0843. During the fourth quarter of 2013 the subscription receivable along with accrued interest in the aggregate amount of $446,156 was written off.

NOTE 19 – CREDIT RISK

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

NOTE 20 – SUBSEQUENT EVENTS

On December 31, 2013 Gerard Stoehr’s contract as Chief Operating Officer expired and was not renewed by the Company. The Company owes Mr. Stoehr $60,000 which has been accrued for as of December 31, 2013.

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

On April 2, 2014, the Company elected Henry Sargent as Vice President and Secretary of the Company. Mr. Sargent is Chief Operating Officer and General Counsel of Southridge.

Issuance of Common Stock

From January 1, 2014 until October 23, 2014, the Company converted a total of $219,620 loan principal plus $24,850 accrued interest and fees into 414,812,709 shares of common stock.

On March 13, 2014, a warrant holder exercised 625,000 warrants at exercise price of $0.0025. The holder elected their cash-less exercise provision. Accordingly, the Company issued 526,315 shares of common stock in connection with such exercise.

On August 27, 2013 the Company received proceeds of $10,500 for the exercise of 1,093,750 warrants and as of December 31, 2013 the shares had not been issued and accordingly the Company recorded the liability for the share issuance. On August 19, 2014, due to the decline in market price of our stock, the Company issued the warrant holder 9,545,455 shares.

On July 9, 2013 the Company received proceeds of $27,923 for the exercise of 2,389,817 warrants and as of December 31, 2013 the shares had not been issued and accordingly the Company recorded the liability for the share issuance. On August 19, 2014, due to the decline in market price of our stock, the Company issued the warrant holder 27,202,727 shares.

On January 8, 2014, the Company issued 13,265,625 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $47,756 of interest expense for such issuance.

On July 1, 2014, the Company issued 7,634,921 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $12,979 of interest expense for such issuance.

On September 15, 2014, the Company issued 7,027,778 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $4,919 of interest expense for such issuance.

Issuance of Promissory Notes

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

On April 25, 2014 the Company issued a promissory note for $ 100,000. The note matures on April 30, 2015 with the stated interest rate at 8%.

Issuance of Convertible Promissory Notes

On April 4, 2014 the Company issued a convertible promissory note for $ 50,000 to a related party. The note matures in one year from the issuance date with the stated interest rate at 0%. The note is convertible into the Company’s common stock at a 40% discount of the lowest closing bid price during the 30 trading days prior to conversion.

On April 21, 2014 the Company issued a convertible promissory note to a related party for $2,500. The note matures on April 30, 2015 with the stated interest rate at 0%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

On June 19, 2014 the Company issued a convertible promissory note for $ 100,000. The note matures on December 31, 2014 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0019 per share. In addition, 10,526,316 warrants were issued with an exercise price of $0.00228 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

On July 17, 2014 the Company issued a convertible promissory note for $ 23,000. The note matures on June 30, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.001 per share. In addition, 4,600,000 warrants were issued with an exercise price of $0.0012 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

On July 17, 2014 the Company issued a convertible promissory note for $ 20,000. The note matures on December 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 10 trading days prior to conversion.

On August 13, 2014 the Company issued a convertible promissory note for $ 85,000. The note matures on June 30, 2015 with the stated interest rate at 8%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

On September 16, 2014 the Company issued a convertible promissory note for $ 23,000. The note matures on June 30, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0005 per share. In addition, 9,200,000 warrants were issued with an exercise price of $0.0006 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

Entry Into A Material Definitive Agreement

On June 13, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”), for the period from the date of the agreement through March 31, 2015. The agreement requires Tarpon to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of its outstanding debt and equity securities. The manager of Tarpon is Stephen Hicks, the President of the Company.

Pursuant to the terms of the Consulting Agreement, Tarpon will be compensated by the issuance to it by the Company of shares of Series H Convertible Preferred Stock. Pursuant to the terms of the Consulting Agreement, Tarpon will receive Series H Preferred Stock with a stated value of $425,000 upon the execution of the Agreement, and additional Series H Preferred Stock with a stated value of $75,000 monthly, commencing July 1, 2014 and continuing through the balance of the term. The execution and delivery of the Consulting Agreement was approved by the directors of the Company. Mr. Hicks did not participate in the vote on this matter.

On June 13, 2014, the Company entered into an Equity Purchase Agreement with an accredited investor. The terms of the Equity Purchase Agreement provide that the Investor agrees, subject to put notices from the Company, to purchase up to $5,000,000 in Common Stock during the 24 months following the execution of the Agreement, subject to certain conditions and limitations. For each closing, the purchase price of the Common Stock will be 90% of the average of the three lowest Closing Bid Prices during the 10 trading days following the relevant Clearing Date (as defined in the Equity Purchase Agreement). In connection therewith, the Company also entered into a Registration Rights Agreement with the investor, pursuant to which the Company is required to file a Registration Statement with the Securities and Exchange Commission for the expected number of shares to be issued under the Equity Purchase Agreement within 120 days of the date of the Registration Rights Agreement. The Investor also provided the Company with a one year loan of $100,000; the obligation to repay this loan is represented by a Promissory Note issued by the Company to the Investor.

Series A and Series F Preferred Stock

On June 3, 2014, the Company filed with the Secretary of State of the State of Delaware Certificates of Correction to its existing Certificates of Designations for its Series A and Series F Preferred Stock, respectively. These filings reduced the number of authorized shares of the Company’s Series A Preferred Stock from the previously reported 400,000 shares to 52,500 shares and the number of authorized shares of the Series F Preferred Stock from the previously reported 1,000,000 shares to 38,644 shares. In each case, the current number of outstanding shares (as of the date of filing of each Certificate of Correction, 2014) of the relevant Series is not more than the number of authorized shares specified in the corresponding Certificate of Correction.

Series G Preferred Stock

On June 13, 2014, the number, designation, rights, preferences and privileges of the Series G Preferred Stock were established by the Board. The designation, rights, preferences and privileges that the Board established for the Series G Preferred Stock are set forth in a Certificate of Designations that was filed with the Secretary of State of the State of Delaware on June 17, 2014. Among other things, the Certificate of Designation provides that each one share of Series G Preferred has voting rights equal to (x) (i) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the number determined by this clause (i), the “Numerator”), divided by (ii) 0.49, minus (y) the Numerator. These voting rights apply only to matters of Company capitalization (i.e. increase in authorized common stock, stock splits, etc.), and similar matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent. The Series G has a par value of $0.001 per share, no rights to dividends but provides for liquidation rights which entitle the holder to a pro-rata share of net assets. Each Series G share is convertible, at the option of the holder, into one share of Common Stock. The Company issued 51 shares of the Series G to the President.

Material Modification to Rights of Security Holders

By unanimous written consent of the Board (Mr. Hicks not participating), the Board authorized the filing of a Certificate of Designation for its Series G Convertible Preferred Stock (“Series G Preferred Stock”) and the issuance of all of the fifty-one (51) authorized shares of such Series G Preferred Stock to Stephen Hicks (the “Series G Stockholder”) for a purchase price of $1 per share. As a result of the voting rights granted to the Series G Preferred Stock in the Certificate of Designations, the Series G Stockholder holds in the aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company. Pursuant to the terms of the Board resolution authorizing the issuance of the Series G Preferred Stock, and authorizing the issuance of the shares to Mr. Hicks, the Company has the right to redeem said Preferred Stock of the Company upon his resignation or the termination of his services as President of the Company. The Company believes that the issuance of the Series G Preferred Stock to Mr. Hicks will facilitate the Company’s ability to manage its affairs.

Series H Preferred Stock

On June 13, 2014, the number, designation, rights, preferences and privileges of the Series H Preferred Stock were established by the Board. The designation, rights, preferences and privileges that the Board established for the Series H Preferred Stock are set forth in a Certificate of Designations that was filed with the Secretary of State of the State of Delaware on June 17, 2014.

The Certificate of Designations for the Series H Preferred Stock provides for the issuance of up to 1,000 shares of Series H stock with a stated value of $25,000 per share. As long as any shares of Series H Preferred Stock remain outstanding, the Company cannot, without the consent of the holders of at least 90% of the Series H Preferred Stock, redeem, repurchase or otherwise acquire any junior securities, or pay or make any distribution upon any junior securities as defined therein.

The Series H Preferred Stock is convertible at the option of the holder into such number of shares upon the conversion ratio equal to the aggregate stated value of the Series H Preferred Stock converted divided by the average closing bid price for the calendar month preceding the original issuance date of the shares being converted, as reported by the reporting service. The Company is required to reserve a sufficient number of shares of common stock as may be required to be issued thereunder. The conversion ratio is subject to adjustment, from time to time, for various reasons including a sale or merger by the Company.

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series H Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Articles of Incorporation or bylaws.

On September 30, 2014 the Company entered into an agreement in-order to satisfy an outstanding liability of the Company to our former Vice President of International Markets, Shaul Kochan, dating back to 2009. Per the terms of the agreement the Company shall issue 110 shares of preferred stock with a stated value equal to $110,000. The Company has agreed to redeem the preferred stock in 14 separate tranches at the beginning of each calendar month beginning October 1, 2014, pursuant to the following schedule: $5,000 in stated value worth of shares each month for the first 4 months; $7,500 in stated value worth of shares each month for the subsequent 6 tranches; $10,000 in stated value worth of shares each month for the subsequent 3 tranches; and $15,000 in stated value worth of shares in the final month.

If the Company misses payment of any tranche it will have 30 calendar days in which to cure such payment, after which time the Company agrees to issue additional shares of preferred stock representing 1% of the aggregate stated value of the then outstanding preferred stock held by Mr. Kochan, redeemable under similar terms.

In addition, the Company agrees to extend the maturity date of the outstanding warrant held by Mr. Kochan from its current expiration date of March 7, 2015 to March 7, 2017. The Company further agrees to issue an additional warrant to Mr. Kochan for right to exercise and purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.052 and maturity date of March 7, 2017.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2013. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the 1992 criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of December 31, 2013:

Entity Level. We recognize the need to provide leadership and guidance to our employees regarding the maintenance and preparation of financial matters. There is a weakness due to the fact that there are no documented policies and procedures in place for certain procedures. An audit committee has not been established.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Principal Positions and Offices with our Company	Director Since
Leslie J. Kessler	66	Chief Executive Officer and Chairman	2007
Stephen M. Hicks	55	President and Director	2014
Gilbert Steedley	48	Director	2014
Henry Sargent	47	Vice President and Secretary	2014

On April 2, 2014, our Board of Directors elected Stephen M. Hicks, to our Board of Directors, to fill a vacancy on the Board, and as President of the Company. Mr. Hicks is the Chief Executive Officer of Southridge LLC (“Southridge”), which has financed the Company in the past and continues to own debt and equity securities of the Company. Our Board also on the same date elected Gilbert Steedley as a director of the Company, to fill a vacancy on the Board of Directors, and elected Henry Sargent as Vice President and Secretary of the Company. Mr. Sargent is the Chief Operating Officer and General Counsel of Southridge.

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

Stephen M. Hicks, age 55, is the Chief Executive Officer and founding principal of Southridge LLC. Mr. Hicks sets the overall strategic direction for the Southridge group of companies, and is responsible for business development and execution. Mr. Hicks founded Southridge in 1996. Active in the investment industry for over 25 years, Mr. Hicks has broad experience in financial structuring, derivatives, risk arbitrage, and investment banking. He received his BS in Business Administration from King's College in Briarcliff Manor, New York, and an MBA from Fordham University, in New York City. On October 25, 2010, the SEC filed a lawsuit in the United States District Court for Connecticut against Southridge Advisors and Mr. Hicks alleging, among other things, that a position in previously managed funds were overvalued and that such conduct as well as other matters amounted to violations of Section 17(a) of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, and Sections 206(1), 206(2) and 206(4) if the Investment Advisers Act and Rule 206(4)-8 thereunder. The lawsuit seeks injunctive relief and monetary penalties.

Gilbert Steedley is currently, and since June 21, 2013 has been, the interim Chief Executive Officer and a director of AccelPath, New York, New York. He is the founder of INU, which provides small cap public/private companies with capital market intelligence. Mr. Steedley has over twenty years of business development, industry research, and corporate finance experience across a diverse range of industries, including, and at the forefront, the energy industry. Mr. Steedley has a close link with Wall Street operations, having served as a Senior Vice President of Business Development for Able Global Partners, a New York City based merchant bank; Director of Issuer Services and a Director of Equities Business Development with the American Stock Exchange (AMEX) and Senior Research Analyst of Issuer Services with NASDAQ. In his role at AMEX, Mr. Steedley worked with clients concerning listing requirements on the exchange. Mr. Steedley has served on several boards of directors including those of oil and gas companies.

Mr. Steedley received a Bachelor of Science in Finance degree from Mercy College, New York and a Master of Business Administration degree from Delaware State University, Delaware. In addition, he attended an Executive Education Program in Oil and Gas Investing at SMU-COX Texas. He has produced articles on investment styles and strategies that were published in Forbes Magazine.

Henry Sargent, JD, CFA, age 47, is Southridge's Chief Operating Officer and General Counsel. His responsibilities include investment selection, deal structuring and monitoring, workouts, and reorganization. Prior to joining Southridge in 1998, Mr. Sargent spent several years at a New York-based corporate and securities law firm, specializing in private placements, venture capital financing, and corporate reorganizations. He received a BA from Connecticut College and his JD from Fordham University School of Law, NY. Mr. Sargent is a member of the New York Bar Association, the CFA Institute, and the New York Society of Security Analysts.

Corporate Governance

Our board of directors has determined that Gilbert Steedley is "independent" within the meaning of the applicable rules of the SEC and The New York Stock Exchange.

Audit Committee.

Our Board of Directors plans to establish an Audit Committee, the members of which shall be considered as independent under the standards for independence for audit committee members established by the NYSE. The Audit Committee will operate under a written charter.

Other Committees.

Our Board of Directors performs the functions usually designated to an Audit Committee. We intend shortly to establish an Audit Committee with one or more independent directors.

The Board does not have standing compensation or nominating committees. Our Board plans to evaluate on an ongoing basis the need for establishing a compensation committee and/or a nominating committee, and it plans to so at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company’s operations in the water purification industry and familiarity with international business issues.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Board Role in Risk Oversight

Our Board has overall responsibility for risk oversight with a focus on the most significant risks facing our Company. Not all risks can be dealt with in the same way, and it is the Board’s responsibility to evaluate the potential adverse impact of risks faced by the company and the resources allocated to avoid or mitigate the potential adverse impact.

Risk Assessment in Compensation Programs

The responsibility of the Board is to assess the Company’s compensation programs to identify potential risks arising from the Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Information Statement. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 35 East Mall, Plainview, New York 11803 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

In general, advance notice of nominations of persons for election to our Board or the proposal of business to be considered by the shareholders must be given to our Secretary no earlier than the October 1 or later than December 1 preceding the next year's annual meeting, which would be scheduled in the month of May or June.

A shareholder's notice of nomination should set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director, if elected); (ii) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (A) the name and address of such shareholder, as they appear on our books, and of such beneficial owner, (B) the number of shares of our common stock that are owned (beneficially or of record) by such shareholder and such beneficial owner, (C) a description of all arrangements or understandings between such shareholder and such beneficial owner and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of such shareholder and of such beneficial owner in such business, and (D) a representation that such shareholder or its agent or designee intends to appear in person or by proxy at our annual meeting to bring such business before the meeting.

Director Compensation

We have set forth below compensation earned by any person serving as a non-executive director of our company during our fiscal year ended December 31, 2013, unless such person is also listed in the Summary Compensation Table set forth in the “Executive Compensation” subsection above. On May 26, 2010, the Board of Directors approved annual board compensation, effective July 1, 2010, to be $50,000 to be paid in shares quarterly and the number of shares would be valued at the beginning of each quarter.

On December 6, 2011, effective January 1, 2012, the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly, which compensation policy was terminated for periods following the fiscal quarter ended March 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Stephen E. Flynn	−	−	34,800	−	−	−	34,800
Theresa Bishoff	−	−	34,800	−	−	−	34,800

Our directors, as compensation for service on our Board of Directors in fiscal 2013, were compensated in three quarterly installments each issued three-year warrants to purchase an aggregate of 4,842,162 shares of common stock, at exercise prices ranging from $0.0039 to $0.0185. The directors’ compensation for services on the Board of Directors in the 2013 fourth quarter was not paid in 2013.

Other Information about our Board of Directors

During our fiscal year ended December 31, 2013, our Board of Directors met four times and acted by written consent one time.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors. In fiscal 2013, every director attended at least 75 percent of the meetings of the Board and the committees on which he or she served held during his or her time of service.

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance at meetings of our shareholders

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended December 31, 2013, with the following exceptions:

During 2013, the four directors of the Company, Leslie Kessler, Terry R. Lazar, Dr. Stephen Flynn and Theresa Bishoff, were issued common stock purchase warrants as directors fees on January 17, April 5, July 1 and October 1 2013, and these directors (not including Ms. Bishoff) filed late Form 4’s for the January 17 and April 5, 2013 warrant issuances on February 20 and May 14, 2013, respectively. As of the date of this report, these directors had not filed Form 4’s for the July 1, 2013 directors’ warrant issuances. Theresa Bishoff was elected to the Company’s Board of Directors on January 7, 2013 and, as of the date of this report, Ms. Bishoff had not filed a Form 3 with respect to her election as a director, nor any of the four Form 4’s due with respect to 2013 directors’ warrant issuances.

On February 20, 2013, Leslie Kessler and Terry Lazar filed late Form 4’s with respect to stock and warrant compensation issuances to each of them on February 11, 2013.

Code of Ethics

On June 13, 2014, our board of directors adopted a revised Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. Our Code of Ethics applies to all of our employees and directors, including our Chief Executive Officer, Chief Financial Officer and Controller. This Code of Ethics was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.

Item 11. Executive Compensation.

General

The following table sets forth, with respect to our fiscal years ended December 31, 2013, 2012 and 2011, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2013 and certain other executive officers, including our Chief Financial Officer and Chief Operating Officer.

SUMMARY COMPENSATION TABLE

	Fiscal Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Leslie J. Kessler, Chief	2013	$180,000	$97,500	$126,000	−	$403,500
Executive Officer(1)	2012	210,000	65,000	109,840	−	384,840
	2011	180,000	339,000	−	−	519,000

Terry R. Lazar, Chief	2013	150,000	65,000	95,600	−	310,600
Financial	2012	180,000	65,000	109,840	−	354,840
Officer(2)	2011	140,400	339,000	128,300	−	607,700

Gerard Stoehr, Chief	2013	145,385	−	−	−	−
Operating	2012	208,615	−	14,600	−	223,2115
Officer(3)	2011	139,615	−	26,500	−	166,115

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

In 2012, Ms. Kessler was awarded 1,000,000 shares of our common stock. We recorded $65,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In addition, in 2012, Ms. Kessler was also awarded warrants to purchase 15,000,000 shares of our common stock at exercise price of $0.006 per share. We recorded $72,900 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In 2012, Ms. Kessler received warrants to purchase 1,805,119 shares of our common stock at exercise price of $0.013 to $0.058 per share as the Directors Fees that were approved by the Board of Director on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly.

On March 18, 2013, the Company issued to Ms. Kessler 15,000,000 shares of common stock and rights to purchase additional 15,000,000 shares of common stock at the exercise price of $0.0033 per shares. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrant has term of five year. The Company recorded $188,700 stock-based compensation which includes $97,500 for the shares issuance and $91,200 for the warrants granted. We recorded a total of $34,800 as director fees warrant compensation issuances and have included such amount in the Summary Compensation Table.

(2)

Mr. Lazar was appointed Chief Financial Officer and a director of our company in September 2007 and resigned from these positions in February 2014. The amounts reflected in the table constitute the total compensation earned by Mr. Lazar during the subject fiscal years, whether or not actually paid to him. Mr. Lazar elected to defer $129,150 and $76,050 from his 2012 and 2011 salary, respectively. In 2011, Mr. Lazar was awarded 3,000,000 shares of our common stock and was also awarded warrants to purchase 2 million shares of our common stock at exercise price of $0.07 per share. We recorded $339,000 and $128,300 in stock-based compensation in connection with these awards and have included such amount in the Summary Compensation Table. In 2012, Mr. Lazar was awarded 1,000,000 shares of our common stock. We recorded $65,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In addition, in 2012, Mr. Lazar was awarded warrants to purchase 15,000,000 of our common stock at exercise price of $0.006 per share. We recorded $72,900 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In 2012, Mr. Lazar received warrants to purchase 1,805,119 shares of our common stock at exercise price of $0.013 to $0.058 per share as the Directors Fees that was approved by the Board of Director on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly. We recorded a total of $36,940 as director fees warrant compensation issuances and have included such amount in the Summary Compensation Table.

On March 18, 2013, the Company issued Mr. Lazar 10,000,000 shares of common stock and rights to purchase additional 10,000,000 shares of common stock at the exercise price of $0.0033 per shares. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrant has term of five years. The Company recorded $125,800 stock-based compensation which includes $65,000 for the shares issuance and $60,800 for the warrants granted. We recorded a total of $34,800 as director fees warrant compensation issuances in 2013 and have included such amount in the Summary Compensation Table

(3)

Mr. Stoehr was appointed Chief Operating Officer of the Company effective January 1, 2011. The amounts reflected in the table constitute the total compensation earned by Mr. Stoehr during the subject fiscal years, whether or not actually paid to him. $60,000 from Mr. Stoehr 2012 salary has been deferred. In 2012, Mr. Stoehr was also awarded warrants to purchase 3,500,000 shares of our common stock at exercise price of $0.006 per share. We recorded $14,600 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table.

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

On February 1, 2010, the Board of Directors of the Company approved new Employment Agreements with Leslie J. Kessler, our Chief Executive Officer, and Terry R. Lazar, our former Chief Financial Officer. The Employment Agreements are effective January 1, 2010, for initial terms of five years, and the term is automatically extended for additional one year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one year term.

The Employment Agreement with Ms. Kessler provides for a base salary of $180,000 per year for 2010, 2011 and $210,000 per year in 2012. Both Employment Agreements provide for incentive payments as established by the Board of Directors and for a performance bonus as follows:

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

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of December 31, 2013:

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

Option Awards –

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Leslie Kessler	3,000,000	−	−	0.041	4/17/2014
	2,000,000	−	−	0.052	3/7/2015
	15,000,000	−	−	0.006	10/25/2017
	113,636	−	−	0.0528	11/9/2014
	104,167	−	−	0.057	10/21/2015
	431,034	−	−	0.059	4/7/2015
	200,000	−	−	0.1	10/4/2015
	89,928	−	−	0.139	2/7/2016
	215,517	−	−	0.058	1/1/2015
	260,417	−	−	0.048	4/2/2015
	367,647	−	−	0.034	7/2/2015
	961,538	−	−	0.013	11/5/2015
	3,205,128	−	−	0.0039	1/11/2016
	15,000,000	−	−	0.0033	2/11/2018
	961,538	−	−	0.013	4/5/2016
	675,676	−	−	0.0185	7/1/2016
	1,259,000	−	−	0.01	10/1/2016

Terry R. Lazar (2)	3,000,000	−	−	0.041	4/17/2014
	2,000,000	−	−	0.07	11/28/2016
	15,000,000	−	−	0.006	10/25/2017
	100,000	−	−	0.05	10/23/2014
	431,034	−	−	0.059	4/7/2015
	200,000	−	−	0.09	10/4/2015
	74,074	−	−	0.09	2/1/2016
	89,928	−	−	0.139	2/7/2016
	174,180	−	−	0.122	3/16/2016
	83,333	−	−	0.12	3/28/2016
	215,517	−	−	0.058	1/1/2015
	260,417	−	−	0.048	4/2/2015
	367,647	−	−	0.034	7/2/2015
	961,538	−	−	0.013	11/5/2015
	3,205,128	−	−	0.0039	1/11/2016
	10,000,000	−	−	0.0033	2/11/2018
	961,538	−	−	0.013	4/5/2016
	675,676	−	−	0.0185	7/1/2016
	1,259,000	−	−	0.01	10/1/2016

Gerard Stoehr	500,000	−	−	$0.08	10/31/2014
	3,000,000	−	−	$0.006	10/25/2017

(1)

Does not include (a) shares of our common stock issuable upon conversion of notes payable issued in connection with loans Ms. Kessler made to the Company between April 2010 and Feb 2011and (b) 520,962 shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler in connection with loans she made to the Company between April 2010 and February 2011.

(2)

Does not include (a) shares of our common stock issuable upon conversion of notes payable issued in connection with loans Mr. Lazar made to the Company between April 2010 and February 2011 and (b) 978,475 shares of our common stock issuable upon exercise of warrants granted to Mr. Lazar in connection with loans he made to the Company between April 2010 and March 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We currently have outstanding five classes of voting securities: our common stock, Series A Preferred Stock, Series D Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, and Series H Preferred Stock.

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of October 1, 2014, by:

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

Except as otherwise indicated in the notes to the following table,

•

we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

•

the address for each beneficial owner listed in the table is c/o Puresafe Water Systems, Inc., 35 East Mall, Plainview, New York 11803.

Series A Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Jerome and Anne Asher JTWROS(1)	5,000	9.5%
Robert D. Asher(2)	5,000	9.5%
All executive officers and directors as a group (three persons)	−	0.0%

(1)

The address for Mr. J. and Ms. Asher is 2701 N. Ocean Boulevard, Apartment E-202, Boca Raton, Florida 33431.

(2)

The address for Mr. R. Asher is 72 Old Farm Road, Concord, Massachusetts 01742.

Series D Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
John A. Borger(1)	10,000	10.8%
Shirley M. Wan(2)	6,000	6.5%
All executive officers and directors as a group (three persons)	−	0.0%

(1)

The address for Mr. Borger is 806 E. Avenida Pico, Suite 1, PMB #262, San Clemente, California 92673.

(2)

The address for Ms. Wan is 5455 Chelsen Wood Drive, Duluth, Georgia 30155.

Series F Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Robert Kaszovitz(1)	10,000	25.2%
C Trade Inc.(2)	9,375	10.4%
Olsham Grundman Frome Rosenzweig & Wolosky(3)	5,000	5.6%
Peter Hoffman(4)	3,126	7.9%
All executive officers and directors as a group (three persons)	−	0.0%

(1)

The address for Mr. Kaszovitz is 1621 51st Street, Brooklyn, New York, 11204.

(2)

The address for C Trade Inc. is 25-40 Shore Boulevard, Suite 9L, Astoria, New York 11102.

(3)

The address for Olsham Grundman Frome Rosenzweig & Wolosky is 65 East 55th Street, New York, New York 10022.

(4)

The address for Mr. Hoffman is 70-35 Vleigh Place, Flushing, New York 11367.

Series G Preferred Stock:

The designation, rights, preferences and privileges that the Board established for the Series G Preferred are set forth in a Certificate of Designation that was filed with the Secretary of State of the State of Delaware on June 17, 2014. Among other things, the Certificate of Designation provides that each one share of Series g Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.

The Board issued an aggregate of fifty-one (51) shares of Series G Preferred to our President, Stephen M. Hicks (the “Series G Stockholder”). As a result of the voting rights granted to the Series G Preferred, the Series G Stockholder holds in the aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company.

The following table sets forth the name of the Series G Stockholder and the number of shares of Series G Preferred held by the Series G Stockholder.

Name of Series G Stockholder	Number of Shares of Series G Preferred held

Stephen M. Hicks	51
90 Grove Street
Ridgefield, CT 06877

Series H Preferred Stock:

The designation, rights, preferences and privileges that the Board established for the Series H Preferred are set forth in a Certificate of Designation that was filed with the Secretary of State of the State of Delaware on June 17, 2014. The Series H Preferred Stock is convertible at the option of the holder into such number of shares upon the conversion ratio equal to the aggregate stated value of the Series H Preferred Stock converted divided by the average closing bid price for the calendar month preceding the original issuance date of the shares being converted, as reported by the reporting service. The Company is required to reserve a sufficient number of shares of common stock as may be required to be issued thereunder. The conversion ratio is subject to adjustment, from time to time, for various reasons including a sale or merger by the Company. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series H Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Articles of Incorporation or bylaws.

The Board has issued an aggregate of twenty (29) shares of Series H Preferred to Tarpon Bay Partners LLC (“Tarpon”), a member firm of the Southridge LLC group, pursuant to a consulting agreement between the Company and Tarpon.

The following table sets forth the name of the Series H Stockholder and the number of shares of Series H Preferred held by the Series G Stockholder.

Name of Series H Stockholder	Number of Shares of Series H Preferred held

Tarpon Bay Partners LLC	29
17210 Germano Court
Naples, FL 34110

Common Stock:

Name and Address of Stockholder(1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Leslie Kessler	75,867,389(3)	5.46%

Stephen M. Hicks	1,003,580,628(4)	43.18%
c/o Southridge LLC
Executive Pavilion,
90 Grove Street
Ridgefield, CT 06877

All executive officers and directors as a group (3)	1,079,448,017	45.60%

(1)

The addresses of our executive officers and directors, and of any other stockholder for whom an address is not given, listed in the above table are c/o the Company, 35 East Mall, Plainview, NY 11803.

(2)

Based on 1,346,187,330 shares of common stock outstanding as of October 1, 2014.

(3)

Ms. Kessler is our Chief Executive Officer and a member of our board of directors. Ms. Kessler owns 33,133,003 shares of common stock directly, and additionally owns beneficially (a) 42,734,386 shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler or issued to Ms. Kessler in connection with loans made to or investments made in the Company by Ms. Kessler; and upon conversion of outstanding loans to the Company made by Ms. Kessler to the Company in 2010 and 2011.

(4)

Stephen M. Hicks has voting and investment control over securities held by Tarpon Bay Partners LLC (“Tarpon”), which is the record holder of 29 shares of Series H Convertible Preferred Stock (“Series H Preferred”) of the Company. As a result of such control of Tarpon and stock ownership, Mr. Hicks has voting power over the 611,038,961shares of common stock into which the Series H Preferred shares are convertible on all matters upon which the Company’s holders of common stock are entitled to vote or to which stockholders are entitled to give consent. Tarpon also holds $50,000 and $75,000 principal amount convertible notes of the Company convertible into common stock at a conversion price per share, for the $50,000 note, equal to 40% of the lowest reported closing bid price of the common stock for the 30 trading days, ending on the trading day immediately before the relevant conversion date, and for the $75,000 note, 75% of the lowest closing bid price during the 20 trading days prior to the day that the holder delivers a conversion notice to the Company. At October 1, 2014, the $50,000 and $75,000 convertible notes were convertible into 208,333,333 and 150,000,000 shares of common stock, respectively. Mr. Hicks, as manager of ASC Recap LLC (“ASC”), has voting and investment control over 25,375,000 shares of the Company’s common stock held by ASC, and of a convertible promissory note of the Company held by ASC in the principal amount of $2,500, convertible at a conversion price of 50% of the lowest reported closing bid price of the Company’s common stock for the 30 trading days, ending on the trading day immediately before the relevant conversion date. At October 1, 2014, the $2,500 note was convertible into 8,333,333 shares of common stock. Mr. Hicks, as manager of the general partner of Southridge Partners II LP (“Southridge II”), has voting and investment control over a Common Stock Purchase Warrant held by Southridge II to purchase 500,000 shares of common stock of the Company, at an exercise price of $.05 per share. At October 1, 2014, Mr. Hicks owns beneficially 1,003,580,628 shares of common stock, through his voting and investment control of securities of the Company held by Tarpon, ASC and Southridge II. This number does not include the 51 shares of Series G Preferred owned by Mr. Hicks, which is representative of 1,401,265,155 shares solely for voting purposes. For more information, please see the Series G Stockholder table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Executive Compensation

On January 2, 2013, the Company issued a total of 12,820,512 warrants as directors’ compensation to purchase common stock to its four directors, including warrants issued to its Chief Executive Officer and former Chief Financial Officer, each of which received 3,205,128 warrants for their first quarter of 2013 director fees. The warrants have a term of three years and are fully vested on the date of issuance. The Company recorded $70,800 of stock-based compensation in connection with this issuance.

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

No directors’ compensation for services on the Board of Directors in the 2013 fourth quarter was paid in 2013.

Transactions with Southridge LLC and Affiliated Companies

Issuance of Convertible Promissory Notes

On April 4, 2014 the Company issued a convertible promissory note for $ 50,000 to a related party. The note matures in one year from the issuance date with the stated interest rate at 0%. The note is convertible into the Company’s common stock at a 40% discount of the lowest closing bid price during the 30 trading days prior to conversion.

On April 21, 2014 the Company issued a convertible promissory note to a related party for $2,500. The note matures on April 30, 2015 with the stated interest rate at 0%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

Consulting Agreement with Tarpon Bay Partners LLC

On June 13, 2014, the Company entered into a consulting agreement (the “Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”), for the period from the date of the Agreement through March 31, 2015. The Agreement requires Tarpon to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of our outstanding debt and equity securities. The manager of Tarpon is Stephen Hicks, the President of the Company. Pursuant to the terms of the agreement, Tarpon will be compensated by the issuance to it by the Company of shares of a new Series H Convertible Preferred Stock. The Series H Preferred Stock is convertible at the option of the holder into such number of shares upon the conversion ratio equal to the aggregate stated value of the Series H Preferred Stock converted divided by the average closing bid price for the calendar month preceding the original issuance date of the shares being converted, as reported by the reporting service. The Company is required to reserve a sufficient number of shares of common stock as may be required to be issued thereunder. The conversion ratio is subject to adjustment, from time to time, for various reasons including a sale or merger by the Company. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series H Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Articles of Incorporation or bylaws. Pursuant to the terms of the Consulting Agreement, Tarpon received 17 shares of Series H Preferred Stock with a stated value of $425,000 upon the execution of the Agreement, and will receive additional shares of Series H Preferred Stock with a stated value of $75,000 monthly, continuing through the balance of the term of the Consulting Agreement. The execution and delivery of the Consulting Agreement was approved by the directors of the Company. Mr. Hicks did not participate in the vote on this matter.

Tarpon is a controlled company in the Southridge LLC group of companies. Stephen M. Hicks, President and a director of the Company, controls Southridge LLC and is manager of Tarpon.

On December 19, 2013, the Company issued 22,109,375 shares of common stock to Southridge LLC upon conversion of $35,000 of the principal amount of a convertible note and legal fees of $375.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, sufficient to generate proceeds to equal to $562,860 (the “Claim Amount”) and a convertible promissory note in the principal amount of $75,000. Pursuant to the settlement agreement, the Company and Tarpon reasonably estimated that the fair market value of the settlement shares and all other amounts received or to be received by Tarpon is equal to approximately $825,000. The Company failed to issue shares to Tarpon, and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon.

On January 31, 2014, in conjunction with the settlement agreement outlined above, the Company issued Tarpon a convertible promissory note in the principal amount of $75,000. The convertible note matures one year from the date of issuance with interest at 10% per annum. The convertible promissory note shall have no registration rights and shall be convertible into the common stock of the Company at any time at a conversion price equal to 75% of the low closing bid price for the twenty days prior to conversion.

On April 4, 2014 the Company issued a convertible promissory note for $ 50,000 to Tarpon. The note matures in one year from the issuance date with the stated interest rate at 0%. The note is convertible into the Company’s common stock at a 40% discount of the lowest closing bid price during the 30 trading days prior to conversion.

On April 21, 2014 the Company issued a convertible promissory note to ASC Recap LLC, controlled by Southridge LLC, for $2,500. The note matures on April 30, 2015 with the stated interest rate at 0%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

Series G Preferred Stock

On June 13, 2014, the Company’s Board of Directors (Mr. Hicks not participating) authorized the issuance to Mr. Hicks of the 51 authorized shares of a new Series G Convertible Preferred Stock. The designation, rights, preferences and privileges that the Board established for the Series G Preferred Stock are set forth in a Certificate of Designations that was filed with the Secretary of State of the State of Delaware on June 17, 2014. Among other things, the Certificate of Designation provides that each one share of Series G Preferred has voting rights equal to (x) (i) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the number determined by this clause (i), the “Numerator”), divided by (ii) 0.49, minus (y) the Numerator. As a result of the voting rights granted to the Series G Preferred, the Series G Stockholder holds in the aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company. These voting rights apply only to matters of Company capitalization (i.e. increase in authorized common stock, stock splits, etc.), and similar matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent. The Series G Preferred Stock has a par value of $0.001 per share, no rights to dividends but provides for liquidation rights which entitle the holder to a pro-rata share of net assets. Each Series G share is convertible, at the option of the holder, into one share of Common Stock.

Item 14. Principal Accountant Fees and Services.

Marcum LLP (“Marcum”) has served as our independent registered public accountants for our past two fiscal years.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2013 and 2012 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2013	2012
Audit fees(1)	$97,500	$125,000
Audit-related fees(2)	−	−
Tax fees(3)	−	−
All Other Fees(4)	−	−

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

(4)

Marcum provided the following other services during the year ended December 31, 2013 and 2012: none.

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

Our board reviewed the audited financial statements of our company for the year ended December 31, 2013 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements. Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States. Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by [Independence Standards Board Standard No. 1,] and discussed with the auditors their independence with respect to all services that our auditors rendered to us. Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61. Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

Financial Statements

The financial statements and schedules included in this Annual Report on Form 10-K are listed in Item 8 and commence following page 20.

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
3.1b

Amendment to Certificate of Designations of Series B Preferred Stock, filed April 16, 2013. [Incorporated by reference to Exhibit 3.1b to our Quarterly Report on Form 10-Q, filed with the SEC on May 20, 2013.]

3.1c

Certificate of Correction to Certificate of Designation of Series A Preferred Stock, filed June 3, 2014. [Incorporated by reference to Exhibit 3.08 to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.]

3.1d

Certificate of Correction to Certificate of Designation of Series F Preferred Stock, filed June 3, 2014. [Incorporated by reference to Exhibit 3.09 to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.]

3.1e

Certificate of Designations of Series G Convertible Preferred Stock, filed June 17, 2014. [Incorporated by reference to Exhibit 3.10 to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.]

3.1f

Certificate of Designations of Series H Convertible Preferred Stock, filed June 17, 2014. [Incorporated by reference to Exhibit 3.11 to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.]

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

3.2b

Amended and Restated By-Laws of PureSafe Water Systems, Inc., effective June 13, 2014 [Incorporated by reference to Exhibit 3.12 to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.]

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

10.48

Consulting Agreement, dated June 13, 2014, between the Company and Tarpon Bay Partners LLC. [Incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.]

10.49

Equity Purchase Agreement, dated June 13, 2014, between the Company and Alpha Capital Anstalt. [Incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.]

10.50

Registration Rights Agreement, dated June 13, 2014, between the Company and Alpha Capital Anstalt. [Incorporated by reference to Exhibit 10.50 to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.]

10.51	Stipulation, dated June 2, 2014, between the Company and Levin Consulting Group. [Incorporated by reference to Exhibit 10.51 to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.]
14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.01 to our Current Report on Form 8-K, filed with the SEC on June 17, 2014.]
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.*.
32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.**

* Filed herewith

** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: October 23, 2014	PURESAFE WATER SYSTEMS, INC.

	By:	/s/ Leslie J. Kessler
Leslie J. Kessler, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Leslie J. Kessler	Chief Executive Officer and Director	October 23, 2014
Leslie J. Kessler
(Principal Executive Officer)

/s/ Stephen M. Hicks	President and Director	October 23, 2014
Stephen M. Hicks

/s/ Gilbert Steedley	Director	October 23, 2014
Gilbert Steedley