Form 10-Q
period 2014-03-31
PureSafe Water Systems, Inc.
filed 2015-02-06
CIK 764839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 6, 2015, 1,916,635,433 shares of the common stock of the registrant were issued and outstanding.

PURESAFE WATER SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets

Current Assets
Cash	$12	$2,199
Inventories	141,636	141,636
Prepaid expenses and other current assets	2,657	35,437
Total Current Assets	144,305	179,272

Property and equipment, net of accumulated depreciation of $179,290 and $179,290, respectively	−	−
Patents and trademarks, net of accumulated amortization of $49,445 and $47,919, respectively	57,896	59,422
Other assets	29,250	33,500
Total Assets	$231,451	$272,194

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$1,061,156	$1,209,319
Accrued compensation	1,331,132	1,267,382
Accrued consulting and director fees	144,000	144,000
Notes payable to officer and director (including accrued interest of $207,104 and $193,703, respectively)	840,855	827,254
Convertible promissory note (including accrued interest of $203,871 and $154,528 and net of debt discount of $197,860and $210,781, respectively)	1,371,102	1,238,838
Promissory notes payable (including accrued interest of $247,469 and $240,807 respectively)	689,814	593,153
Fair value of detachable warrants and conversion option	518,800	299,000
Accrued dividends payable	190,328	190,328
Common stock to be issued	38,423	38,423

Total Current Liabilities	6,185,610	5,807,697

Total Liabilities	6,185,610	5,807,697

Commitments and Contingencies
	−	−
Stockholders' Deficiency:
Preferred stock par value $0.001 par value; 10,000,000 shares authorized; 184,144 and 184,144 shares issued and outstanding (liquidation preference $3,052,525 and $3,025,450, as of March 31, 2014 and December 31, 2013, respectively)	184	184
Common stock par value $0.001: 2,000,000,000 shares authorized; 979,018,260 shares issued and 979,013,860 shares outstanding at March 31, 2014; 934,171,800 shares issued and 934,167,400 shares outstanding at December 31, 2013	979,017	934,171
Additional paid in capital	41,850,978	41,804,413
Treasury stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Accumulated deficit	(48,778,570)	(48,268,503)

Total Stockholders' Deficiency	(5,954,159)	(5,535,503)

Total Liabilities and Stockholders' Deficiency	$231,451	$272,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Sales	$ −	$	−

Cost of Sales	−		−

Gross Profit (Loss)	−		−

Operating expenses:
Compensation and related benefits, including stock-based compensation of $0 and $394,100 for the three months ended March 31, 2014 and 2013, respectively	96,849		599,572
Insurance and medical benefits	34,382		12,544
Research and development	−		10,452
Professional, legal and consulting fees, including stock-based compensation of $0 and $177,000 for the three months ended March 31, 2014 and 2013, respectively	28,388		205,266
Marketing	−		25,000
Occupancy	15,855		57,936
Other administrative and general	19,028		46,957
Total operating expenses	194,502		957,727

Loss from operations	(194,502)		(957,727)

Other income (expense):
Interest income	−		4,988
Other income	−		23,538
Interest expense, including interest to related parties of $13,401 and $17,773 for the three months ended March 31, 2014and 2013, respectively	(207,765)		(135,372)
Change in fair value of derivative liabilities	(107,800)		(326,200)
Total Other Income (Expense)	(315,565)		(433,046)

Net Loss	(510,067)		(1,390,773)

Dividend on preferred stock	(27,075)		(27,075)

Net Loss Attributable to Common Stockholders	$(537,142)		$(1,417,848)

Net Loss Attributable to Common Stockholders
Per Share basic and diluted	$(0.00)		$(0.00)

Weighted average number of shares outstanding	1,084,720,281		735,787,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders' Deficiency

For the Three Months Ended March 31, 2014

	Preferred stock		Common stock		Additional Paid-In	Treasury Stock at	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Cost	Deficit	Deficiency

Balance, December 31, 2013	184,144	$ 184	934,171,800	$ 934,171	$41,804,413	$ (5,768)	$(48,268,503)	$ (5,535,503)

Common stock issued for cashless warrant exercise	−	−	526,315	526	(526)	−	−	−

Common stock issued for settlement of convertible debt	−	−	31,054,520	31,055	−	−	−	31,055

Common stock issued for penalty shares	−	−	13,265,625	13,265	34,491	−	−	47,756

Reclassification of derivative liability	−	−	−	−	12,600	−	−	12,600

Net loss	−	−	−	−	−	−	(510,067)	(510,067)

Balance, March 31, 2014	184,144	$ 184	979,018,260	$ 979,017	$41,850,978	$ (5,768)	$(48,778,570)	$ (5,954,159)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Cash Flows From Operating Activities:
Net loss	$(510,067)	$(1,390,773)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	−	6,808
Amortization of patents and trademarks	1,526	1,526
Interest expense - amortization of deferred financing	4,250	2,164
Interest expense - penalty interest	−	10,199
Professional fees - note conversions	375	−
Stock based compensation	−	571,100
Interest receivable	−	(4,988)
Accretion of debt discount	87,920	49,763
Interest expense - derivative liabilities	49,600	−
Change in fair value of warrants and embedded conversion option	107,800	326,200
Changes in assets and liabilities:
Prepaid expenses and other current assets	32,780	(29,226)
Inventories	−	138,398
Customer deposits	−	(149,588)
Accounts payable, accrued expenses, accrued interest, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	133,429	88,536
Net Cash Used in Operating Activities	(92,387)	(379,881)

Cash Flows From Investing Activities:
Patent costs	−	(7,458)
Net Cash Used in Investing Activities	−	(7,458)

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	−	395,000
Proceeds from convertible promissory notes	−	25,000
Repayment of convertible notes payable	−	(60,961)
Cash proceeds from promissory notes, officers and directors	6,500	16,177
Repayment of officers and directors loans	(6,300)	(22,125)
Cash proceeds from notes payable	92,500	−
Repayment of notes payable	(2,500)	−
Net Cash Provided by Financing Activities	90,200	353,091

Net decrease in cash	(2,187)	(34,248)

Cash at beginning of period	2,199	63,571

Cash at end of the period	$12	$29,323

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20	$11,537

Non-Cash Investing and Financing Activities:
Common stock issued for the settlement of liabilities		$47,756		$95,147
Common stock issued in connection with debt conversion	$	−		$112,397
Common stock issued for settlement of convertible debt		$30,680	$	−
Reclassification of derivative liabilities to equity		$12,600	$	−
Reclassification of equity instrument to derivative liabilities	$	−		$(112,500)
Conversion of accrued liabilities to convertible notes		$100,000	$	−
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities		$75,000		$13,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PureSafe Water Systems Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

PureSafe Water Systems, Inc. (the "Company") is a Delaware corporation engaged in the design, development, manufacturing and sales of the PureSafe ™ First Response Water System (the “FRWS”), both within and outside of the United States. The Company's corporate headquarters are located in Plainview, New York.

NOTE 2: BASIS OF PRESENTATION AND ACCOUNTING POLICIES.

Basis of Presentation

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

The operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on October 23, 2014.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent company; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

PureSafe Manufacturing and Research Corporation	Delaware	September 29, 2009	100%

The condensed consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013.

All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Inventories

Inventory consisting primarily of finished goods and raw materials is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of March 31, 2014, the inventory has been written down to its net realizable value.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets. Amortization of deferred financing cost was approximately $4,250 and $2,164 for the three months ended March 31, 2014 and 2013, respectively.

Derivative Liabilities

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for the settlement of certain convertible promissory notes into shares of common stock at a rate which was determined to be variable with no floor. The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. As a result of entering into certain convertible promissory notes, the Company is required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date because the Company could not determine it has enough authorized shares to settle the contracts. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair value of conversion options that are convertible at a variable conversion price are required to be valued using a Binomial Lattice Model. The Company determined the fair value of the conversion option using either the Black-Scholes Valuation Model or the Binomial Lattice Model to be materially the same.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Assumptions:
Risk-free interest rate	0.03-1.73%	0.36-1.24%
Expected life	.08 - 4.5 years	3- 7 years
Expected volatility	165%-167%	168%
Dividends	0.0%	0.0%

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

For the three months ended March 31, 2014 and 2013 the Company recorded stock based compensation of $0 and $571,100, respectively.

The Black-Scholes option valuation model is used to estimate the fair values of options. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the subject options or warrants. During the three months ended March 31, 2014 the Company has not granted any options or warrants.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2014 and 2013.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. The Company incurred a charge of approximately $0 and $10,452 for the three months ended March 31, 2014 and 2013, respectively.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $510,000 for the three months ended March 31, 2014. The Company has a working capital deficit of approximately $6.0 million as of March 31, 2014. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $48.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to March 31, 2014, the Company has issued approximately $115,000 of notes payable and approximately $429,000 of convertible notes payable. From April 1, 2014 until February 4, 2015, the Company issued 900,868,991 shares of common stock for the settlement of $213,920 loan principal plus $63,955 accrued interest, and fees. As of February 4, 2015 the Company has cash of approximately $1,000 available for use.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS.

The FASB and the SEC have issued certain accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 5: INVENTORIES

Inventories consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Finished Goods	$141,636	$141,636
Total	$141,636	$141,636

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the three months ended March 31, 2014 and 2013 were as follows:

	March 31,
	2014	2013
Warrants	175,999,286	148,166,128
Convertible promissory notes	502,849,869	58,547,970
Convertible preferred stock	1,545,760	1,545,760
Total	680,394,915	208,259,858

For the three months ended March 31, 2014 and 2013, 130,172,245 and 81,456,675 warrants were included in loss per share as their exercise price was determined to be nominal.

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

Liabilities measured at fair value on a recurring basis at March 31, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Embedded conversion feature	$–	$–	$395,500	$395,500
Warrant liability	$–	$–	$123,300	$123,300
Balance at March 31, 2014	$–	$–	$518,800	$518,800

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended March 31, 2014.

		Conversion
	Warrants	Feature	Total
Balance at - December 31, 2013	$92,500	$206,500	$299,000

Included in stock based compensation	–	–	–
Change in fair value of derivative liability	32,400	75,400	107,800
Included in liabilities (debt discount)	–	75,000	75,000
Included in liabilities (derivative expense)	–	49,600	49,600
Included in stockholder's equity	(1,600)	(11,000)	(12,600)
Transfers in and /or out of Level 3	–	–	–
Balance at - March 31, 2014	$123,300	$395,500	$518,800

NOTE 7: NOTES PAYABLE

(a)

From January 15, 2014 through February 23, 2014 the Company issued Promissory Notes in the aggregate principal amount of $90,000 to seven lenders. The Notes bear no interest and mature one year from the date of issuance. A UCC financing statement was filed on the system operating at the Landfill as security for the Notes. As of March 31, 2014 the outstanding principal balance on the notes was $90,000.

NOTE 8: CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)

On May 25, 2013, in conjunction with a liabilities purchase agreement with ASC Recap, LLC (“ASC Recap”), the Company issued ASC Recap a convertible promissory note in the principal amount of $25,000. The convertible note matured November 30, 2013. The convertible promissory note shall be convertible into the common stock of the Company at any time at a conversion price equal to 50% of the low closing bid price for the twenty days prior to conversion.

During the three months ended March 31, 2014, the note holder requested to convert total aggregated $25,000 principal plus fees of $375, into the Company’s common stock. The Company issued total aggregated 25,375,000 shares of common stock in connection with such conversion.

(b)

On January 31, 2014, in conjunction with a settlement agreement with Tarpon Bay Partners, LLC (“Tarpon”), the Company issued Tarpon a convertible promissory note in the principal amount of $75,000. The convertible note matures one year from the date of issuance with interest at 10% per annum. The convertible promissory note shall have no registration rights and shall be convertible into the common stock of the Company at any time at a conversion price equal to 75% of the low closing bid price for the twenty days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $75,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of March 31, 2014, the Company is reflecting liabilities of $76,229 including accrued interest of $1,229.

(c)

During the three months ended March 31, 2014 the Company issued a total of 31,054,520 shares of common stock upon requests from note holders to convert loans with principal plus accrued interest totaling $31,055 based on the terms set forth in the loans.

NOTE 9: CONVERTIBLE NOTES AND NOTES PAYABLE – OFFICERS & DIRECTOR

(a)

During March 2014, the Company’s Chief Executive Officer made a short term loan of $6,500 to the Company. This loan was intended to be repaid within 2 months. No documents were prepared nor interest accrued. During 2014 $6,300 was repaid. As of March 31, 2014 the Company is reflecting a liability of $200. The Company is not compliant with the repayment terms.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of March 31, 2014, the Company has the following litigation outstanding.

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages, as of February 2014, requested in the amount of $475,930, which have been accrued for and included in accounts payable and accrued liabilities as of March 31, 2014. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim. Currently, the Company is waiting for a judgment.

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, Levin Consulting Group, LLC (“Levin”), as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company. The warrant was originally issued contemporaneously with the issuance of a $20,000 promissory note to Levin. In June 2014 the Company entered into a settlement and has agreed to issue a convertible promissory note in the amount of $50,000 to the plaintiff. The convertible note matures on December 31, 2015 and accrues interest at 10% per annum. The holder may convert all or any portion of the outstanding principal and accrued and unpaid interest due and payable under the note into shares of the Company’s common stock at a conversion price equal to 50% of the lowest closing bid price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 9.999% of our outstanding common stock upon any conversion. If the closing bid price for the common stock on the date in which the conversion shares are deposited into the holders brokerage account and the holder may execute trades of the conversion shares (“the “Clearing Date”) then the conversion price shall be adjusted such that the discount be taken from the closing bid price on the Clearing Date. The original $20,000 note remains outstanding. As of March 31, 2014 the Company has accrued a $50,000 loss as a result of the settlement and is included in accounts payable and accrued liabilities.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of March 31, 2014 the Company has accrued a liability of $578,279 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchase outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of March 31, 2014 the Company has accrued a liability of $58,273 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

On January 31, 2014, in conjunction with the settlement agreement outlined above, the Company issued Tarpon a convertible promissory note in the principal amount of $75,000. The convertible note matures one year from the date of issuance with interest at 10% per annum. The convertible promissory note has no registration rights and shall be convertible into the common stock of the Company at any time at a conversion price equal to 75% of the low closing bid price for the twenty days prior to conversion.

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at March 31, 2014. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of March 31, 2014 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at March 31, 2014.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of March 31, 2014 the Company has accrued a liability of $6,022 related to the dispute and is included in accounts payable and accrued liabilities at March 31, 2014.

NOTE 11: STOCKHOLDERS' DEFICIENCY.

During the three months ended March 31, 2014, the Company recorded the following transactions:

Debt

During the three months ended March 31, 2014, the Company issued a total of 31,054,520 shares of common stock upon the requests from note holders to convert principal plus accrued interest and fees totaling $31,055 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001 per share.

On January 8, 2014, the Company issued 13,265,625 shares of common stock to a note lender as penalty shares for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $47,756 of interest expense during 2013 for such issuance.

On March 13, 2014, a warrant holder exercised 625,000 warrants at exercise price of $0.0025. The holder elected their cash-less exercise provision. Accordingly, the Company issued 526,315 shares of common stock in connection with such exercise.

NOTE 12: STOCK WARRANTS

The following warrants were exercised:

The three months ended March 31, 2014

75,000

The following warrants expired:

The three months ended March 31, 2014

500,000

The following tables sets forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the three months ended March 31, 2014:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2013	176,574,286	$0.02	$	−

Granted	−	−		−
Expired	(500,000)	0.135		−
Exercised	(75,000)	0.025		−
Outstanding at March 31, 2014	175,999,286	0.01		−

The following is additional information with respect to the Company's warrants as of March 31, 2014:

Number of Warrants	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Average Exercise Price	Currently Exercisable
129,078,495	$0.003-$0.0096	3.51	$0.0051	129,078,495
44,233,863	$0.0108-$0.0964	1.08	$0.0362	44,233,863
2,627,404	$0.1-$0.1884	2.91	$0.1139	2,627,404
59,524	$0.84	1.66	$0.8400	59,524
175,999,286				175,999,286

NOTE 13: SUBSEQUENT EVENTS

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

Issuance of Common Stock

From April 1, 2014 until February 6, 2015, the Company converted a total of $213,920 loan principal plus $28,790 accrued interest and fees into 713,552,145 shares of common stock.

On August 27, 2013 the Company received proceeds of $10,500 for the exercise of 1,093,750 warrants and as of December 31, 2013 the shares had not been issued and accordingly the Company recorded the liability for the share issuance. On August 19, 2014 the Company issued the warrant holder 9,545,455 shares which represented the fair value of $10,500 of the proceeds received.

On July 9, 2013 the Company received proceeds of $27,923 for the exercise of 2,389,817 warrants and as of December 31, 2013 the shares had not been issued and accordingly the Company recorded the liability for the share issuance. On August 19, 2014 the Company issued the warrant holder 27,202,727 shares which represented the fair value of $27,923 of the proceeds received.

On July 1, 2014, the Company issued 7,634,921 shares of common stock to a note lender for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $12,979 of interest expense for such issuance.

On September 15, 2014, the Company issued 7,027,778 shares of common stock to a note lender for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $4,919 of interest expense for such issuance.

On January 7, 2015, the Company issued 172,654,147 shares of common stock to a note lender for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $17,265 of interest expense for such issuance.

Issuance of Promissory Notes

On April 25, 2014 the Company issued a promissory note for $ 100,000. The note matures on April 30, 2015 with the stated interest rate at 8%.

On December 23, 2014 the Company issued a promissory note for $ 15,000. The note matures on March 31, 2015 with the stated interest rate at 8%.

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

On October 21, 2014 the Company issued a convertible promissory note for $ 50,000. The note matures on May 01, 2015 with the stated interest rate at 0% and a premium to be paid on redemption of $20,000. Upon maturity, at the election of the holder, the note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 10 trading days prior to conversion.

On October 22, 2014 the Company issued a convertible promissory note for $ 14,000. The note matures on September 30, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0004 per share. In addition, 7,000,000 warrants were issued with an exercise price of $0.00048 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

On November 10, 2014 the Company issued a convertible promissory note for $ 20,000. The note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

On November 13, 2014 the Company issued a convertible promissory note to a related party for $ 12,500. The note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

On November 17, 2014 the Company issued a convertible promissory note for $ 4,156. The note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

On November 17, 2014 the Company issued a convertible promissory note for $ 25,000. The note matures on December 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0002 per share. In addition, 25,000,000 warrants were issued with an exercise price of $0.00024 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

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

Pursuant to the terms of the Consulting Agreement, Tarpon will be compensated by the issuance to it by the Company of shares of Series H Convertible Preferred Stock. Pursuant to the terms of the Consulting Agreement, Tarpon will receive Series H Preferred Stock with a stated value of $425,000 upon the execution of the Agreement, and additional Series H Preferred Stock with a stated value of $75,000 monthly, commencing July 1, 2014 and continuing through the balance of the term. Tarpon has waived the monthly issuances of Series H Preferred Stock for the months of November and December, 2014. The execution and delivery of the Consulting Agreement was approved by the directors of the Company. Mr. Hicks did not participate in the vote on this matter.

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

Series G Preferred Stock

On June 13, 2014, the number, designation, rights, preferences and privileges of the Series G Preferred Stock were established by the Board. The designation, rights, preferences and privileges that the Board established for the Series G Preferred Stock are set forth in a Certificate of Designations that was filed with the Secretary of State of the State of Delaware on June 17, 2014. Among other things, the Certificate of Designation provides that each one share of Series G Preferred has voting rights equal to (x) (i) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the number determined by this clause (i), the “Numerator”), divided by (ii) 0.49, minus (y) the Numerator. These voting rights apply only to matters of Company capitalization (i.e. increase in authorized common stock, stock splits, etc.), and similar matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent.The Series G has a par value of $0.001 per share, no rights to dividends but provides for liquidation rights which entitle the holder to a pro-rata share of net assets. Each Series G share is convertible, at the option of the holder, into one share of Common Stock. The Company issued 51 shares of the Series G to the President.

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

If the Company misses payment of any tranche it will have 30 calendar days in which to cure such payment, after which time the Company agrees to issue additional shares of preferred stock representing 1% of the aggregate stated value of the then outstanding preferred stock held by Mr. Kochan, redeemable under similar terms. As of February 4, 2015 the Company has not made the January and February 2015 redemption payments due to Mr. Kochan.

In addition, the Company agrees to extend the maturity date of the outstanding warrant held by Mr. Kochan from its current expiration date of March 7, 2015 to March 7, 2017. The Company further agrees to issue an additional warrant to Mr. Kochan for right to exercise and purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.052 and maturity date of March 7, 2017.

Entry Into A Material Definitive Agreement

On October 24, 2014, the Company entered into an agreement in-order to satisfy outstanding liabilities of the Company due to our former Chief Financial Officer (“CFO”) and Former Director, Terry R. Lazar (“Lazar”), dating back to 2009. Mr. Lazar acted as CFO for the Company until February 15, 2014, and the Company has accrued approximately $485,000 in deferred compensation on behalf of Lazar, including accrued warrants for his services on the Company’s Board (“Deferred Comp”). In addition, Lazar has loaned approximately $225,000 to the Company in the form of loans(s) (“Loan”). Mr. Lazar and the Company have agreed to satisfy and terminate all Deferred Comp and Loan obligations of the Company due to Lazar by having the Company issue to Lazar a new series of preferred stock.

Per the terms of the agreement the Company shall issue 200 shares of preferred stock with a stated value equal to $200,000. The preferred stock shall carry an annual dividend yield of 5%, and shall be convertible into 100,000,000 shares of common stock at the option of Lazar. The Company has the option to redeem the preferred stock at any time for an amount equal to its stated value plus any accrued dividend by paying cash to Lazar subject to a conversion notice tendered by the holder within five days from receipt of a redemption notice.

Mr. Lazar on February 4, 2015, advised the Company in writing that he was rescinding the agreement. The Company believes that the agreement is a valid and binding agreement between the Company and Mr. Lazar.

Definitive Information Statement filed with SEC for Capital Increase and Reverse Stock Split

A Preliminary Information Statement was filed with the SEC on October 24, 2014, and the Definitive Information Statement on December 11, 2014, to notify the Company’s stockholders that on October 24, 2014, our stockholders approved the following amendments (the “Amendments”) to our Certificate of Incorporation: (1) a Reverse Stock Split of the Company’s common stock at a ratio of not less than one-for-one hundred and not more than one-for-five hundred as determined by our Board of Directors (the “Reverse Stock Split”), subject to the Board’s discretion to determine, without any further action by stockholders, not to proceed with a reverse stock split if it determines that a reverse stock split is no longer in the best interest of the Company and its stockholders, and (2) the authorization of an increase in the number of authorized shares of common stock from two billion (2,000,000,000) shares of common stock, par value $.001 per share, to ten billion (10,000,000,000) shares of common stock, par value $.00001 per share (the “Authorized Share Increase”). The Company currently has no commitments for the issuance of any shares of common stock or preferred stock, other than as provided for in existing agreements and instruments to which it is a party. The Company received stockholder approval for the Amendments pursuant to a written consent from the holder of all of the outstanding shares of the Company’s Series G Preferred Stock, a super voting preferred stock. The majority holder approved the Amendments by written consent in lieu of a meeting on October 24, 2014. The Amendments (which includes the Authorized Share Increase and Reverse Stock Split) will become effective when we file the Certificate of Amendment with the Secretary of State of the State of Delaware, subject to, following Board determination of the Reverse Stock Split ratio, our filing for approval of and an effective date for the Reverse Stock Split with the Financial Industry Regulatory Authority (FINRA). The Amendments will not be filed, and will not become effective, until the date that is at least 20 days after December 15, 2014, the date on which the Definitive Information Statement was first mailed or otherwise delivered to our stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Comment

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2014.

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

General

Overview and Recent Developments

We have developed a patent pending “PureSafe First Response Water System” (“PureSafe FRWS”) that is self-contained and purifies essentially any type of raw water source or decontaminates most contaminated water without prior knowledge of the contaminants, including seawater. This system is uniquely mobile, by helicopter or transported by truck. The initial PureSafe FRWS prototype was developed using advanced Israeli water treatment technology. The original prototype was capable of producing 10,000 gallons of water per day, but could not desalinate sea water, and did not have a built in generator or water bagging capability. Adhering to the original treatment train and process, we have since built a 2nd prototype (FRWS unit). The FRWS unit can produce EPA compliant drinking water at the rate of 30,000 gallons per day, to provide drinking water to 45,000 people. This system has received Gold Seal Certification from the Water Quality Association in September 2010, was re-certified in April 2011 and January 2013, a significant accomplishment. In addition, the Nassau County Department of Health independently tested the PureSafe unit’s water quality and the results exceeded all testing parameters. The FRWS-30K unit was designed to meet the output, ease of operation, mobility and water quality requirements as described in the “Operational Requirements Document” issued by the U.S Department of Homeland Security (2009) for emergency water supplies.

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

We have sold and delivered three FRWS units, one being sold to an end user in the oil and gas exploration business in Texas (delivered in Dec 2011), the second sold to the Department of Military and Veterans Affairs for the State of Alaska (delivered in the first quarter of 2012) and the third sold to the State of Vera Cruz, Mexico in the fourth quarter of 2012. All of the sold units were manufactured in our production facility.

Over the past several years we have demonstrated our FRWS system at several emergency preparedness conferences in New York and California, and numerous times at our offices in New York.

Definitive Information Statement filed with SEC for Capital Increase and Reverse Stock Split

A Preliminary Information Statement was filed with the SEC on October 24, 2014, and the Definitive Information Statement on December 11, 2014, setting forth the approval by written consent of stockholders of the following amendments (the “Amendments”) to our Certificate of Incorporation: (1) a Reverse Stock Split of the Company’s common stock at a ratio of not less than one-for-one hundred and not more than one-for-five hundred as determined by our Board of Directors (the “Reverse Stock Split”), subject to the Board’s discretion to determine, without any further action by stockholders, not to proceed with a reverse stock split if it determines that a reverse stock split is no longer in the best interest of the Company and its stockholders, and (2) the authorization of an increase in the number of authorized shares of common stock from two billion (2,000,000,000) shares of common stock, par value $.001 per share, to ten billion (10,000,000,000) shares of common stock, par value $.00001 per share (the “Authorized Share Increase”). The Company currently has no commitments for the issuance of any shares of common stock or preferred stock, other than as provided for in existing agreements and instruments to which it is a party. The Amendments will become effective when we file the Certificate of Amendment with the Secretary of State of the State of Delaware, subject to, following Board determination of the Reverse Stock Split ratio, our filing for approval of and an effective date for the Reverse Stock Split with the Financial Industry Regulatory Authority (FINRA). The Amendments will be filed, and will not become effective, until at least 20 days after December 15, 2014, the date on which the Definitive Information Statement was first mailed or otherwise delivered to our stockholders.

Plan of Operations

Our plans for the next twelve months include:

In June 2014 we retained Tarpon Bay Partners LLC (“Tarpon”), a company that is part of the Southridge LLC group, for the period from the date of the consulting agreement through March 31, 2015, as the Company’s strategic financial advisor to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of our outstanding debt and equity securities. The Agreement requires Tarpon to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of our outstanding debt and equity securities. Tarpon is a controlled company in the Southridge LLC group of companies. Stephen Hicks, President and a director of the Company, controls Southridge and is the manager of Tarpon. Pursuant to the terms of the consulting agreement, upon execution of the agreement, Tarpon received 17 shares of a newly authorized Series H Preferred Stock with a stated value of $425,000, and will receive additional shares of Series H Preferred Stock with a stated value of $75,000 monthly, continuing through the balance of the term of the consulting agreement. Tarpon received an initial issuance of 17 shares of Series H Preferred (convertible into 151,785,714 shares of common stock) on June 17, 2014, and monthly issuances on July 1, August 1, September 1 and October 1, 2014, of three shares each of Series H Preferred Stock (convertible into 53,571,429, 68,181,818, 187,500,000 and 150,000,000 shares of common stock, respectively). Tarpon has waived its rights under the consulting agreement to the November and December 2014 issuances of Series H Preferred Stock.

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

We are redirecting the sales effort so that it will no longer predominantly be directed at one sector of the economy. We will now aim to expand our product to the oil and gas sector, as well as many government and municipalities; and agricultural and industrial businesses. We are reviewing the entire approach to the product with an aim to deepen and diversify our distribution channels, lower our cost of production, improve the Company’s profit margin on sales and maintain an inventory of units for immediate sale.

No assurance can be given that any of the above items will be completed during the next twelve months or at any time in the future. Further, completion of all of such items does not guaranty that we will generate any revenue or become profitable at any time in the future.

Results of Operations for the three months ended March 31, 2014 and 2013

Revenues. We recognized $0 revenues for the three months ended March 31, 2014 and 2013, respectively.

Operating expenses for the three months ended March 31, 2014 were $194,502 compared to $957,727 for the three months ended March 31, 2013, a $763,225 or 80% decrease.

The following is an analysis of certain operating expense fluctuations between the three months ended March 31, 2014 and 2013.

Compensation and related benefits expenses, including directors’ fees for the three months ended March 31, 2014 was $96,849 compared to $599,572 for the three months ended March 31, 2013, a $502,723 or 84% decrease

Directors’ fees decreased $70,800 from $70,800 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. The Company paid no compensation to its directors during the three months ended March 31, 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $205,472 for the three months ended March 31, 2013 to $92,797 for the three months ended March 31, 2014. The decrease was a result of the following approximate decreases; officer’s salaries decreased $75,000 and office and administrative salaries decreased $37,000.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, decreased $323,300 from $323,300 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. We issued 27,000,000 shares of common stock to our employees and contractors during the three months ended March 31, 2013 and recorded $171,300 stock-based compensation for such issuance. In addition, on February 11, 2013, the Compensation Committee granted our Chief Executive Officer and Chief Financial Officer a total of 25,000,000 warrants to purchase 25,000,000 shares of common stock at an exercise price of $0.0033 per share. We recorded $152,000 of stock-based compensation during the three months ended March 31, 2013 in connection with such grant. The Company did not issue any stock based compensation to our employees and contractors during the three months ended March 31, 2014.

Research and development expenses for the three months ended March 31, 2014 were $0 compared to expenses during the three months ended March 31, 2013 of $10,452, a $10,452 or 100% decrease. In the past two years, due to cash restrictions, we have curtailed the expenses on research and development and have focused our resources on production. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the three months ended March 31, 2014 were $28,388, compared to $205,266 for the three months ended March 31, 2013, a $176,878 or 86% decrease. The main reason for the $176,878 decrease is that, during the three months ended March 31, 2013, we recorded $177,000 of stock-based consulting fees represented by 28,000,000 shares of our common stock being issued to two consultants for services we received. The Company did not issue any stock based compensation for professional, legal and consulting services during the three months ended March 31, 2014.

Marketing expenses decreased $25,000 from $25,000 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. In the past two years, due to cash restrictions, we have curtailed the expenses on marketing.

Occupancy related expenses decreased $42,081 from $57,936 for the three months ended March 31, 2013 to $15,855 for three months ended March 31, 2014. The decrease in occupancy related expenses in 2014 compared to the same period in 2013 is the result of the Company being evicted from its Dupont Street facilities during October 2013 and moving to a location with a lower monthly rental amount. In addition the company realized small decreases in many different areas, such as reductions in cleaning services and repairs and maintenance.

Other administrative and general expenses decreased $27,929 from $46,957 for the three months ended March 31, 2013 to $19,028 for the three months ended March 31, 2014. The 59% decrease is a combination of reductions of other expenses that were not included in the above discussion.

Other Income (Expenses)-net

We incurred $(315,565) in net non-operating expenses for the three months ended March 31, 2014, compared to $(433,046) for the three months ended March 31, 2013, an $117,481 or 27% decrease.

The following is a detailed analysis for such decrease:

We recorded interest income on subscriptions receivable of $4,988 during the three months ended March 31, 2013.

We received a one-time refund from an insurance company as a result of a policy premium audit. We recorded $23,538 non-recurring non-operating income in connection with such refund during the three months ended March 31, 2013.

Interest expense incurred during the three months ended March 31, 2014 and 2013 was $207,765 and $135,372, respectively, a $72,393 or 53% increase.

The following factors primarily impacted interest expense for the three months ended March 31, 2014: i) During the three months ended March 31, 2014, we incurred approximately $47,800 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes; ii) During the three months ended March 31, 2014, we incurred approximately $49,600 in interest expense as the result of the fair value, on the date of issuance, of the conversion features issued with certain debt in excess of the face value of the debt.

The following factor primarily impacted interest expense for the three months ended March 31, 2013: i) During the three months ended March 31, 2013, we incurred approximately $27,200 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes.

In addition, the change in interest expense for any period is always affected by the issuances of new debt, repayments of debt and conversions of debt.

The accretion of debt discount during the three months ended March 31, 2014 and 2013 was $87,920 and $49,763, respectively, a $38,157 or 77% increase. The main reason for the increase in the accretion of debt discount is due to the amortization of the debt discount of our loans that we entered during the second half of 2013 and first quarter of 2014.

Changes in fair value of warrants and embedded conversion options for three months ended March 31, 2014 and 2013 were $(107,800) and $(326,200), respectively.

Liquidity and Capital Resources

As of March 31, 2014, we maintained a cash balance of $12 as compared to $2,199 as of December 31, 2013.

Net cash used in operating activities during the three months ended March 31, 2014 was $92,387, compared to $379,881 used during the three months ended March 31, 2013, a $287,494 or 76% decrease. In the past two years, due to cash restrictions, we have curtailed expenses on salaries, marketing, and research and development. Currently the Company generates no revenues and relies on debt financings in-order to sustain operating activities. The Company expects cash from operations to remain negative until we start to generate adequate revenues.

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $0 and $7,458, respectively. During the three months ended March 31, 2013 we paid $7,458 for patent costs.

During the three months ended March 31, 2014 and 2013, respectively, we received $0 and $395,000 through sales of our common stock.

Funds received from officers’ and directors’ loans and convertible loans during the three months ended March 31, 2014 and 2013 were $6,500 and $16,177, respectively; cash received from issuing convertible promissory notes was $0 and $25,000, respectively; and cash received from issuing promissory notes was $92,500 and $0, respectively. During the three months ended March 31, 2014 and 2013 cash used to repay convertible notes payable was $0 and $60,961, respectively; cash used to repay officers and directors notes was $6,300 and $22,125, respectively; and cash used to repay notes payable was $2,500 and $0, respectively.

From the above activities, net cash provided by financing activities during the three months ended March 31, 2014 and 2013 was $90,200 and $353,091, respectively.

Aggregating operating, investing and financing activities from above, net cash used for the three months ended March 31, 2014 and 2013 was $2,187 and $34,248, respectively.

Going Concern

At March 31, 2014, we had a working capital deficit of approximately $6.0 million. We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $48.8 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to March 31, 2014, the Company has issued approximately $115,000 of notes payable and approximately $429,000 of convertible notes payable. From April 1, 2014 until February 4, 2015, the Company issued 900,868,991 shares of common stock for the settlement of $213,920 loan principal plus $63,955 accrued interest, and fees. As of February 4, 2015 the Company has cash of approximately $1,000 available for use.

Effects of Recent Accounting Policies

The FASB and the SEC have issued certain accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We file income tax returns in the United States (federal) and in various state and local jurisdictions. We are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of March 31, 2014.

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

Financial Reporting. There needs to be a more structured mechanism for evidence of review in the financial reporting process. The following procedures have been implemented since the beginning of 2009, (a) PFO signs and date all financial documents upon the completion of reviewing such documents, (b) all approval or permission will be evidenced by either email or in writing. No oral approval or permission is allowed, (c) General Journal is recorded only after PFO approves (in writing) such entry and (d) monthly bank reconciliations must complete within 15 days after month ends and reviewed by PFO 5 days after the completion of bank reconciliation. Due to our limited personnel and resources we are not always in compliance with these procedures.

Complex Accounting Transactions: Due to our limited resources and personnel management has concluded that, as of March 31, 2014, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our 2014 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our Principal Financial Officer resigned from the Company on February 15, 2014. Upon the resignation of our PFO the Company’s CEO took over the role of the PFO and the Company hired an outside consultant to assist management with its annual and quarterly SEC reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of March 31, 2014, the Company has the following litigation outstanding.

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages, as of February 2014, requested in the amount of $475,930, which have been accrued for and included in accounts payable and accrued liabilities as of March 31, 2014. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim. Currently, the Company is waiting for a judgment.

The Company on April 4, 2013, was served with a summons and complaint, filed with the Supreme Court of the State of New York, County of New York, Levin Consulting Group, LLC (“Levin”), as plaintiff, where the plaintiff is claiming that additional shares of the Company’s Common Stock are issuable by the Company to plaintiff in connection with the exercise by plaintiff of a common stock purchase warrant issued by the Company. The warrant was originally issued contemporaneously with the issuance of a $20,000 promissory note to Levin. In June 2014 the Company entered into a settlement and has agreed to issue a convertible promissory note in the amount of $50,000 to the plaintiff. The convertible note matures on December 31, 2015 and accrues interest at 10% per annum. The holder may convert all or any portion of the outstanding principal and accrued and unpaid interest due and payable under the note into shares of the Company’s common stock at a conversion price equal to 50% of the lowest closing bid price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 9.999% of our outstanding common stock upon any conversion. If the closing bid price for the common stock on the date in which the conversion shares are deposited into the holders brokerage account and the holder may execute trades of the conversion shares (“the “Clearing Date”) then the conversion price shall be adjusted such that the discount be taken from the closing bid price on the Clearing Date. The original $20,000 note remains outstanding. As of March 31, 2014 the Company has accrued a $50,000 loss as a result of the settlement and is included in accounts payable and accrued liabilities.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of March 31, 2014 the Company has accrued a liability of $578,279 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchase outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of March 31, 2014 the Company has accrued a liability of $58,273 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

On January 31, 2014, in conjunction with the settlement agreement outlined above, the Company issued Tarpon a convertible promissory note in the principal amount of $75,000. The convertible note matures one year from the date of issuance with interest at 10% per annum. The convertible promissory note has no registration rights and shall be convertible into the common stock of the Company at any time at a conversion price equal to 75% of the low closing bid price for the twenty days prior to conversion.

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc, (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at March 31, 2014. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of March 31, 2014 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at March 31, 2014.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of March 31, 2014 the Company has accrued a liability of $6,022 related to the dispute and is included in accounts payable and accrued liabilities at March 31, 2014.

ITEM 1A. RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended March 31, 2014.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
January 8, 2014	13,265,625 reset shares of common stock issued to ASC Recap on conversion of convertible Note.	ASC Recap	NA	$47,756/NA
March 6, 2014	25,375,000 shares common stock issued to ASC Recap on conversion of principal and accrued interest on convertible note.	ASC Recap	NA	$25,375/NA
March 13, 2013

6,205,835 shares of common stock issued to private investor, of which 5,679,520 shares of common stock were issued on conversion of principal and accrued interest on convertible note, and 526,315 shares were issued upon exercise of cashless warrant.

		Private investor	NA	$5,679/NA

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

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

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

Dated: February 6, 2015

By:

/s/ Leslie J. Kessler

Leslie J. Kessler

Chief Executive Officer and Principal Financial Officer