Form 10-Q
period 2014-06-30
PureSafe Water Systems, Inc.
filed 2015-03-04
CIK 764839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 2, 2015, 2,090,882,330 shares of the common stock of the registrant were issued and outstanding.

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

The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets

Current Assets
Cash	$33,849	$2,199
Inventories	141,636	141,636
Prepaid expenses and other current assets	2,657	35,437
Total Current Assets	178,142	179,272

Property and equipment, net of accumulated depreciation of $179,290 and $179,290, respectively	-	-
Patents and trademarks, net of accumulated amortization of $50,972 and $47,919, respectively	56,370	59,422
Other assets	25,721	33,500
Total Assets	$260,233	$272,194

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$970,549	$1,209,319
Accrued compensation	1,356,132	1,267,382
Accrued consulting and director fees	144,000	144,000
Notes payable to officer and director (including accrued interest of $220,654 and $193,703, respectively)	854,205	827,254
Convertible promissory notes (including accrued interest of $241,186 and $154,528 and net of debt discount of $257,975 and $210,781, respectively)	1,488,283	1,238,838
Promissory notes payable (including accrued interest of $255,651 and $240,807 respectively)	797,997	593,153
Fair value of detachable warrants and conversion option	781,500	299,000
Accrued dividends payable	190,328	190,328
Common stock to be issued	38,423	38,423

Total Current Liabilities	6,621,417	5,807,697

Total Liabilities	6,621,417	5,807,697

Commitments and Contingencies
	-	-
Stockholders' Deficiency:
Preferred stock par value $0.00001 par value; 10,000,000 shares authorized; 184,212 and 184,144 shares issued and outstanding (liquidation preference $3,504,651 and $3,025,450, as of June 30, 2014 and December 31, 2013, respectively)	2	2
Common stock par value $0.00001: 10,000,000,000 shares authorized; 1,050,912,964 shares issued and 1,050,908,564 shares outstanding at June 30, 2014; 934,171,800 shares issued and 934,167,400 shares outstanding at December 31, 2013	10,508	9,342
Additional paid in capital	43,436,638	42,729,424
Treasury stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Accumulated deficit	(49,802,564)	(48,268,503)

Total Stockholders' Deficiency	(6,361,184)	(5,535,503)

Total Liabilities and Stockholders' Deficiency	$260,233	$272,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating expenses:
Compensation and related benefits, including stock-based compensation of $2,810 and $27,600 for the three months and $2,810 and $421,700 for the six months ended June 30, 2014 and 2013, respectively	77,275	208,469	174,124	808,041
Insurance and medical benefits	9,136	21,206	43,518	33,750
Research and development	676	36,230	676	46,682
Professional, legal and consulting fees, including stock-based compensation of $425,000 and $80,000 for the three months and $425,000 and $257,000 for the six months ended June 30, 2014 and 2013, respectively	498,479	73,752	526,867	279,018
Marketing	198	835	198	25,835
Occupancy	9,665	63,796	25,520	121,733
(Gain) on sale of fixed assets	-	(7,286)	-	(7,286)
Other administrative and general	27,625	57,752	46,653	104,709
Total operating expenses	623,054	454,754	817,556	1,412,482

Loss from operations	(623,054)	(454,754)	(817,556)	(1,412,482)

Other income (expense):
Interest income	-	5,044	-	10,032
Other income	-	-	-	23,538
Interest expense, including interest to related parties of $15,447 and $17,394 for the three months and $30,077 and $35,166 for the six months ended June 30, 2014 and 2013, respectively	(250,140)	(91,047)	(457,905)	(226,419)
Change in fair value of derivative liabilities	(150,800)	(223,900)	(258,600)	(550,100)
Total Other Income (Expense)	(400,940)	(309,903)	(716,505)	(742,949)

Net Loss	(1,023,994)	(764,657)	(1,534,061)	(2,155,431)

Dividend on preferred stock	(27,075)	(27,075)	(54,150)	(54,150)

Net Loss Attributable to Common Stockholders	$(1,051,069)	$(791,732)	$(1,588,211)	$(2,209,581)

Net Loss Attributable to Common Stockholders
Per Share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,124,200,104	937,789,650	1,104,569,253	837,618,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders' Deficiency
For the Six Months Ended June 30, 2014
(unaudited)

					Additional	Treasury		Total
	Preferred stock		Common stock		Paid-In	Stock at	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Cost	Deficit	Deficiency

Balance, December 31, 2013	184,144	$2	934,171,800	$9,342	$42,729,424	$(5,768)	$(48,268,503)	$(5,535,503)

Common stock issued for cashless warrant exercise	-	-	526,315	5	(5)	-	-	-

Common stock issued for settlement of convertible debt	-	-	102,949,224	1,029	103,685	-	-	104,714

Common stock issued for penalty shares	-	-	13,265,625	132	47,624	-	-	47,756

Reclassification of derivative liability	-	-	-	-	128,100	-	-	128,100

Preferred stock issued for services	68	-	-	-	427,810	-	-	427,810

Net loss	-	-	-	-	-	-	(1,534,061)	(1,534,061)

Balance, June 30, 2014	184,212	$2	1,050,912,964	$10,508	$43,436,638	$(5,768)	$(49,802,564)	$(6,361,184)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013

Cash Flows From Operating Activities:
Net loss	$(1,534,061)	$(2,155,431)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	11,295
Amortization of patents and trademarks	3,052	3,052
Gain on sale of fixed assets	-	(7,286)
Interest expense - amortization of deferred financing	7,779	5,041
Interest expense - penalty interest	-	10,199
Professional fees - note conversions	1,024	-
Stock based compensation	427,810	678,700
Interest receivable	-	(10,032)
Accretion of debt discount	195,006	75,744
Interest expense - derivative liabilities	109,800	-
Change in fair value of warrants and embedded conversion option	258,600	550,100
Changes in assets and liabilities:
Prepaid expenses and other current assets	32,780	(22,829)
Inventories	-	129,482
Customer deposits	-	(149,588)
Accounts payable, accrued expenses, accrued interest, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	187,360	209,960
Net Cash Used in Operating Activities	(310,850)	(671,593)

Cash Flows From Investing Activities:
Patent costs	-	(7,458)
Proceeds from sale of property and equipment	-	20,000
Net Cash Provided by Investing Activities	-	12,542

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	-	570,800
Cash proceeds from the exercise of warrants, common stock to be issued	-	19,532
Cash proceeds from convertible promissory notes	152,500	90,000
Repayment of convertible notes payable	-	(32,500)
Cash proceeds from promissory notes, officers and directors	11,300	16,177
Repayment of officers and directors loans	(11,300)	(52,125)
Cash proceeds from notes payable	196,800	-
Repayment of notes payable	(6,800)	(8,500)
Net Cash Provided by Financing Activities	342,500	603,384

Net increase (decrease) in cash	31,650	(55,667)

Cash at beginning of period	2,199	63,571

Cash at end of the period	$33,849	$7,904

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$412	$11,699

Non-Cash Investing and Financing Activities:
Common stock issued for the settlement of liabilities	$47,756	$125,463
Common stock issued in connection with debt conversion	$-	$160,677
Common stock issued for settlement of convertible debt	$103,690	$-
Reclassification of derivative liabilities to equity	$128,100	$-
Reclassification of equity instrument to derivative liabilities	$-	$(108,700)
Conversion of accrued liabilities to convertible notes	$150,000	$-
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$242,200	$13,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

The operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on October 23, 2014.

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

The condensed consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013.

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

Inventories

Inventory consisting primarily of finished goods and raw materials is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of June 30, 2014, the inventory has been written down to its net realizable value.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets. Amortization of deferred financing cost was approximately $3,529 and $2,877 and $7,779 and $5,041 for the three and six months ended June 30, 2014 and 2013, respectively.

Derivative Liabilities

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for the settlement of certain convertible promissory notes into shares of common stock at a rate which was determined to be variable with no floor. The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants, if applicable, at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. As a result of entering into certain convertible promissory notes, the Company is required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date because the Company could not determine it has enough authorized shares to settle the contracts. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

	For the Six Months Ended
	June 30,
	2014	2013
Assumptions:
Risk-free interest rate	0.02-1.73%	0.36-1.96%
Expected life	.01 - 5 years	3 years
Expected volatility	165%-171%	125%-175%
Dividends	0.0%	0.0%

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

For the three and six months ended June 30, 2014 and 2013 the Company recorded stock based compensation of $427,810 and $107,600 and $427,810 and $678,700, respectively.

The Black-Scholes option valuation model is used to estimate the fair values of options. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the subject options or warrants. During the six months ended June 30, 2014 the Company has not granted any options or warrants.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2014 and 2013.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. The Company incurred a charge of approximately $676 and $36,230 and $676 and $46,682 for the three and six months ended June 30, 2014 and 2013, respectively.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $1,500,000 for the six months ended June 30, 2014. The Company has a working capital deficit of approximately $6.5 million as of June 30, 2014. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $50.0 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to June 30, 2014, the Company has issued approximately $15,000 of notes payable and approximately $373,000 of convertible notes payable. From July 1, 2014 until March 4, 2015, the Company issued 767,447,441 shares of common stock for the settlement of $156,800 loan principal plus $18,540 accrued interest, and fees. As of March 4, 2015 the Company has cash of approximately $1,000 available for use.

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

NOTE 5: RELATED PARTIES.

Related parties of the Company consist of the following individuals/entities:

Related Parties	Relationship

Southridge LLC (“Southridge”)	An entity of which the President and member of the board of directors of the Company is the Chief Executive Officer.
Southridge Partners II LP (“Southridge II”)

An entity of which the President and member of the board of directors of the Company is the Manager of the general partner of Southridge II. Southridge II is a controlled company in the Southridge LLC group of companies.

Tarpon Bay Partners, LLC (“Tarpon”)	An entity of which the President and member of the board of directors of the Company is the Manager. Tarpon is a controlled company in the Southridge LLC group of companies.
ASC Recap LLC (“ASC Recap”)	An entity of which the President and member of the board of directors of the Company is the Manager. ASC Recap is a controlled company in the Southridge LLC group of companies.

NOTE 6: INVENTORIES

Inventories consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Finished Goods	$141,636	$141,636
Total	$141,636	$141,636

NOTE 7: NET LOSS PER SHARE OF COMMON STOCK.

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the six months ended June 30, 2014 and 2013 were as follows:

	June 30,
	2014	2013
Warrants	175,972,804	155,056,588
Convertible promissory notes	1,227,701,183	35,144,346
Convertible preferred stock	153,331,474	1,545,760
Total	1,557,005,461	191,746,694

For the three and six months ended June 30, 2014 and 2013, 131,444,657 and 107,873,762 and 130,811,966 and 94,573,371 warrants, respectively were included in loss per share as their exercise price was determined to be nominal.

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

Liabilities measured at fair value on a recurring basis at June 30, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Embedded conversion feature	$–	$–	$709,500	$709,500
Warrant liability	$–	$–	$72,000	$72,000
Balance at June 30, 2014	$–	$–	$781,500	$781,500

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended June 30, 2014.

		Conversion
	Warrants	Feature	Total
Balance at - December 31, 2013	$92,500	$206,500	$299,000

Included in stock based compensation	–	–	–
Change in fair value of derivative liability	(37,600)	296,200	258,600
Included in liabilities (debt discount)	18,700	223,500	242,200
Included in liabilities (derivative expense)	–	109,800	109,800
Included in stockholder's equity	(1,600)	(126,500)	(128,100)
Transfers in and /or out of Level 3	–	–	–
Balance at - June 30, 2014	$72,000	$709,500	$781,500

NOTE 8: NOTES PAYABLE

(a)

From January 15, 2014 through February 23, 2014 the Company issued Promissory Notes in the aggregate principal amount of $90,000 to seven lenders. The Notes bear no interest and mature one year from the date of issuance. A UCC financing statement was filed on the system operating at the Landfill as security for the Notes. As of June 30, 2014 the outstanding principal balance on the notes was $90,000. As of February 23, 2015, the Company is not compliant with the repayment terms of the notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

(b)

On April 25, 2014 the Company issued a promissory note for $ 100,000. The note matures on April 30, 2015 with the stated interest rate at 8%. As of June 30, 2014, outstanding principal and accrued interest on the note was $100,000 and $1,447, respectively.

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

(a)

On May 25, 2013, in conjunction with a liabilities purchase agreement with ASC Recap, a related party, the Company issued ASC Recap a convertible promissory note in the principal amount of $25,000. The convertible note matured November 30, 2013. The convertible promissory note shall be convertible into the common stock of the Company at any time at a conversion price equal to 50% of the low closing bid price for the twenty days prior to conversion.

During the six months ended June 30, 2014, the note holder requested to convert total aggregated $25,000 principal plus fees of $375, into the Company’s common stock. The Company issued total aggregated 25,375,000 shares of common stock in connection with such conversion.

(b)

On January 31, 2014, in conjunction with a settlement agreement with Tarpon, a related party, the Company issued Tarpon a convertible promissory note in the principal amount of $75,000. The convertible note matures one year from the date of issuance with interest at 10% per annum. The convertible promissory note shall have no registration rights and shall be convertible into the common stock of the Company at any time at a conversion price equal to 75% of the low closing bid price for the twenty days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. As of January 31, 2015, the Company is not compliant with the repayment terms of the notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

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

As of June 30, 2014, outstanding principal and accrued interest on the note was $75,000 and $3,125, respectively.

(c)

On April 4, 2014 the Company issued a convertible promissory note in the principal amount of $50,000 to Tarpon, a related party. The convertible note matures one year from the date of issuance with the stated interest rate at 0%. The note is convertible into the Company’s common stock at a 40% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $50,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of June 30, 2014, outstanding principal and accrued interest on the note was $50,000 and $0, respectively.

(d)

On April 21, 2014 the Company issued a convertible promissory note in the principal amount of $2,500 to ASC Recap, a related party. The convertible note matures April 30, 2015 with the stated interest rate at 0%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $2,500. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of June 30, 2014, outstanding principal and accrued interest on the note was $2,500 and $0, respectively.

(e)

On June 17, 2014, in conjunction with a settlement agreement with Levin Consulting Group, LLC (“Levin”), the Company issued Levin a convertible promissory note in the principal amount of $50,000. The convertible note matures on December 31, 2015 and accrues interest at 10% per annum. The holder may convert all or any portion of the outstanding principal and accrued and unpaid interest due and payable under the note into shares of the Company’s common stock at a conversion price equal to 50% of the lowest closing bid price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 9.999% of our outstanding common stock upon any conversion. If the closing bid price for the common stock on the date in which the conversion shares are deposited into the holders brokerage account and the holder may execute trades of the conversion shares (“the “Clearing Date”) then the conversion price shall be adjusted such that the discount be taken from the closing bid price on the Clearing Date.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $50,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of June 30, 2014, outstanding principal and accrued interest on the note was $50,000 and $0, respectively.

(f)

On June 19, 2014 the Company issued a convertible promissory note in the principal amount of $100,000. The convertible note matures on December 31, 2014 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0019 per share. In addition, 10,526,316 warrants were issued with an exercise price of $0.00228 per share. The warrants are fully vested and have a life of 5 years from date of issuance. As of December 31, 2014, the Company is not compliant with the repayment terms of the notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $64,700. The debt discount relates to fair value of the embedded conversion option and fair value of the warrants. The debt discount is charged to interest expense ratably over the term of the convertible note.

As of June 30, 2014, outstanding principal and accrued interest on the note was $100,000 and $306, respectively.

(g)

During the six months ended June 30, 2014, the Company issued a total of 102,949,224 shares of common stock upon the requests from note holders to convert principal plus accrued interest and fees totaling $104,714 into the Company’s common stock based on the terms set forth in the loans. The conversion rates ranged from $.0009 - $0.00132 per share.

NOTE 10: CONVERTIBLE NOTES AND NOTES PAYABLE – OFFICERS & DIRECTOR

(a)

During March 2014 and April 2014, the Company’s Chief Executive Officer made a short term loan of $6,500 and $4,800 to the Company. This loan was intended to be repaid within 2 months. No documents were prepared nor interest accrued. As of June 30, 2014 the loan has been paid in full.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

35 East Mall

In June 2014 the Company entered into an operating lease for its Plainview N.Y. office facility for a period of six months starting in July 2014. The Company will pay monthly rental payments of $1,050. The lease may be renewed in six month increments, with forty-five days’ notice and is subject to a 5% increase per annum.

Consulting Agreement

On June 13, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Tarpon, a related party, for the period from the date of the agreement through March 31, 2015. The agreement requires Tarpon to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of its outstanding debt and equity securities.

Pursuant to the terms of the Consulting Agreement, Tarpon will be compensated by the issuance to it by the Company of shares of Series H Convertible Preferred Stock. Pursuant to the terms of the Consulting Agreement, Tarpon will receive Series H Preferred Stock with a stated value of $425,000 upon the execution of the Agreement, and additional Series H Preferred Stock with a stated value of $75,000 monthly, commencing July 1, 2014 and continuing through the balance of the term. Tarpon has waived its rights under the consulting agreement to the November and December 2014, and the January and February 2015, issuances of Series H Preferred Stock. The execution and delivery of the Consulting Agreement was approved by the directors of the Company. The Company’s President did not participate in the vote on this matter.

Equity Purchase Agreement

On June 13, 2014, the Company entered into an Equity Purchase Agreement with an accredited investor. The terms of the Equity Purchase Agreement provide that the Investor agrees, subject to put notices from the Company, to purchase up to $5,000,000 in Common Stock during the 24 months following the execution of the Agreement, subject to certain conditions and limitations. For each closing, the purchase price of the Common Stock will be 90% of the average of the three lowest Closing Bid Prices during the 10 trading days following the relevant Clearing Date (as defined in the Equity Purchase Agreement). In connection therewith, the Company also entered into a Registration Rights Agreement with the investor, pursuant to which the Company is required to file a Registration Statement with the Securities and Exchange Commission for the expected number of shares to be issued under the Equity Purchase Agreement within 120 days of the date of the Registration Rights Agreement. The Investor also provided the Company with a one year loan of $100,000; the obligation to repay this loan is represented by a Promissory Note issued by the Company to the Investor. As of March 4, 2015, no shares have been purchased under the Equity Purchase Agreement and the Company has not filed a registration statement.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of June 30, 2014, the Company has the following litigation outstanding.

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages, as of February 2014, requested in the amount of $475,930, which have been accrued for and included in accounts payable and accrued liabilities as of June 30, 2014. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim. Currently, the Company is waiting for a judgment.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of June 30, 2014 the Company has accrued a liability of $602,909 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of June 30, 2014 the Company has accrued a liability of $59,071 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

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

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at June 30, 2014. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of June 30, 2014 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at June 30, 2014.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of June 30, 2014 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities at June 30, 2014.

NOTE 12: STOCKHOLDERS' DEFICIENCY.

Amendment to Articles of Incorporation

On February 26, 2015, the Company filed with the Secretary of State of the State of Delaware an amendment to its Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 2,000,000,000 shares of common stock, par value $.001 per share, to 10,000,000,000 shares of common stock, par value $0.00001 per share. In addition the par value per share of the Company’s preferred stock decreased to $0.00001 per share as a result of the amendment.

The equity of the Company has been retroactively recast to reflect the decrease in the par value per share of the preferred and common shares and the increase in number of authorized common shares per the amendment.

During the six months ended June 30, 2014, the Company recorded the following transactions:

Debt

During the six months ended June 30, 2014, the Company issued a total of 102,949,224 shares of common stock upon the requests from note holders to convert principal plus accrued interest and fees totaling $104,714 into the Company’s common stock based on the terms set forth in the loans. The conversion rates ranged from $.0009 - $0.00132 per share.

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

Preferred stock

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

Series G Convertible Preferred Stock

On June 13, 2014, the number, designation, rights, preferences and privileges of the Series G Convertible Preferred Stock (“Series G Preferred Stock”) were established by the Board. The designation, rights, preferences and privileges that the Board established for the Series G Preferred Stock are set forth in a Certificate of Designations that was filed with the Secretary of State of the State of Delaware on June 17, 2014. Among other things, the Certificate of Designation provides that each one share of Series G Preferred has voting rights equal to (x) (i) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the number determined by this clause (i), the “Numerator”), divided by (ii) 0.49, minus (y) the Numerator. These voting rights apply only to matters of Company capitalization (i.e. increase in authorized common stock, stock splits, etc.), and similar matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent. The Series G has a par value of $0.00001 per share and a stated value of $1.00 per share, no rights to dividends but provides for liquidation rights which entitle the holder to a pro-rata share of net assets. Each Series G share is convertible, at the option of the holder, into one share of Common Stock. The Company issued all of the 51 authorized shares of the Series G Preferred Stock to the President for a purchase price of $1 per share. The Company estimated the fair value of the 51 shares of Series G Preferred Stock issued to be $2,861 on the date of issuance and the excess of the estimated fair value over the purchase price was recorded to compensation expense on the date of issuance.

As a result of the voting rights granted to the Series G Preferred Stock in the Certificate of Designations, the Series G Stockholder holds in the aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company. Pursuant to the terms of the Board resolution authorizing the issuance of the Series G Preferred Stock, and authorizing the issuance of the shares to the Company President, the Company has the right to redeem said Preferred Stock of the Company upon his resignation or the termination of his services as President of the Company.

Series H Convertible Preferred Stock

On June 13, 2014, the number, designation, rights, preferences and privileges of the Series H Convertible Preferred Stock (“Series H Preferred Stock”) were established by the Board. The designation, rights, preferences and privileges that the Board established for the Series H Preferred Stock are set forth in a Certificate of Designations that was filed with the Secretary of State of the State of Delaware on June 17, 2014.

The Certificate of Designations for the Series H Preferred Stock provides for the issuance of up to 1,000 shares of Series H stock with a par value of $0.00001 per share and a stated value of $25,000 per share. As long as any shares of Series H Preferred Stock remain outstanding, the Company cannot, without the consent of the holders of at least 90% of the Series H Preferred Stock, redeem, repurchase or otherwise acquire any junior securities, or pay or make any distribution upon any junior securities as defined therein.

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

On June 15, 2014, the Company issued 17 shares of Series H Preferred Stock to Tarpon, a related party, as compensation per the terms of a consulting agreement entered into with Tarpon on June 13, 2014. The Company estimated the fair value of the 17 shares of Series H Preferred Stock issued to be $425,000 on the date of issuance and was recorded to consulting expense on the date of issuance.

NOTE 13: STOCK WARRANTS

The following warrants were granted:

The six months ended June 30, 2014 - 10,526,316

The following warrants were exercised:

The six months ended June 30, 2014 - 75,000

The following warrants expired:

The six months ended June 30, 2014 - 11,052,798

The following tables set forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the six months ended June 30, 2014:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2013	176,574,286	$0.02	$-

Granted	10,526,316	0.00228	-
Expired	(11,052,798)	0.046	-
Exercised	(75,000)	0.025	-
Outstanding at June 30, 2014	175,972,804	0.01	-

The following is additional information with respect to the Company's warrants as of June 30, 2014:

Number of Warrants	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Average Exercise Price	Currently Exercisable
139,604,811	$0.00228-$0.0096	3.32	$0.0049	139,604,811
33,733,863	$0.0108-$0.0964	1.21	$0.0347	33,733,863
2,574,606	$0.1-$0.1884	2.71	$0.1139	2,574,606
59,524	$0.84	1.41	$0.8400	59,524
175,972,804				175,972,804

NOTE 14: OFFICERS AND DIRECTORS

Terry R. Lazar, Chief Financial Officer of the Company and a Director, resigned on February 14, 2014 for personal reasons as Chief Financial Officer and from the Company’s Board of Directors.

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

On April 2, 2014, the Company Board of Directors elected Mr. Gilbert Steedley to the Board to fill a vacancy on the Board. Mr. Steedley is currently interim Chief Executive Officer and Director of Accelpath, New York, N.Y. Compensation is as indicated above for Mr. Steedley.

On April 2, 2014, the Company elected Henry Sargent as Vice President and Secretary of the Company. Mr. Sargent is Chief Operating Officer and General Counsel of Southridge.

NOTE 15: SUBSEQUENT EVENTS

Issuance of Common Stock

From July 1, 2014 until March 4, 2015, the Company converted a total of $156,800 loan principal plus $18,540 accrued interest and fees into 767,447,441 shares of common stock.

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

On January 9, 2015, the Company issued 48,456,897 shares of common stock to a note lender for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $4,846 of interest expense for such issuance.

Issuance of Promissory Notes

On December 23, 2014 the Company issued a promissory note for $ 15,000 to Southridge II, a related party. The note matures on March 31, 2015 with the stated interest rate at 8%.

Issuance of Series H Preferred Stock

From July 1, 2014 Through October 1, 2014, the Company issued 12 shares of Series H Preferred Stock with a stated value of $300,000 to Tarpon, a related party, as compensation per the terms of a consulting agreement entered into with Tarpon on June 13, 2014.

Issuance of Convertible Promissory Notes

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

On November 10, 2014 the Company issued a convertible promissory note for $ 20,000 to Southridge II, a related party. The note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

On November 13, 2014 the Company issued a convertible promissory note to a related party for $ 12,500 to Southridge II, a related party. The note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

On November 17, 2014 the Company issued a convertible promissory note for $ 4,156 to Tarpon, a related party. The note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

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

On January 15, 2015 the Company issued a convertible promissory note for $ 10,500 to Tarpon, a related party. The note matures on January 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

On February 3, 2015 the Company issued a convertible promissory note for $ 50,000. The note matures on August 31, 2015 with the stated interest rate at 8%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

On February 11, 2015 the Company issued a convertible promissory note for $ 11,000 to Tarpon, a related party. The note matures on January 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

On February 23, 2015 the Company issued a convertible promissory note for $ 25,000 to Tarpon, a related party. The note matures on February 29, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

Entry Into A Material Definitive Agreement

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

If the Company misses payment of any tranche it will have 30 calendar days in which to cure such payment, after which time the Company agrees to issue additional shares of preferred stock representing 1% of the aggregate stated value of the then outstanding preferred stock held by Mr. Kochan, redeemable under similar terms. As of March 4, 2015 the Company has not made the January, February and March 2015 redemption payments due to Mr. Kochan.

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

Definitive Information Statement filed with SEC for Capital Increase and Reverse Stock Split

A Preliminary Information Statement was filed with the SEC on October 24, 2014, and the Definitive Information Statement on December 11, 2014, to notify the Company’s stockholders that on October 24, 2014, our stockholders approved the following amendments (the “Amendments”) to our Certificate of Incorporation: (1) a Reverse Stock Split of the Company’s common stock at a ratio of not less than one-for-one hundred and not more than one-for-five hundred as determined by our Board of Directors (the “Reverse Stock Split”), subject to the Board’s discretion to determine, without any further action by stockholders, not to proceed with a reverse stock split if it determines that a reverse stock split is no longer in the best interest of the Company and its stockholders, and (2) the authorization of an increase in the number of authorized shares of common stock from two billion (2,000,000,000) shares of common stock, par value $.001 per share, to ten billion (10,000,000,000) shares of common stock, par value $.00001 per share. The Amendment increasing our authorized common stock to 10,000,000,000 shares has become effective with the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware.  Following Board determination of the Reverse Stock Split ratio, the Company plans to file for approval of and an effective date for the Reverse Stock Split with the Financial Industry Regulatory Authority.

Entry Into A Material Definitive Agreement

On February 6, 2015, the Company entered into an agreement in-order to satisfy outstanding liabilities of the Company due to our Chief Executive Officer (“CEO”), Leslie Kessler (“Kessler”), dating back to 2007. Ms. Kessler acts as CEO for the Company, and the Company has accrued approximately $874,000 in deferred compensation on behalf of Kessler, including accrued warrants for her services on the Company’s Board (“Deferred Comp”). In addition, Kessler has loaned approximately $168,000 to the Company in the form of loans(s) (“Loan”). Ms. Kessler and the Company have agreed to satisfy and terminate all Deferred Comp and Loan obligations of the Company due to Kessler, apart from a $17,500 loan to the Company which shall remain outstanding to Kessler, by having the Company issue to Kessler a new series of preferred stock.

Per the terms of the agreement the Company shall issue 325 shares of preferred stock with a stated value equal to $325,000. The preferred stock shall carry an annual dividend yield of 5%, and shall be convertible into 650,000,000 shares of common stock at the option of Kessler. The Company has the option to redeem the preferred stock at any time for an amount equal to its stated value plus any accrued dividend by paying cash to Kessler subject to a conversion notice tendered by the holder within five days from receipt of a redemption notice.

In addition, during 2015 Kessler shall receive monthly compensation of $10,000 in cash, $5,000 in stated value of Series H Preferred Stock and be eligible to receive cash and equity bonus compensation from revenue received from sales generated by her.

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

Definitive Information Statement filed with SEC for Capital Increase and Reverse Stock Split

A Preliminary Information Statement was filed with the SEC on October 24, 2014, and the Definitive Information Statement on December 11, 2014, setting forth the approval by written consent of stockholders of the following amendments (the “Amendments”) to our Certificate of Incorporation: (1) a Reverse Stock Split of the Company’s common stock at a ratio of not less than one-for-one hundred and not more than one-for-five hundred as determined by our Board of Directors (the “Reverse Stock Split”), subject to the Board’s discretion to determine, without any further action by stockholders, not to proceed with a reverse stock split if it determines that a reverse stock split is no longer in the best interest of the Company and its stockholders, and (2) the authorization of an increase in the number of authorized shares of common stock from two billion (2,000,000,000) shares of common stock, par value $.001 per share, to ten billion (10,000,000,000) shares of common stock, par value $.00001 per share. The Amendment increasing our authorized common stock to 10,000,000,000 shares has become effective with the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware.  Following Board determination of the Reverse Stock Split ratio, we plan to file for approval of and an effective date for the Reverse Stock Split with the Financial Industry Regulatory Authority.

Plan of Operations

Our plans for the next twelve months include:

In June 2014 we retained Tarpon Bay Partners LLC (“Tarpon”), a company that is part of the Southridge LLC group, for the period from the date of the consulting agreement through March 31, 2015, as the Company’s strategic financial advisor to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of our outstanding debt and equity securities. The Agreement requires Tarpon to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of our outstanding debt and equity securities. Tarpon is a controlled company in the Southridge LLC group of companies. Stephen Hicks, President and a director of the Company, controls Southridge and is the manager of Tarpon. Pursuant to the terms of the consulting agreement, upon execution of the agreement, Tarpon received 17 shares of a newly authorized Series H Preferred Stock with a stated value of $425,000, and will receive additional shares of Series H Preferred Stock with a stated value of $75,000 monthly, continuing through the balance of the term of the consulting agreement. Tarpon received an initial issuance of 17 shares of Series H Preferred (convertible into 151,785,714 shares of common stock) on June 17, 2014, and monthly issuances on July 1, August 1, September 1 and October 1, 2014, of three shares each of Series H Preferred Stock (convertible into 53,571,429, 68,181,818, 187,500,000 and 150,000,000 shares of common stock, respectively). Tarpon has waived its rights under the consulting agreement to the November and December 2014, and the January and February 2015, issuances of Series H Preferred Stock.

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

Results of Operations for the three months ended June 30, 2014 and 2013

Revenues. We recognized $0 revenues for the three months ended June 30, 2014 and 2013, respectively.

Operating expenses for the three months ended June 30, 2014 were $623,054 compared to $454,754 for the three months ended June 30, 2013, a $168,300 or 37% increase.

The following is an analysis of certain operating expense fluctuations between the three months ended June 30, 2014 and 2013.

Compensation and related benefits expenses, including directors’ fees for the three months ended June 30, 2014 was $77,275 compared to $208,469 for the three months ended June 30, 2013, a $131,194 or 63% decrease.

Directors’ fees decreased $27,600 from $27,600 for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014. The Company paid no compensation to its directors during the three months ended June 30, 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $180,869 for the three months ended June 30, 2013 to $74,465 for the three months ended June 30, 2014. The decrease was a result of the following approximate decreases; officer’s salaries decreased $94,000 and office and administrative salaries decreased $12,000.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, increased $2,810 from $0 for the three months ended June 30, 2013 to $2,810 for the three months ended June 30, 2014. We issued 51 shares of series G preferred stock to the Company President during the three months ended June 30, 2014 and recorded $2,810 stock-based compensation for such issuance. The Company did not issue any stock based compensation to our employees and contractors during the three months ended June 30, 2014.

Research and development expenses for the three months ended June 30, 2014 were $676 compared to expenses during the three months ended June 30, 2013 of $36,230, a $35,554 or 98% decrease. In the past two years, due to cash restrictions, we have curtailed the expenses on research and development and have focused our resources on production. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the three months ended June 30, 2014 were $498,479, compared to $73,752 for the three months ended June 30, 2013, a $424,727 or 576% increase. The main reason for the $424,727 increase is that, during the three months ended June 30, 2014, we recorded $425,000 of stock-based consulting fees represented by 17 shares of our series H preferred stock being issued to Tarpon, a related party, for services we received. During the three months ended June 30, 2013 the Company issued 21,509,222 shares of common stock to an investment banker for the services we received. We recorded $80,000 as consultant fees in connection with such issuance.

Marketing expenses decreased $637 from $835 for the three months ended June 30, 2013 to $198 for the three months ended June 30, 2014. In the past two years, due to cash restrictions, we have curtailed the expenses on marketing.

Occupancy related expenses decreased $54,131 from $63,796 for the three months ended June 30, 2013 to $9,665 for three months ended June 30, 2014. The decrease in occupancy related expenses in 2014 compared to the same period in 2013 is the result of the Company being evicted from its Dupont Street facilities during October 2013 and moving to a location with a lower monthly rental amount. In addition the company realized small decreases in many different areas, such as reductions in cleaning services and repairs and maintenance.

Other administrative and general expenses decreased $30,127 from $57,752 for the three months ended June 30, 2013 to $27,625 for the three months ended June 30, 2014. The 52% decrease is a combination of reductions of other expenses that were not included in the above discussion.

Other Income (Expenses)-net

We incurred $(400,940) in net non-operating expenses for the three months ended June 30, 2014, compared to $(309,903) for the three months ended June 30, 2013, a $91,037 or 29% increase.

The following is a detailed analysis for such increase:

We recorded interest income on subscriptions receivable of $5,044 during the three months ended June 30, 2013.

Interest expense incurred during the three months ended June 30, 2014 and 2013 was $250,140 and $91,047, respectively, a $159,093 or 175% increase.

The following factors primarily impacted interest expense for the three months ended June 30, 2014: i) During the three months ended June 30, 2014, we incurred approximately $13,000 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes; ii) During the three months ended June 30, 2014, we incurred approximately $60,000 in interest expense as the result of the fair value, on the date of issuance, of the conversion features issued with certain debt in excess of the face value of the debt.

In addition, the change in interest expense for any period is always affected by the issuances of new debt, repayments of debt and conversions of debt.

The accretion of debt discount during the three months ended June 30, 2014 and 2013 was $107,085 and $39,580, respectively, a $119,262 or 157% increase. The main reason for the increase in the accretion of debt discount is due to the amortization of the debt discount of our loans that we entered during the third and fourth quarter of 2013 and the first and second quarter of 2014.

Changes in fair value of warrants and embedded conversion options for three months ended June 30, 2014 and 2013 were $(150,800) and $(223,900), respectively.

Results of Operations for the six months ended June 30, 2014 and 2013

Revenues. We recognized $0 revenues for the six months ended June 30, 2014 and 2013, respectively.

Operating expenses for the six months ended June 30, 2014 were $817,556 compared to $1,412,482 for the six months ended June 30, 2013, a $594,926 or 42% decrease.

The following is an analysis of certain operating expense fluctuations between the six months ended June 30, 2014 and 2013.

Compensation and related benefits expenses, including directors’ fees for the six months ended June 30, 2014 was $174,124 compared to $808,041 for the six months ended June 30, 2013, a $633,917 or 78% decrease.

Directors’ fees decreased $98,400 from $98,400 for the six months ended June 30, 2013 to $0 for the six months ended June 30, 2014. The Company paid no compensation to its directors during the six months ended June 30, 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $386,341 for the six months ended June 30, 2013 to $171,314 for the six months ended June 30, 2014. The decrease was a result of the following approximate decreases; officer’s salaries decreased $169,000 and office and administrative salaries decreased $46,000.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, decreased $320,490 from $323,300 for the six months ended June 30, 2013 to $2,810 for the six months ended June 30, 2014. We issued 51 shares of series G preferred stock to our Company President during the six months ended June 30, 2014 and recorded $2,810 stock-based compensation for such issuance. During the six months ended June 30, 2013 we issued 27,000,000 shares of common stock to our employees and contractors and recorded $171,300 stock-based compensation for such issuance. In addition, on February 11, 2013, the Compensation Committee granted our Chief Executive Officer and Chief Financial Officer a total of 25,000,000 warrants to purchase 25,000,000 shares of common stock at an exercise price of $0.0033 per share. We recorded $152,000 of stock-based compensation during the six months ended June 30, 2013 in connection with such grant.

Research and development expenses for the six months ended June 30, 2014 were $676 compared to expenses during the six months ended June 30, 2013 of $46,682, a $46,006 or 99% decrease. In the past two years, due to cash restrictions, we have curtailed the expenses on research and development and have focused our resources on production. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the six months ended June 30, 2014 were $526,867, compared to $279,018 for the six months ended June 30, 2013, a $247,849 or 89% increase. The main reason for the $247,849 increase is that, during the six months ended June 30, 2014, we recorded $425,000 of stock-based consulting fees represented by 17 shares of our series H preferred stock being issued to Tarpon, a related party, for services we received. During the six months ended June 30, 2013 we recorded $257,000 of stock-based consulting fees represented by 74,509,222 shares of our common stock being issued to two consultants and an investment banker for services we received.

Marketing expenses decreased $25,637 from $25,835 for the six months ended June 30, 2013 to $198 for the six months ended June 30, 2014. In the past two years, due to cash restrictions, we have curtailed the expenses on marketing.

Occupancy related expenses decreased $96,213 from $121,733 for the six months ended June 30, 2013 to $25,520 for six months ended June 30, 2014. The decrease in occupancy related expenses in 2014 compared to the same period in 2013 is the result of the Company being evicted from its Dupont Street facilities during October 2013 and moving to a location with a lower monthly rental amount. In addition the company realized small decreases in many different areas, such as reductions in cleaning services and repairs and maintenance.

Other administrative and general expenses decreased $58,056 from $104,709 for the six months ended June 30, 2013 to $46,653 for the six months ended June 30, 2014. The 55% decrease is a combination of reductions of other expenses that were not included in the above discussion.

Other Income (Expenses)-net

We incurred $(716,505) in net non-operating expenses for the six months ended June 30, 2014, compared to $(742,949) for the six months ended June 30, 2013, a $26,444 or 4% decrease.

The following is a detailed analysis for such increase:

We recorded interest income on subscriptions receivable of $10,032 during the six months ended June 30, 2013.

We received a one-time refund from an insurance company as a result of a policy premium audit. We recorded $23,538 non-recurring non-operating income in connection with such refund during the six months ended June 30, 2013.

Interest expense incurred during the six months ended June 30, 2014 and 2013 was $457,905 and $226,419, respectively, a $231,486 or 102% increase.

The following factors primarily impacted interest expense for the six months ended June 30, 2014: i) During the six months ended June 30, 2014, we incurred approximately $13,000 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes; ii) During the six months ended June 30, 2014, we incurred approximately $110,000 in interest expense as the result of the fair value, on the date of issuance, of the conversion features issued with certain debt in excess of the face value of the debt.

The following factor primarily impacted interest expense for the six months ended June 30, 2013: i) During the six months ended June 30, 2013, we incurred approximately $27,200 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes.

In addition, the change in interest expense for any period is always affected by the issuances of new debt, repayments of debt and conversions of debt.

The accretion of debt discount during the three months ended June 30, 2014 and 2013 was $195,006 and $75,744, respectively, a $119,262 or 157% increase. The main reason for the increase in the accretion of debt discount is due to the amortization of the debt discount of our loans that we entered during the third and fourth quarter of 2013 and the first and second quarter of 2014.

Changes in fair value of warrants and embedded conversion options for six months ended June 30, 2014 and 2013 were $(258,600) and $(550,100), respectively.

Liquidity and Capital Resources

As of June 30, 2014, we maintained a cash balance of $33,849 as compared to $2,199 as of December 31, 2013.

Net cash used in operating activities during the six months ended June 30, 2014 was $310,850, compared to $671,593 used during the six months ended June 30, 2013, a $360,743 or 54% decrease. In the past two years, due to cash restrictions, we have curtailed expenses on salaries, marketing, and research and development. Currently the Company generates no revenues and relies on debt financings in-order to sustain operating activities. The Company expects cash from operations to remain negative until we start to generate adequate revenues.

Net cash provided by investing activities for the six months ended June 30, 2014 and 2013 was $0 and $12,542, respectively. During the six months ended June 30, 2013 we paid $7,458 for patent costs and received proceeds from the sale of property and equipment of $20,000.

During the six months ended June 30, 2014 and 2013, respectively, we received $0 and $570,800 through sales of our common stock.

During the six months ended June 30, 2013 we received $19,532 from two investors who exercised their warrants to purchase shares of our common stock.

Funds received from officers’ and directors’ loans and convertible loans during the six months ended June 30, 2014 and 2013 were $11,300 and $16,177, respectively; cash received from issuing convertible promissory notes was $152,500 and $90,000, respectively; and cash received from issuing promissory notes was $196,800 and $0, respectively. During the six months ended June 30, 2014 and 2013 cash used to repay convertible notes payable was $0 and $32,500, respectively; cash used to repay officers and directors notes was $11,300 and $52,125, respectively; and cash used to repay notes payable was $6,800 and $8,500, respectively.

From the above activities, net cash provided by financing activities during the six months ended June 30, 2014 and 2013 was $342,500 and $603,384, respectively.

Aggregating operating, investing and financing activities from above, net cash provided (used) for the six months ended June 30, 2014 and 2013 was $31,650 and $(55,667), respectively.

Going Concern

At June 30, 2014, we had a working capital deficit of approximately $6.5 million. We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $50.0 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to June 30, 2014, the Company has issued approximately $15,000 of notes payable and approximately $373,000 of convertible notes payable. From July 1, 2014 until March 4, 2015, the Company issued 767,447,441 shares of common stock for the settlement of $156,800 loan principal plus $18,540 accrued interest, and fees. As of March 4, 2015 the Company has cash of approximately $1,000 available for use.

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

Derivative Liabilities

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for the settlement of certain convertible promissory notes into shares of common stock at a rate which was determined to be variable with no floor. The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants, if applicable, at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. As a result of entering into certain convertible promissory notes, the Company is required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date because the Company could not determine it has enough authorized shares to settle the contracts. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of June 30, 2014.

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

Complex Accounting Transactions: Due to our limited resources and personnel management has concluded that, as of June 30, 2014, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.

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

Segregation of Duties: Our administrative staff consists of officers, one Controller and one receptionist and segregation of duties conflicts exist with our day to day operations. Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first and second quarter of our 2014 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our Principal Financial Officer resigned from the Company on February 15, 2014. Upon the resignation of our PFO the Company’s CEO took over the role of the PFO and the Company hired an outside consultant to assist management with its annual and quarterly SEC reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of June 30, 2014, the Company has the following litigation outstanding.

The Company is a defendant in a suit in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803, with money damages, as of February 2014, requested in the amount of $475,930, which have been accrued for and included in accounts payable and accrued liabilities as of June 30, 2014. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim. Currently, the Company is waiting for a judgment.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of June 30, 2014 the Company has accrued a liability of $602,909 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of June 30, 2014 the Company has accrued a liability of $59,071 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

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

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at June 30, 2014. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of June 30, 2014 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at June 30, 2014.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of June 30, 2014 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities at June 30, 2014.

ITEM 1A. RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended June 30, 2014.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
April 4, 2014

$50,000 convertible promissory note due April 4, 2015, without interest, convertible into the Company’s common stock at a 40% discount of the lowest closing bid price during the 30 trading days prior to conversion.

		Tarpon Bay Partners LLC	NA	$50,000/NA
April 21, 2014

$2,500 convertible promissory note due April 30, 2015, without interest, convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

		ASC Recap LLC	NA	$2,500/NA
June 6, 2014	29,172,482 reset shares of common stock on conversion of convertible Note.	Private investor	NA	$32,090/NA
June 9, 2014	6,000,000 shares common stock on conversion of principal and accrued interest on convertible note.	Private investor	NA	$7,920/NA
June 17, 2014	10,000,000 shares of common stock on conversion of principal and accrued interest on convertible note.	Private investor	NA	$9,600/NA
June 19, 2014	26,722,222 shares of common stock on conversion of principal and accrued interest on convertible note.	Private investor	NA	$24,050/NA
June 19, 2014

$100,000 10% convertible promissory note due December 31, 2014, convertible into common stock at a conversion price of $0.0019 per share, together with five-year warrants to purchase 10,526,316 shares of common stock at an  exercise price of $0.00228 per share.

		Private investor	NA	$100,000/NA

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

None.

ITEM 5. OTHER INFORMATION

None.

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

Dated: March 4, 2015

By:

/s/ Leslie J. Kessler

Leslie J. Kessler

Chief Executive Officer and Principal Financial Officer