Form 10-Q
period 2014-09-30
PureSafe Water Systems, Inc.
filed 2015-03-27
CIK 764839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 27, 2015, 2,090,882,330 shares of the common stock of the registrant were issued and outstanding.

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

The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets

Current Assets
Cash	$23,079	$2,199
Inventories	141,636	141,636
Prepaid expenses and other current assets	2,657	35,437
Total Current Assets	167,372	179,272

Property and equipment, net of accumulated depreciation of $179,290 and $179,290, respectively	-	-
Patents and trademarks, net of accumulated amortization of $52,497 and $47,919, respectively	54,844	59,422
Other assets	23,695	33,500
Total Assets	$245,911	$272,194

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$1,343,704	$1,209,319
Accrued compensation	1,371,132	1,267,382
Accrued consulting and director fees	144,000	144,000
Notes payable to officer and director (including accrued interest of $234,354 and $193,703, respectively)	867,904	827,254
Convertible promissory notes (including accrued interest of $280,320 and $154,528 and net of debt discount of $261,923 and $210,781, respectively)	1,555,868	1,238,838
Promissory notes payable (including accrued interest of $264,477 and $240,807 respectively)	794,323	593,153
Fair value of detachable warrants and conversion option	1,916,500	299,000
Accrued dividends payable	190,328	190,328
Common stock to be issued	-	38,423

Total Current Liabilities	8,183,759	5,807,697

Total Liabilities	8,183,759	5,807,697

Commitments and Contingencies	-	-

Stockholders' Deficiency:
Preferred stock par value $0.00001 par value; 10,000,000 shares authorized; 184,221 and 184,144 shares issued and outstanding (liquidation preference $3,756,726 and $3,025,450, as of September 30, 2014 and December 31, 2013, respectively)	2	2
Common stock par value $0.00001: 10,000,000,000 shares authorized; 1,346,187,330 shares issued and 1,346,182,930 shares outstanding at September 30, 2014; 934,171,800 shares issued and 934,167,400 shares outstanding at December 31, 2013	13,461	9,342
Additional paid in capital	44,012,562	42,729,424
Treasury stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Accumulated deficit	(51,958,105)	(48,268,503)

Total Stockholders' Deficiency	(7,937,848)	(5,535,503)

Total Liabilities and Stockholders' Deficiency	$245,911	$272,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales	$-	$-	$-	$-

Cost of Sales	-	51,471	-	51,471

Gross Profit (Loss)	-	(51,471)	-	(51,471)

Operating expenses:
Compensation and related benefits, including stock-based compensation of $0 and $57,000 for the three months and $2,810 and $478,700 for the nine months ended September 30, 2014 and 2013, respectively	79,348	263,113	253,472	1,071,181
Insurance and medical benefits	17,332	-	60,850	33,723
Research and development	-	6,143	676	52,825
Professional, legal and consulting fees, including stock-based compensation of $225,000 and $0 for the three months and $650,000 and $257,000 for the nine months ended September 30, 2014 and 2013, respectively	331,696	30,759	858,563	309,777
Marketing	3,503	-	3,701	25,835
Occupancy	312,755	47,169	338,275	168,902
Loss on sale/abandonment of fixed assets	-	21,720	-	14,580
Other administrative and general	40,154	109,270	86,807	213,833
Total operating expenses	784,788	478,174	1,602,344	1,890,656

Loss from operations	(784,788)	(529,645)	(1,602,344)	(1,942,127)

Other income (expense):
Interest income	-	5,099	-	15,131
Other income	2,568	-	2,568	23,538
Interest expense, including interest to related parties of $15,447 and $17,518 for the three months and $45,692 and $52,684 for the nine months ended September 30, 2014 and 2013, respectively	(258,421)	(439,135)	(716,326)	(665,554)
Change in fair value of derivative liabilities	(1,114,900)	803,600	(1,373,500)	253,500
Total Other Income (Expense)	(1,370,753)	369,564	(2,087,258)	(373,385)

Net Loss	(2,155,541)	(160,081)	(3,689,602)	(2,315,512)

Dividend on preferred stock	(27,075)	(27,075)	(81,225)	(81,225)

Net Loss Attributable to Common Stockholders	$(2,182,616)	$(187,156)	$(3,770,827)	$(2,396,737)

Net Loss Attributable to Common Stockholders
Per Share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,124,200,104	988,961,818	1,104,569,253	882,231,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders' Deficiency
For the Nine Months Ended September 30, 2014

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock at Cost	Accumulated Deficit	Total Stockholders' Deficiency

Balance, December 31, 2013	184,144	$2	934,171,800	$9,342	$42,729,424	$(5,768)	$(48,268,503)	$(5,535,503)

Common stock issued for cashless warrant exercise	-	-	526,315	5	(5)	-	-	-

Common stock issued for settlement of liabilities	-	-	36,748,182	367	38,056	-	-	38,423

Common stock issued for settlement of notes payable	-	-	11,363,636	114	12,386	-	-	12,500

Common stock issued for settlement of convertible debt	-	-	335,449,073	3,354	222,615	-	-	225,969

Common stock issued for penalty shares	-	-	27,928,324	279	65,376	-	-	65,655

Reclassification of derivative liability	-	-	-	-	291,900	-	-	291,900

Preferred stock issued for services	77	-	-	-	652,810	-	-	652,810

Net loss	-	-	-	-		-	(3,689,602)	(3,689,602)

Balance, September 30, 2014	184,221	$2	1,346,187,330	$13,461	$44,012,562	$(5,768)	$(51,958,105)	$(7,937,848)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Cash Flows From Operating Activities:
Net loss	$(3,689,602)	$(2,315,512)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	14,434
Amortization of patents and trademarks	4,578	4,577
Abandonment of fixed assets	-	21,866
Gain on sale of fixed assets	-	(7,286)
Loss on abandonment of inventory	-	51,471
Interest expense - amortization of deferred financing	9,805	16,095
Interest expense - penalty interest	17,898	10,725
Interest expense - stock based compensation, derivative liabilities	-	4,500
Professional fees - note conversions	1,974	-
Stock based compensation	652,810	731,200
Deferred rent	-	(7,050)
Interest receivable	-	(15,131)
Accretion of debt discount	327,058	196,728
Interest expense - derivative liabilities	157,700	-
Change in fair value of warrants and embedded conversion option	1,373,500	(253,500)
Changes in assets and liabilities:
Prepaid expenses and other current assets	32,780	(8,035)
Inventories	-	129,611
Customer deposits	-	(149,588)
Other assets	-	(13,942)
Accounts payable, accrued expenses, accrued interest, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	648,879	676,685
Net Cash Used in Operating Activities	(462,620)	(912,152)

Cash Flows From Investing Activities:
Patent costs	-	(7,456)
Proceeds from sale of property and equipment	-	20,000
Net Cash Provided by Investing Activities	-	12,544

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	-	570,800
Cash proceeds from exercise of warrants	-	64,514
Cash proceeds from the exercise of warrants, common stock to be issued	-	27,923
Cash proceeds from convertible promissory notes	293,500	285,000
Repayment of convertible notes payable	-	(32,500)
Cash proceeds from promissory notes, officers and directors	11,300	9,051
Repayment of officers and directors loans	(11,300)	(48,500)
Cash proceeds from notes payable	196,800	10,000
Repayment of notes payable	(6,800)	(14,200)
Net Cash Provided by Financing Activities	483,500	872,088

Net increase (decrease) in cash	20,880	(27,520)

Cash at beginning of period	2,199	63,571

Cash at end of the period	$23,079	$36,051

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$682	$11,939

Non-Cash Investing and Financing Activities:
Common stock issued for the settlement of liabilities	$86,179	$553,835
Common stock issued for settlement of convertible debt	$223,996	$-
Common stock issued for settlement of note	$12,500	$-
Reclassification of derivative liabilities to equity	$291,900	$100,000
Conversion of accrued liabilities to convertible notes	$150,000	$-
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$378,200	$-
Conversion of notes payable to convertible notes payable	$-	$39,500

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

The operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on October 23, 2014.

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

The condensed consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.

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

Inventories

Inventory consisting primarily of finished goods and raw materials is stated at the lower of cost or market utilizing the first-in, first-out method. The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. As of September 30, 2014, the inventory has been written down to its net realizable value.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets. Amortization of deferred financing cost was $2,026 and $11,054 and $9,805 and $16,095 for the three and nine months ended September 30, 2014 and 2013, respectively.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

	For the Nine Months Ended
	September 30,
	2014	2013
Assumptions:
Risk-free interest rate	0.02-1.78%	0.36-2.02%
Expected life	.01 - 5 years	3 years
Expected volatility	165%-176%	125%-175%
Dividends	0.0%	0.0%

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

For the three and nine months ended September 30, 2014 and 2013 the Company recorded stock based compensation of $225,000 and $57,000 and $652,810 and $731,200, respectively.

The Black-Scholes option valuation model is used to estimate the fair values of options. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the subject options or warrants. During the nine months ended September 30, 2014 the Company has not granted any options or warrants.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2014 and 2013.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. The Company incurred a charge of $0 and $6,143 and $676 and $52,825 for the three and nine months ended September 30, 2014 and 2013, respectively.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $3,700,000 for the nine months ended September 30, 2014. The Company has a working capital deficit of approximately $8.0 million as of September 30, 2014. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $52.0 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to September 30, 2014, the Company has issued approximately $15,000 of notes payable and approximately $273,000 of convertible notes payable. From October 1, 2014 until March 27, 2015, the Company issued 523,583,956 shares of common stock for the settlement of $35,700 loan principal plus $5,885 accrued interest, and fees. As of March 27, 2015 the Company has cash of approximately $1,000 available for use.

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

Tarpon Bay Partners, LLC (“Tarpon”)	An entity of which the President and member of the board of directors of the Company is the Manager. Tarpon is a controlled company in the Southridge LLC group of companies.
ASC Recap LLC (“ASC Recap”)	An entity of which the President and member of the board of directors of the Company is the Manager. ASC Recap is a controlled company in the Southridge LLC group of companies.

NOTE 6: INVENTORIES

Inventories consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Finished Goods	$141,636	$141,636
Total	$141,636	$141,636

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the nine months ended September 30, 2014 and 2013 were as follows:

	September 30,
	2014	2013
Warrants	185,949,049	172,317,850
Convertible promissory notes	4,748,415,597	86,967,298
Convertible preferred stock	462,584,721	1,545,760
Total	5,396,949,367	260,830,908

For the three and nine months ended September 30, 2014 and 2013, 143,661,061 and 107,143,531 and 133,691,743 and 92,645,445 warrants, respectively were included in loss per share as their exercise price was determined to be nominal.

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

Liabilities measured at fair value on a recurring basis at September 30, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Embedded conversion feature	$–	$–	$1,882,400	$1,882,400
Warrant liability	$–	$–	$34,100	$34,100
Balance at September 30, 2014	$–	$–	$1,916,500	$1,916,500

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2014.

		Conversion
	Warrants	Feature	Total
Balance at - December 31, 2013	$92,500	$206,500	$299,000

Included in stock based compensation	–	–	–
Change in fair value of derivative liability	(86,000)	1,459,500	1,373,500
Included in liabilities (debt discount)	25,500	352,700	378,200
Included in liabilities (derivative expense)	3,700	154,000	157,700
Included in stockholder's equity	(1,600)	(290,300)	(291,900)
Transfers in and /or out of Level 3	–	–	–
Balance at - September 30, 2014	$34,100	$1,882,400	$1,916,500

NOTE 8: NOTES PAYABLE

(a)

From January 15, 2014 through February 23, 2014 the Company issued Promissory Notes in the aggregate principal amount of $90,000 to seven lenders. The Notes bear no interest and mature one year from the date of issuance. A UCC financing statement was filed on the system operating at the Landfill as security for the Notes. As of September 30, 2014 the outstanding principal balance on the notes was $90,000. As of February 23, 2015, the Company is not compliant with the repayment terms of the notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

(b)

On April 25, 2014 the Company issued a promissory note for $ 100,000. The note matures on April 30, 2015 with the stated interest rate at 8%. As of September 30, 2014, outstanding principal and accrued interest on the note was $100,000 and $3,463, respectively.

(c)

On July 24, 2014 a note holder requested to convert total aggregated $12,500 principal, into the Company’s common stock. The Company issued total aggregated 11,363,636 shares of common stock in connection with such conversion.

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

During the nine months ended September 30, 2014, the note holder requested to convert total aggregated $25,000 principal plus fees of $375, into the Company’s common stock. The Company issued total aggregated 25,375,000 shares of common stock in connection with such conversion.

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

As of September 30, 2014, outstanding principal and accrued interest on the note was $75,000 and $5,042, respectively.

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

As of September 30, 2014, outstanding principal and accrued interest on the note was $50,000 and $0, respectively.

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

As of September 30, 2014, outstanding principal and accrued interest on the note was $2,500 and $0, respectively.

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

During July 2014, the note holder requested to convert total aggregated $50,000 principal plus fees of $600, into the Company’s common stock. The Company issued total aggregated 98,388,889 shares of common stock in connection with such conversion.

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

As of September 30, 2014, outstanding principal and accrued interest on the note was $100,000 and $2,861, respectively.

(g)

On July 17, 2014 the Company issued a convertible promissory note in the principal amount of $23,000. The convertible note matures on June 30, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.001 per share. In addition, 4,600,000 warrants were issued with an exercise price of $0.0012 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $18,000. The debt discount relates to fair value of the embedded conversion option and fair value of the warrants. The debt discount is charged to interest expense ratably over the term of the convertible note.

As of September 30, 2014, outstanding principal and accrued interest on the note was $23,000 and $479, respectively.

(h)

On July 17, 2014 the Company issued a convertible promissory note in the principal amount of $20,000. The convertible note matures December 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 10 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of September 30, 2014, outstanding principal and accrued interest on the note was $20,000 and $417, respectively.

(i)

On August 13, 2014 the Company issued a convertible promissory note in the principal amount of $85,000. The convertible note matures June 30, 2015 with the stated interest rate at 8%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion. The Company received note proceeds of $75,000 during August 2014 and $10,000 during October 2014.

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

As of September 30, 2014, outstanding principal and accrued interest on the note was $75,000 and $800, respectively.

(j)

On September 16, 2014 the Company issued a convertible promissory note in the principal amount of $23,000. The convertible note matures on June 30, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0005 per share. In addition, 9,200,000 warrants were issued with an exercise price of $0.0006 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $23,000. The debt discount relates to fair value of the embedded conversion option and fair value of the warrants. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option and warrants on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of September 30, 2014, outstanding principal and accrued interest on the note was $23,000 and $89, respectively.

(k)

On April 23, 2014, a note-holder entered into a Securities Transfer Agreement pursuant to which the note-holder sold $25,000 of principal plus accrued interest of the Original Notes and the rights associated with the purchase portion. The Company issued a Replacement Note to the purchaser along the same terms as the Purchased Note with the following amendments:

•

The replacement note shall be convertible into the Company’s common stock, at any time at the option of the Purchaser, at an initial conversion price per share equal to fifty percent (the “Discount”) of the lowest closing bid price for the Company’s common stock during the fifteen trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”) (“Initial Conversion Price”; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Closing Bid Price, then the Purchase Price shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price, and provided further, that if the Company’s common stock becomes chilled by the Deposit Trust Corporation (DTC) at the time that any portion of the principal and interest of the Replacement Note is converted by Holder, than the Discount shall be adjusted to sixty percent for so long as the Common Stock is chilled. For purposes of this Agreement, the Clearing Date shall be on the date in which the conversion shares are deposited into the Purchaser’s brokerage account and Purchaser’s broker has confirmed with Purchaser the Purchaser may execute trades of the conversion shares.

•

The Replacement Note shall have a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

•

The Company shall bear any and all miscellaneous expenses that may arise as a result of conversion and delivery of shares of common stock in respect of the Replacement Note.

(l)

On July 10, 2014, a note-holder entered into a Securities Transfer Agreement pursuant to which the note-holder sold $25,000 of principal plus accrued interest of the Original Notes and the rights associated with the purchase portion. The Company issued a Replacement Note to the purchaser along the same terms as the Purchased Note with the following amendments:

•

The replacement note shall be convertible into the Company’s common stock, at any time at the option of the Purchaser, at an initial conversion price per share equal to fifty percent (the “Discount”) of the lowest closing bid price for the Company’s common stock during the fifteen trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”) (“Initial Conversion Price”; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Closing Bid Price, then the Purchase Price shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price, and provided further, that if the Company’s common stock becomes chilled by the Deposit Trust Corporation (DTC) at the time that any portion of the principal and interest of the Replacement Note is converted by Holder, than the Discount shall be adjusted to sixty percent for so long as the Common Stock is chilled. For purposes of this Agreement, the Clearing Date shall be on the date in which the conversion shares are deposited into the Purchaser’s brokerage account and Purchaser’s broker has confirmed with Purchaser the Purchaser may execute trades of the conversion shares.

•

The Replacement Note shall have a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

•

The Company shall bear any and all miscellaneous expenses that may arise as a result of conversion and delivery of shares of common stock in respect of the Replacement Note.

(m)

 During the nine months ended September 30, 2014, the Company issued a total of 335,449,073 shares of common stock upon the requests from note holders to convert principal plus accrued interest and fees totaling $225,970 into the Company’s common stock based on the terms set forth in the loans. The conversion rates ranged from $.00045 - $0.00132 per share.

NOTE 10: CONVERTIBLE NOTES AND NOTES PAYABLE – OFFICERS & DIRECTOR

(a)

During March 2014 and April 2014, the Company’s Chief Executive Officer made a short term loan of $6,500 and $4,800 to the Company. This loan was intended to be repaid within 2 months. No documents were prepared nor interest accrued. As of September 30, 2014 the loan has been paid in full.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

25 Fairchild Ave

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space at 25 Fairchild Avenue in Plainview, New York. The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.

In March 2012 management exercised a “Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue.

On September 12, 2012, as a result of the Company’s action, Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, filed suit for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, N.Y. 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042.

During the three months ended September 30, 2014 the Company recorded rent, rent related expenses and penalties of $309,057 as a result of the judgment which is included in occupancy expense in the accompanying condensed consolidated statements of operations. As of September 30, 2014 the Company has accrued a liability of $784,986 related to the judgment and is included in accounts payable and accrued liabilities at September 30, 2014.

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

Equity Purchase Agreement

On June 13, 2014, the Company entered into an Equity Purchase Agreement with an accredited investor. The terms of the Equity Purchase Agreement provide that the Investor agrees, subject to put notices from the Company, to purchase up to $5,000,000 in Common Stock during the 24 months following the execution of the Agreement, subject to certain conditions and limitations. For each closing, the purchase price of the Common Stock will be 90% of the average of the three lowest Closing Bid Prices during the 10 trading days following the relevant Clearing Date (as defined in the Equity Purchase Agreement). In connection therewith, the Company also entered into a Registration Rights Agreement with the investor, pursuant to which the Company is required to file a Registration Statement with the Securities and Exchange Commission for the expected number of shares to be issued under the Equity Purchase Agreement within 120 days of the date of the Registration Rights Agreement. The Investor also provided the Company with a one year loan of $100,000; the obligation to repay this loan is represented by a Promissory Note issued by the Company to the Investor. As of March 27, 2015, no shares have been purchased under the Equity Purchase Agreement and the Company has not filed a registration statement.

Settlement Agreement

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

On March 9, 2015, the Company rescinded the settlement agreement with Kochan due to the assertion of further claims by Kochan. Due to termination of the settlement agreement the Company did not issue Kochan the preferred shares and additional warrants provided for under the agreement. Payments totaling $15,000 made to Kochan subsequent to September 30, 2014 shall be applied toward outstanding liabilities owed to Kochan.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of September 30, 2014, the Company has the following litigation outstanding.

The Company has remained a defendant in a lawsuit since September 12, 2012 in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042. Interest on the judgment will continue to accrue at the rate of 9% per annum until satisfied. As of September 30, 2014 the Company has accrued a liability of $784,986 related to the judgment and is included in accounts payable and accrued liabilities at September 30, 2014.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of September 30, 2014 the Company has accrued a liability of $627,355 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of September 30, 2014 the Company has accrued a liability of $59,878 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

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

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at September 30, 2014. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of September 30, 2014 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at September 30, 2014.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of September 30, 2014 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities at September 30, 2014.

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

During the nine months ended September 30, 2014, the Company recorded the following transactions:

Debt

During the nine months ended September 30, 2014, the Company issued a total of 346,812,709 shares of common stock upon the requests from note holders to convert principal plus accrued interest and fees totaling $238,470 into the Company’s common stock based on the terms set forth in the loans. The conversion rates ranged from $.00045 - $0.00132 per share.

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

During the three months ended September 2014, the Company issued an aggregate of 9 shares of Series H Preferred Stock to Tarpon, a related party, as compensation per the terms of a consulting agreement entered into with Tarpon on June 13, 2014. The Company estimated the fair value of the 9 shares of Series H Preferred Stock issued to be $225,000 on the date of issuance and was recorded to consulting expense on the date of issuance.

NOTE 13: STOCK WARRANTS

The following warrants were granted:

The nine months ended September 30, 2014 - 24,326,316

The following warrants were exercised:

The nine months ended September 30, 2014 – 3,558,567

The following warrants expired:

The nine months ended September 30, 2014 – 11,392,986

The following tables set forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the nine months ended September 30, 2014:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2013	176,574,286	$0.02	$-

Granted	24,326,316	0.0014	-
Expired	(11,392,986)	0.046	-
Exercised	(3,558,567)	0.001	-
Outstanding at September 30, 2014	185,949,049	0.01	-

The following is additional information with respect to the Company's warrants as of September 30, 2014:

Number of Warrants	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Average Exercise Price	Currently Exercisable
151,217,311	$0.0006-$0.0096	3.15	$0.0044	151,217,311
32,097,608	$0.0108-$0.0964	0.98	$0.0353	32,097,608
2,574,606	$0.1-$0.1884	2.46	$0.1139	2,574,606
59,524	$0.84	1.15	$0.8400	59,524
185,949,049				185,949,049

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

Issuance of Series H Preferred Stock

From October 1, 2014 through March 1, 2015, the Company issued 3 shares of Series H Preferred Stock with a stated value of $75,000 to Tarpon, a related party, as compensation per the terms of a consulting agreement entered into with Tarpon on June 13, 2014.

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

On March 5, 2015 the Company issued a convertible promissory note for $ 17,500 to Tarpon, a related party. The note matures on March 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

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

Results of Operations for the three months ended September 30, 2014 and 2013

Revenues. We recognized $0 revenues for the three months ended September 30, 2014 and 2013, respectively.

Cost of goods sold for the three months ended September 30, 2014 was $0 as compared with $51,471 for the three months ended September 30, 2013. During the three months ended September 30, 2013 inventory in the amount of $51,471 was abandoned.

Operating expenses for the three months ended September 30, 2014 were $784,788 compared to $478,174 for the three months ended September 30, 2013, a $306,614 or 64% increase.

The following is an analysis of certain operating expense fluctuations between the three months ended September 30, 2014 and 2013.

Compensation and related benefits expenses, including directors’ fees for the three months ended September 30, 2014 was $79,348 compared to $263,113 for the three months ended September 30, 2013, a $183,765 or 70% decrease.

Directors’ fees decreased $40,800 from $40,800 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014. The Company paid no compensation to its directors during the three months ended September 30, 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $165,513 for the three months ended September 30, 2013 to $75,180 for the three months ended September 30, 2014. The decrease was a result of the following approximate decreases; officer’s salaries decreased $83,000 and office and administrative salaries decreased $12,000.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, decreased $16,200 from $16,200 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014. During the three months ended September 30, 2013 the Company granted employees and contractors a total of 900,000 warrants to purchase 900,000 shares of common stock at an exercise price of $0.0033 per share. We recorded $16,200 of stock-based compensation during the three months ended September 30, 2013 in connection with such grant. The Company did not issue any stock based compensation to our employees and contractors during the three months ended September 30, 2014.

Research and development expenses for the three months ended September 30, 2014 were $0 compared to expenses during the three months ended September 30, 2013 of $6,143, a $6,143 or 100% decrease. In the past two years, due to cash restrictions, we have curtailed the expenses on research and development and have focused our resources on production. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the three months ended September 30, 2014 were $331,696, compared to $30,759 for the three months ended September 30, 2013, a $300,937 or 978% increase. The main reason for the $300,937 increase is that, during the three months ended September 30, 2014, we recorded $225,000 of stock-based consulting fees represented by 9 shares of our series H preferred stock being issued to Tarpon, a related party, for services we received. In addition legal and professional fees increased approximately $70,000 during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to increased fees incurred related to the Company’s public reporting requirements, litigation and patent related costs. The Company did not issue any stock based compensation to our consultants during the three months ended September 30, 2013.

Marketing expenses increased $3,503 from $0 for the three months ended September 30, 2013 to $3,503 for the three months ended September 30, 2014. While marketing expenses increased for the comparable periods the Company during the past two years, due to cash restrictions, has curtailed the expenses on marketing.

Occupancy related expenses increased $265,586 from $47,169 for the three months ended September 30, 2013 to $312,755 for three months ended September 30, 2014. The increase in occupancy related expenses in 2014 compared to the same period in 2013 is as a result of the following:

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space at 25 Fairchild Avenue in Plainview, New York. The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.

In March 2012 management exercised a “Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue.

On September 12, 2012, as a result of the Company’s action, Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, filed suit for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, N.Y. 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042.

During the three months ended September 30, 2014 the Company recorded rent, rent related expenses and penalties of $309,057 as a result of the judgment which is included in occupancy expense in the accompanying condensed consolidated statements of operations.

The increase in occupancy expenses in 2014 compared to the same period in 2013, as a result of the judgment, was partially offset due to the Company being evicted from its Dupont Street facilities during October 2013 and moving to a location with a lower monthly rental amount. In addition the company realized small decreases in many different areas, such as reductions in cleaning services and repairs and maintenance.

Loss on sale/abandonment of fixed assets - During the three months ended September 30, 2013 we incurred a loss of $21,720 on the abandonment of fixed assets. In the 3rd quarter of 2013, after the Company moved to a new location, the Company decided to write-off all fixed assets that were associated with prior locations.

Other administrative and general expenses decreased $69,116 from $109,720 for the three months ended September 30, 2013 to $40,154 for the three months ended September 30, 2014. The 63% decrease is a combination of reductions of other expenses that were not included in the above discussion.

Other Income (Expenses)-net

We incurred $(1,370,753) in net non-operating expenses for the three months ended September 30, 2014, compared to $369,564 for the three months ended September 30, 2013, a $(1,740,317) or 471% decrease.

The following is a detailed analysis for such decrease:

We recorded interest income on subscriptions receivable of $5,099 during the three months ended September 30, 2013.

Interest expense incurred during the three months ended September 30, 2014 and 2013 was $258,421 and $439,135, respectively, a $180,714 or 41% decrease.

The following factors primarily impacted interest expense for the three months ended September 30, 2014: i) During the three months ended September 30, 2014, we incurred approximately $4,900 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes; ii) During the three months ended September 30, 2014, we incurred approximately $47,900 in interest expense as the result of the fair value, on the date of issuance, of the conversion features issued with certain debt in excess of the face value of the debt.

The following factors primarily impacted interest expense for the three months ended September 30, 2013: i) During the three months ended September 30, 2013, we incurred approximately $228,000 in penalty interest expense as the result of defaulting on our loan with TCA.

In addition, the change in interest expense for any period is always affected by the issuances of new debt, repayments of debt and conversions of debt.

The accretion of debt discount during the three months ended September 30, 2014 and 2013 was $132,052 and $107,384, respectively, a $24,668 or 23% increase. The main reason for the increase in the accretion of debt discount is due to the amortization of the debt discount of our loans that we entered during fourth quarter of 2013 and the first, second and third quarter of 2014.

Changes in fair value of warrants and embedded conversion options for three months ended September 30, 2014 and 2013 were $(1,114,900) and $803,600, respectively.

Results of Operations for the nine months ended September 30, 2014 and 2013

Revenues. We recognized $0 revenues for the nine months ended September 30, 2014 and 2013, respectively.

Cost of goods sold for the nine months ended September 30, 2014 was $0 as compared with $51,471 for the nine months ended September 30, 2013. During the nine months ended September 30, 2013 inventory in the amount of $51,471 was abandoned.

Operating expenses for the nine months ended September 30, 2014 were $1,602,344 compared to $1,890,656 for the nine months ended September 30, 2013, a $288,312 or 15% decrease.

The following is an analysis of certain operating expense fluctuations between the nine months ended September 30, 2014 and 2013.

Compensation and related benefits expenses, including directors’ fees for the nine months ended September 30, 2014 was $253,472 compared to $1,071,181 for the nine months ended September 30, 2013, a $817,709 or 76% decrease.

Directors’ fees decreased $139,200 from $139,200 for the nine months ended September 30, 2013 to $0 for the nine months ended September 30, 2014. The Company paid no compensation to its directors during the nine months ended September 30, 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $550,855 for the nine months ended September 30, 2013 to $238,065 for the nine months ended September 30, 2014. The decrease was a result of the following approximate decreases; officer’s salaries decreased $252,000 and office and administrative salaries decreased $61,000.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, decreased $336,690 from $339,500 for the nine months ended September 30, 2013 to $2,810 for the nine months ended September 30, 2014. We issued 51 shares of series G preferred stock to our Company President during the nine months ended September 30, 2014 and recorded $2,810 stock-based compensation for such issuance. During the nine months ended September 30, 2013 we issued 27,000,000 shares of common stock to our employees and contractors and recorded $171,300 stock-based compensation for such issuance. In addition, on February 11, 2013, the Compensation Committee granted our Chief Executive Officer and Chief Financial Officer a total of 25,000,000 warrants to purchase 25,000,000 shares of common stock at an exercise price of $0.0033 per share. We recorded $152,000 of stock-based compensation during the nine months ended September 30, 2013 in connection with such grant. In addition, during the nine months ended September 30, 2013 the Company granted employees and contractors a total of 900,000 warrants to purchase 900,000 shares of common stock at an exercise price of $0.0033 per share. We recorded $16,200 of stock-based compensation during the nine months ended September 30, 2013 in connection with such grant.

Research and development expenses for the nine months ended September 30, 2014 were $676 compared to expenses during the nine months ended September 30, 2013 of $52,825, a $52,149 or 99% decrease. In the past two years, due to cash restrictions, we have curtailed the expenses on research and development and have focused our resources on production. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the nine months ended September 30, 2014 were $858,563, compared to $309,777 for the nine months ended September 30, 2013, a $548,786 or 177% increase. The main reason for the $548,786 increase is that, during the nine months ended September 30, 2014, we recorded $650,000 of stock-based consulting fees represented by 26 shares of our series H preferred stock being issued to Tarpon, a related party, for services we received. During the nine months ended September 30, 2013 we recorded $257,000 of stock-based consulting fees represented by 74,509,222 shares of our common stock being issued to two consultants and an investment banker for services we received. In addition legal and professional fees increased approximately $150,000 during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to increased fees incurred related to the Company’s public reporting requirements, litigation and patent related costs.

Marketing expenses decreased $22,134 from $25,835 for the nine months ended September 30, 2013 to $3,701 for the nine months ended September 30, 2014. In the past two years, due to cash restrictions, we have curtailed the expenses on marketing.

Occupancy related expenses increased $169,373 from $168,902 for the nine months ended September 30, 2013 to $338,275 for nine months ended September 30, 2014. The increase in occupancy related expenses in 2014 compared to the same period in 2013 is as a result of the following:

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space at 25 Fairchild Avenue in Plainview, New York. The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.

In March 2012 management exercised a “Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue.

On September 12, 2012, as a result of the Company’s action, Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, filed suit for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, N.Y. 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042.

During the nine months ended September 30, 2014 the Company recorded rent, rent related expenses and penalties of $309,057 as a result of the judgment which is included in occupancy expense in the accompanying condensed consolidated statements of operations.

The increase in occupancy expenses in 2014 compared to the same period in 2013, as a result of the judgment, was partially offset due to the Company being evicted from its Dupont Street facilities during October 2013 and moving to a location with a lower monthly rental amount. In addition the company realized small decreases in many different areas, such as reductions in cleaning services and repairs and maintenance.

Loss on sale/abandonment of fixed assets - During the nine months ended September 30, 2013 we incurred a loss of $21,720 on the abandonment of fixed assets. In the 3rd quarter of 2013, after the Company moved to a new location, the Company decided to write-off all fixed assets that were associated with prior locations. During 2013 we sold our Ford truck and realized a $7,286 gain after writing-off the balance of the asset.

Other administrative and general expenses decreased $127,026 from $213,833 for the nine months ended September 30, 2013 to $86,807 for the nine months ended September 30, 2014. The 59% decrease is a combination of reductions of other expenses that were not included in the above discussion.

Other Income (Expenses)-net

We incurred $(2,087,258) in net non-operating expenses for the nine months ended September 30, 2014, compared to $(373,385) for the nine months ended September 30, 2013, a $1,713,873 or 459% increase.

The following is a detailed analysis for such increase:

We recorded interest income on subscriptions receivable of $15,131 during the nine months ended September 30, 2013.

We received a one-time refund from an insurance company as a result of a policy premium audit. We recorded $23,538 non-recurring non-operating income in connection with such refund during the nine months ended September 30, 2013.

Interest expense incurred during the nine months ended September 30, 2014 and 2013 was $716,326 and $665,554, respectively, a $50,772 or 8% increase.

The following factors primarily impacted interest expense for the nine months ended September 30, 2014: i) During the nine months ended September 30, 2014, we incurred approximately $18,000 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes; ii) During the nine months ended September 30, 2014, we incurred approximately $158,000 in interest expense as the result of the fair value, on the date of issuance, of the conversion features issued with certain debt in excess of the face value of the debt.

The following factor primarily impacted interest expense for the nine months ended September 30, 2013: i) During the nine months ended September 30, 2013, we incurred approximately $27,200 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes; ii) During the nine months ended September 30, 2013, we incurred approximately $228,000 in penalty interest expense as the result of defaulting on our loan with TCA.

In addition, the change in interest expense for any period is always affected by the issuances of new debt, repayments of debt and conversions of debt.

The accretion of debt discount during the nine months ended September 30, 2014 and 2013 was $327,058 and $196,728, respectively, a $130,330 or 66% increase. The main reason for the increase in the accretion of debt discount is due to the amortization of the debt discount of our loans that we entered during the fourth quarter of 2013 and the first, second and third quarter of 2014.

Changes in fair value of warrants and embedded conversion options for nine months ended September 30, 2014 and 2013 were $(1,373,500) and $253,500, respectively.

Liquidity and Capital Resources

As of September 30, 2014, we maintained a cash balance of $23,079 as compared to $2,199 as of December 31, 2013.

Net cash used in operating activities during the nine months ended September 30, 2014 was $462,620, compared to $912,152 used during the nine months ended September 30, 2013, a $449,532 or 49% decrease. In the past two years, due to cash restrictions, we have curtailed expenses on salaries, marketing, and research and development. Currently the Company generates no revenues and relies on debt financings in-order to sustain operating activities. The Company expects cash from operations to remain negative until we start to generate adequate revenues.

Net cash provided by investing activities for the nine months ended September 30, 2014 and 2013 was $0 and $12,544, respectively. During the nine months ended September 30, 2013 we paid $7,456 for patent costs and received proceeds from the sale of property and equipment of $20,000.

During the nine months ended September 30, 2014 and 2013, respectively, we received $0 and $570,800 through sales of our common stock.

During the nine months ended September 30, 2013 we received $92,437 from eight investors who exercised their warrants to purchase shares of our common stock.

Funds received from officers’ and directors’ loans and convertible loans during the nine months ended September 30, 2014 and 2013 were $11,300 and $9,051, respectively; cash received from issuing convertible promissory notes was $293,500 and $285,000, respectively; and cash received from issuing promissory notes was $196,800 and $10,000, respectively. During the nine months ended September 30, 2014 and 2013 cash used to repay convertible notes payable was $0 and $32,500, respectively; cash used to repay officers and directors notes was $11,300 and $48,500, respectively; and cash used to repay notes payable was $6,800 and $14,200, respectively.

From the above activities, net cash provided by financing activities during the nine months ended September 30, 2014 and 2013 was $483,500 and $872,088 respectively.

Aggregating operating, investing and financing activities from above, net cash provided (used) for the nine months ended September 30, 2014 and 2013 was $20,880 and $(27,520), respectively.

Going Concern

At September 30, 2014, we had a working capital deficit of approximately $8.0 million. We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $52.0 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to September 30, 2014, the Company has issued approximately $15,000 of notes payable and approximately $273,000 of convertible notes payable. From October 1, 2014 until March 27, 2015, the Company issued 523,583,956 shares of common stock for the settlement of $35,700 loan principal plus $5,885 accrued interest, and fees. As of March 27, 2015 the Company has cash of approximately $1,000 available for use.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of September 30, 2014.

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

Complex Accounting Transactions: Due to our limited resources and personnel management has concluded that, as of September 30, 2014, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first, second and third quarter of our 2014 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our Principal Financial Officer resigned from the Company on February 15, 2014. Upon the resignation of our PFO the Company’s CEO took over the role of the PFO and the Company hired an outside consultant to assist management with its annual and quarterly SEC reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of September 30, 2014, the Company has the following litigation outstanding.

The Company has remained a defendant in a lawsuit since September 12, 2012 in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042. Interest on the judgment will continue to accrue at the rate of 9% per annum until satisfied. As of September 30, 2014 the Company has accrued a liability of $784,986 related to the judgment and is included in accounts payable and accrued liabilities at September 30, 2014.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of September 30, 2014 the Company has accrued a liability of $627,355 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of September 30, 2014 the Company has accrued a liability of $59,878 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

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

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at September 30, 2014. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of September 30, 2014 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at September 30, 2014.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of September 30, 2014 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities at September 30, 2014.

ITEM 1A. RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended September 30, 2014.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
July 1, 2014

The Company issued 7,634,921 shares of common stock to a note lender for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $12,979 of interest expense for such issuance.

		Private Investor	NA	$12,979/NA
July 9, 2014	15,000,000 shares common stock on conversion of principal of convertible note.	Private Investor	NA	$10,800/NA
July 17, 2014

The Company issued a 10% convertible promissory note in the principal amount of $23,000 due June 30, 2015, convertible into the Company’s common stock at a conversion price of $0.001 per share. In addition, 4,600,000 warrants were issued with an exercise price of $0.0012 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

		Private Investor	NA	$23,000/NA

July 17, 2014

The Company issued a 10% convertible promissory note in the principal amount of $20,000 due December 31, 2015, convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 10 trading days prior to conversion.

		Private Investor	NA	$20,000/NA
July 24, 2014	20,000,000 shares common stock on conversion of principal of convertible note.	Private Investor	NA	$10,800/NA
July 29, 2014	74,110,960 shares common stock on conversion of principal and accrued interest on convertible note.	Private Investor	NA	$37,055/NA
July 9 - August 4, 2014	98,388,889 shares common stock on conversion of principal and accrued interest on convertible note.	Private Investor	NA	$50,000/NA
August 11, 2014	25,000,000 shares common stock on conversion of principal of convertible note.	Private Investor	NA	$12,000/NA
August 13, 2014

The Company issued a 8% convertible promissory note in the principal amount of $85,000, due June 30, 2015, convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

		Private Investor	NA	$85,000/NA
August 19, 2014	11,363,636 shares common stock on conversion of principal of convertible note.	Private Investor	NA	$12,500/NA
August 19, 2014	9,545,455 shares of common stock issued upon exercise of warrant.	Private Investor	NA	$10,500/NA
August 19, 2014	27,202,727 shares of common stock issued upon exercise of warrant.	Private Investor	NA	$27,923/NA
September 15, 2014

The Company issued 7,027,778 shares of common stock to a note lender for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $4,919 of interest expense for such issuance.

		Private Investor	NA	$4,919/NA
September 16, 2014

On the Company issued a 10% convertible promissory note in the principal amount of $23,000, due June 30, 2015, convertible into the Company’s common stock at a conversion price of $0.0005 per share. In addition, 9,200,000 warrants were issued with an exercise price of $0.0006 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

		Private Investor	NA	$23,000/NA

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

Dated: March 27, 2015

By: /s/ Leslie J. Kessler

Leslie J. Kessler

Chief Executive Officer and Principal Financial Officer