Form 10-Q/A
period 2014-03-31
PureSafe Water Systems, Inc.
filed 2015-03-31
CIK 764839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  .No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X  .

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 6, 2015, 1,916,635,433 shares of the common stock of the registrant were issued and outstanding.

PURESAFE WATER SYSTEMS, INC.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 of Puresafe Water Systems, Inc. (the “Company”), filed with the Securities and Exchange Commission on February 6, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q with detailed Extensible Business Reporting Language tagging in accordance with Rule 405 of Regulation S-T.

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

*  Previously filed or furnished as an exhibit to Puresafe Water Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2014.

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

Dated: March 31, 2015

By: /s/ Leslie J. Kessler

Leslie J. Kessler

Chief Executive Officer and Principal Financial Officer