Form 10-Q/A
period 2014-09-30
PureSafe Water Systems, Inc.
filed 2015-03-31
CIK 764839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PURESAFE WATER SYSTEMS, INC.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 of Puresafe Water Systems, Inc. (the “Company”), filed with the Securities and Exchange Commission on March 27, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q with detailed Extensible Business Reporting Language tagging in accordance with Rule 405 of Regulation S-T.

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

*  Previously filed or furnished as an exhibit to Puresafe Water Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
September 30, 2014.

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