Form 10-K
period 2014-12-31
PureSafe Water Systems, Inc.
filed 2015-06-05
CIK 764839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes       No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes       No  X

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

Yes       No  X

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $1,685,473.

As of June 5, 2015, there were 2,548,778,041 shares of the common stock of the registrant issued and outstanding.

3

Table of Contents

PART I

4

Item 1.

Business.

4

Item 1A

Risk Factors

10

Item 2.

Properties.

12

Item 3.

Legal Proceedings.

12

Item 4.

Mine Safety Disclosures.

13

PART II

14

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

14

Item 6.

Selected Financial Data.

17

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

17

Item 8.

Financial Statements and Supplementary Data.

23

Item 9.

 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

24

Item 9A.

Controls and Procedures.

24

Item 10.

Directors, Executive Officers and Corporate Governance.

26

Item 11.

Executive Compensation.

29

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

32

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

35

Item 14.

 Principal Accountant Fees and Services.

37

PART IV

39

Item 15.

Exhibits and Financial Statement Schedules

39

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to Puresafe Water Systems, Inc.

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

Recent Developments

Authorized Common Stock Increase and Reverse Stock Split

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

Management Changes

Terry R. Lazar, former Chief Financial Officer of the Company and a director, resigned effective February 15, 2014 for personal reasons as Chief Financial Officer and from our Board of Directors, and on December 31, 2013, Gerard Stoehr’s contract as Chief Operating Officer expired.  Mr. Stoehr agreed to stay on with the Company as an independent consultant.

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

On the corporate front, we are negotiating with creditors to lower the Company’s significant debt load. We have reduced the Company’s fixed costs through an ongoing vendor review, and are planning to bring in capital on an as needed basis.

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

This is a far different market than that addressed by a large segment of the industry which has concentrated on the multi-billion dollar municipal water treatment sector, or the small end of the marketplace for inexpensive more personal water filtration needs..  The municipal solution requires significant investment for infrastructure development (e.g, building plants and laying miles of distribution pipes).  Products for residential or remote developing world markets do not offer the performance or features to meet the needs of the first response market or the needs of the underdeveloped nations of the world. In summary, although we face competition from numerous competitors, we believe the combined capability of water decontamination and delivery system of our PureSafe FRWS is unique to the market.

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

Our expenditures for research and development activities in fiscal 2014 were $3,474, and in fiscal 2013 were $55,874.

Insurance

The Company maintains a $2 million general business liability policy. We believe such insurance coverage to be adequate for our current requirements.  No assurance can be given that adequate insurance coverage, at reasonable cost or otherwise, will be available in the future.

Employees

As of May 1, 2015, the Company employed a Chief Executive Officer and one full time administrative employee in our headquarters, and a full-time field technician.  We offer a health coverage plan for our employees.

We have no collective bargaining agreement with any of our employees.

Item 1A

Risk Factors

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

We have significant debt liabilities, have not operated profitably, and may continue to incur losses in the future and/or never achieve or maintain profitability.

Our financial statements have been prepared assuming that we will continue as a going concern.  At December 31, 2014, our stockholders’ deficiency was approximately $8.1 million, as compared to approximately $5.5 million at December 31, 2013.  Negative working capital was approximately $8.2 million at December 31, 2014, as compared to approximately $5.6 million December 31, 2013.

We continue to suffer recurring losses from operations and have an accumulated deficit since inception (1987) through December 31, 2014 of approximately $52.3 million, and a loss from operations of approximately $2.0 million for the year ended December 31, 2014.  These conditions raise substantial doubt about our ability to continue as a going concern.

At December 31, 2014, the Company had outstanding notes payable to institutional and other investors, consultants and vendors, plus accrued interest thereon, of approximately $3,400,000.   Of this amount, debt to related parties totaled approximately $750,000.  Payables to trade and other non-financial creditors were approximately $2,600,000 at December 31, 2014.

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

Because certain existing stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

Our controlling stockholders and directors and their affiliates beneficially own or control in excess of 70% of the voting power of our outstanding stock. As a result, they have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These stockholders may make decisions that are adverse to your interests. See our discussion under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information about ownership of our outstanding shares.

We do not anticipate paying cash dividends in the foreseeable future, which could adversely affect the price of our Common Stock.

We, by reason of our anticipated financial status and our contemplated financial requirements, do not contemplate or anticipate paying any dividends upon our Common Stock in the foreseeable future.  Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the earnings, financial conditions, capital requirements and other factors that the board of directors may believe are relevant. Further, dividends on our common stock are subordinated to dividends and liquidation rights of the holders of our outstanding Series of preferred stock.

Item 1B

Unresolved Staff Comments

Disclosure under Item 1B is not required of smaller reporting companies.

Item 2.

Properties.

The Company leases its offices at 35 East Mall, Plainview, NY, on a month-to-month basis, at a current monthly rental of $1,236.

Item 3.

Legal Proceedings.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2014, the Company has the following litigation outstanding.

The Company has remained a defendant in a lawsuit since September 12, 2012 in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042. Interest on the judgment will continue to accrue at the rate of 9% per annum until satisfied. As of December 31, 2014 the Company has accrued a liability of $804,220 related to the judgment and is included in accounts payable and accrued liabilities at December 31, 2014.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of December 31, 2014 the Company has accrued a liability of $651,800 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of December 31, 2014 the Company has accrued a liability of $60,684 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

On January 31, 2014, in conjunction with the settlement agreement outlined above, the Company issued Tarpon a convertible promissory note in the principal amount of $75,000. The convertible note matures one year from the date of issuance with interest at 10% per annum. The convertible promissory note has no registration rights and shall be convertible into the common stock of the Company at any time at a conversion price equal to 75% of the low closing bid price for the twenty days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at December 31, 2014. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of December 31, 2014 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at December 31, 2014.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of December 31, 2014 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities at December 31, 2014.

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

Quarter Ended	High Bid Price	Low Bid Price
March 31, 2012
June 30, 2012	0.063	0.035
September 30, 2012	0.035	0.013
December 31, 2012	0.02	0.003

March 31, 2013	0.019	0.008
June 30, 2013	0.021	0.017
September 30, 2013	0.017	0.007
December 31, 2013	0.008	0.003

March 31, 2014	0.005	0.002
June 30, 2014	0.004	0.001
September 30, 2014	0.004	0.001
December 31, 2014	0.001	0.001

March 31, 2015	0.001	0.001

Holders

As of April 8, 2015, we had approximately 476 stockholders of record.

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.  Dividends on our common stock are subordinated to dividends and liquidation rights of the holders of our outstanding Series A, Series D, Series H, Series I and Series J preferred stock and the rights of the holders of our outstanding Series F convertible preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2014 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders			30,000,000

Equity compensation plans not approved by security holders	88,393,317	$0.0106	-
Total	88,393,317	$0.0106	-

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

Sales of Unregistered Securities

During the year ended December 31, 2014, multiple lenders requested to convert total aggregated $80,300 principal plus accrued interest of $24,937 into the Company’s common stock. The Company issued a total 282,923,584 shares of common stock in connection with such conversions.

The following table sets forth the unreported sales of unregistered securities for the fiscal year ended December 31, 2014:

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
October 20, 2014	68,000,000 shares of common stock.	MACALLAN P	NA	$0.0000882 per share/NA
October 21, 2014

$50,000 principal amount convertible promissory note due May 1, 2015, without interest and a premium to be paid on redemption of $20,000. Upon maturity, at the election of the holder, the note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 10 trading days prior to conversion.

			NA	$50,000/NA
October 22, 2014

$14,000 principal amount 10% convertible promissory note due September 30, 2015 and convertible into the Company’s common stock at a conversion price of $0.0004 per share. In addition, 7,000,000 warrants were issued with an exercise price of $0.00048 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

			NA	$14,000/NA
November 10, 2014

$20,000 principal amount 10% convertible promissory note issued to Southridge II, a related party, due October 31, 2015, and convertible into common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

		Southridge II	NA	$20,000/NA
November 13, 2014	72,000,000 shares of common stock	MACALLAN P	NA	$0.0000556 per share/NA
November 13, 2014

On November 13, 2014 the Company issued a $ 12,500 principal amount 10% convertible promissory note due October 31, 2015, convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

		Southridge II	NA	$12,500/ NA
November 17, 2014

$ 4,156 principal amount 10% convertible due October 31, 2015 and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

		Tarpon	NA	$4,156/NA
November 17, 2014

 $ 25,000 principal amount 10% convertible promissory note due December 31, 2015 convertible into the Company’s common stock at a conversion price of $0.0002 per share. In addition, 25,000,000 warrants were issued with an exercise price of $0.00024 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

		Private investor	NA	$25,000/NA
November 24, 2014	110,555,556 shares of common stock.	Black Arch	NA	$0.00015 per share/NA
December 23, 2014	$ 15,000 principal amount promissory note due March 31, 2015 with the stated interest rate at 8%.	Southridge II	NA	$15,000/NA

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

Results of Operations for the years ended December 31, 2014 and 2013

Revenues. We recognized $0 revenues for the years ended December 31, 2014 and 2013, respectively.

Cost of goods sold for the years ended December 31, 2014 was $0 as compared with $56,344 for the year ended December 31, 2013. During the year ended December 31, 2013 inventory in the amount of $56,344 was abandoned.

Operating expenses for the year ended December 31, 2014 were $1,901,469 compared to $2,558,393 for the year ended December 31, 2013, a $656,924 or 26% decrease.

The following is an analysis of certain operating expense fluctuations between the years ended December 31, 2014 and 2013.

Compensation and related benefits expenses, including directors’ fees for the year ended December 31, 2014 was $327,979 compared to $1,161,739 for the year ended December 31, 2013, a $833,760 or 72% decrease.

Directors’ fees decreased $139,200 from $139,200 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014. The Company paid no compensation to its directors during the year ended December 31, 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $640,711 for the year ended December 31, 2013 to $307,750 for the year ended December 31, 2014. The decrease was a result of the following approximate decreases; officer’s salaries decreased $274,000 and office and administrative salaries decreased $59,000.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, decreased $336,690 from $339,500 for the year ended December 31, 2013 to $2,810 for the year ended December 31, 2014. We issued 51 shares of series G preferred stock to our Company President during the year ended December 31, 2014 and recorded $2,810 stock-based compensation for such issuance. During the year ended December 31, 2013 we issued 27,000,000 shares of common stock to our employees and contractors and recorded $171,300 stock-based compensation for such issuance. In addition, on February 11, 2013, the Compensation Committee granted our Chief Executive Officer and Chief Financial Officer a total of 25,000,000 warrants to purchase 25,000,000 shares of common stock at an exercise price of $0.0033 per share. We recorded $152,000 of stock-based compensation during the year ended December 31, 2013 in connection with such grant. In addition, during the year ended December 31, 2013 the Company granted employees and contractors a total of 900,000 warrants to purchase 900,000 shares of common stock at an exercise price of $0.0033 per share. We recorded $16,200 of stock-based compensation during the year ended December 31, 2013 in connection with such grant.

Research and development expenses for the year ended December 31, 2014 were $3,474 compared to expenses during the year ended December 31, 2013 of $55,874, a $52,400 or 94% decrease. In the past two years, due to cash restrictions, we have curtailed the expenses on research and development and have focused our resources on production. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the year ended December 31, 2014 were $1,032,335, compared to $394,209 for the year ended December 31, 2013, a $638,126 or 162% increase. The main reason for the $638,126 increase is that, during the year ended December 31, 2014, we recorded $669,935 of stock-based consulting fees represented by 29 shares of our series H preferred stock being issued to Tarpon, a related party, for services we received. During the year ended December 31, 2013 we recorded $257,000 of stock-based consulting fees represented by 74,509,222 shares of our common stock being issued to two consultants and an investment banker for services we received. In addition legal and professional fees increased approximately $225,000 during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to increased fees incurred related to the Company’s public reporting requirements, litigation and patent related costs.

Marketing expenses decreased $22,134 from $25,835 for the year ended December 31, 2013 to $3,701 for the year ended December 31, 2014. In the past two years, due to cash restrictions, we have curtailed the expenses on marketing.

Occupancy related expenses decreased $113,803 from $476,022 for the year ended December 31, 2013 to $362,219 for year ended December 31, 2014. The fluctuation in occupancy related expenses in 2014 compared to the same period in 2013 is as a result of the following:

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

During the year ended December 31, 2014 the Company recorded rent, rent related expenses and penalties of $328,290 as a result of the judgment which is included in occupancy expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2013 the Company recorded rent, rent related expenses and penalties of $341,849 relating to the lawsuit which is included in occupancy expense in the accompanying consolidated statements of operations.

The fluctuation was also impacted due to the Company being evicted from its Dupont Street facilities during October 2013 and moving to a location with a lower monthly rental amount. In addition the company realized small decreases in many different areas, such as reductions in cleaning services and repairs and maintenance.

(Gain) loss on sale/abandonment of fixed assets - During the year ended December 31, 2014 the Company sold property and equipment in settlement of liabilities and recorded a gain of $(6,195). During the year ended December 31, 2013 we incurred a loss of $21,720 on the abandonment of fixed assets. In the 3rd quarter of 2013, after the Company moved to a new location, the Company decided to write-off all fixed assets that were associated with prior locations. During 2013 we sold our Ford truck and certain equipment and realized a $9,486 gain after writing-off the balance of the asset.

Other administrative and general expenses decreased $232,234 from $349,927 for the year ended December 31, 2013 to $117,693 for the year ended December 31, 2014, a 66% decrease. A main factor in the decrease in other administrative and general expenses was the Company incurred litigation related settlement charges of $161,613 during 2013 which we did not incur any for the year ended December 31, 2014.  In addition, the Company realized a combination of reductions of other expenses that were not included in the above discussion.

Other Income (Expenses)-net

We incurred $(2,086,458) in net non-operating expenses for the year ended December 31, 2014, compared to $(622,309) for the year ended December 31, 2013, a $1,464,149 or 235% increase.

The following is a detailed analysis for such increase:

We recorded interest income on subscriptions receivable of $15,131 during the year ended December 31, 2013.

We received a one-time refund from an insurance company as a result of a policy premium audit. We recorded $23,538 non-recurring non-operating income in connection with such refund during the year ended December 31, 2013.

Interest expense incurred during the year ended December 31, 2014 and 2013 was $1,121,492 and $1,053,978, respectively, a $67,514 or 6% increase.

The following factors primarily impacted interest expense for the year ended December 31, 2014: i) During the year ended December 31, 2014, we incurred approximately $40,000 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes; ii) During the year ended December 31, 2014, we incurred approximately $265,000 in interest expense as the result of the fair value, on the date of issuance, of the conversion features and warrants issued with certain debt in excess of the face value of the debt.

The following factors primarily impacted interest expense for the year ended December 31, 2013: i) During the year ended December 31, 2013, we incurred approximately $125,000 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes; ii) During the year ended December 31, 2013, we incurred approximately $228,000 in penalty interest expense as the result of defaulting on our loan with TCA; and iii) During the year ended December 31, 2013, we incurred approximately $245,000 in interest expense as the result of the fair value, on the date of issuance, of the conversion features and warrants issued with certain debt in excess of the face value of the debt.

In addition, the change in interest expense for any period is always affected by the issuances of new debt, repayments of debt and conversions of debt.

The accretion of debt discount during the years ended December 31, 2014 and 2013 was $521,378 and $223,825, respectively, a $297,553 or 133% increase. The main reason for the increase in the accretion of debt discount is due to the amortization of the debt discount of our loans that we entered during the fourth quarter of 2013 and the year 2014.

On October 24, 2014, the Company entered into an agreement in-order to satisfy outstanding liabilities of the Company due to our former Chief Financial Officer (“CFO”) and former Director, Terry R. Lazar (“Lazar”), dating back to 2009. Mr. Lazar acted as CFO for the Company until February 15, 2014, and the Company has accrued approximately $510,000 in deferred compensation on behalf of Lazar, including accrued interest and warrants for his services on the Company’s Board (“Deferred Comp”). In addition, Lazar has loaned approximately $225,000 to the Company in the form of loans(s) (“Loan”). Mr. Lazar and the Company have agreed to satisfy and terminate all Deferred Comp and Loan obligations of the Company due to Lazar by having the Company issue to Lazar a new series of preferred stock. Per the terms of the agreement the Company shall issue 200 shares of preferred stock with a stated value equal to $200,000 in full satisfaction of the aforementioned liabilities. The Company recorded a gain on restructuring of debt of approximately $710,000 during the year ended December 31, 2014 related to the settlement. (See Financial Statement - Note 12)

Changes in fair value of warrants and embedded conversion options for year ended December 31, 2014 and 2013 were $(1,677,600) and $393,000, respectively.

Liquidity and Capital Resources

As of December 31, 2014, we maintained a cash balance of $4,967 as compared to $2,199 as of December 31, 2013.

Net cash used in operating activities during the year ended December 31, 2014 was $616,388, compared to $1,037,031 used during the year ended December 31, 2013, a $420,643 or 41% decrease. In the past two years, due to cash restrictions, we have curtailed expenses on salaries, marketing, and research and development. Currently the Company generates no revenues and relies on debt financings in-order to sustain operating activities. The Company expects cash from operations to remain negative until we start to generate adequate revenues.

Net cash provided by investing activities for the year ended December 31, 2014 and 2013 was $0 and $14,742, respectively. During the year ended December 31, 2013 we paid $7,458 for capitalized patent costs and received proceeds from the sale of property and equipment of $22,200.

During the year ended December 31, 2014 and 2013, respectively, we received $0 and $570,800 through sales of our common stock.

During the year ended December 31, 2013 we received $102,937 from eight investors who exercised their warrants to purchase shares of our common stock.

Funds received from officers’ and directors’ loans and convertible loans during the years ended December 31, 2014 and 2013 were $11,300 and $9,051, respectively; cash received from issuing convertible promissory notes was $429,156 and $376,500, respectively; and cash received from issuing promissory notes was $211,800 and $12,500, respectively. During the years ended December 31, 2014 and 2013 cash used to repay convertible notes payable was $0 and $32,500, respectively; cash used to repay officers and directors notes was $11,300 and $48,500, respectively; and cash used to repay notes payable was $21,800 and $29,871, respectively.

From the above activities, net cash provided by financing activities during the years ended December 31, 2014 and 2013 was $619,156 and $960,917 respectively.

Aggregating operating, investing and financing activities from above, net cash provided (used) for the years ended December 31, 2014 and 2013 was $2,768 and $(61,372), respectively.

Going Concern

At December 31, 2014, we had a working capital deficit of approximately $8.2 million. We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $52.3 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to December 31, 2014, the Company has issued approximately $254,000 of convertible notes payable. From January 1, 2015 until June 5, 2015, the Company issued 558,685,711 shares of common stock for the settlement of $24,600 loan principal plus $4,584 accrued interest, and fees. As of June 5, 2015 the Company has cash of approximately $1,000 available for use.

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

Our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We file income tax returns in the United States (federal) and in various state and local jurisdictions. We are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2011.

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K and their location.

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Puresafe Water Systems, Inc.

We have audited the accompanying balance sheet of Puresafe Water Systems, Inc. as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puresafe Water Systems, Inc. at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Puresafe Water Systems, Inc. will continue as a going concern. As more fully described in Note 3, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Scrudato & Co., PA

Califon, New Jersey

June 5, 2015

7 Valley View Drive Califon, New Jersey 07830 (908)534-0008

Registered Public Company Accounting Oversight Board Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of PureSafe Water Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of PureSafe Water Systems, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PureSafe Water Systems, Inc. and Subsidiary as of December 31, 2013 and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of December 31, 2013. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, New York

October 23, 2014, except for Note 15(a), as to which the date is June 5, 2015

PureSafe Water Systems, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

Assets

Current Assets
Cash	$4,967	$2,199
Inventories	141,636	141,636
Prepaid expenses and other current assets	38,281	35,437
Total Current Assets	184,884	179,272

Property and equipment, net of accumulated depreciation of
$44,449 and $179,290, respectively	-	-
Patents and trademarks, net of accumulated amortization of
$54,023 and $47,919, respectively	53,318	59,422
Other assets	23,390	33,500
Total Assets	$261,592	$272,194

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$1,474,363	$1,209,319
Accrued compensation	951,982	1,267,382
Accrued consulting and director fees	144,000	144,000
Notes payable to officer and director
(including accrued interest of $170,710 and $193,703, respectively)	560,760	827,254
Convertible promissory notes (including accrued interest of
$327,807 and $154,528 and net of debt discount of $200,459
and $210,781, respectively)	1,772,571	1,238,838
Promissory notes payable (including accrued interest of
$273,086 and $240,807 respectively)	842,531	593,153
Fair value of detachable warrants and conversion option	2,354,600	299,000
Accrued dividends payable	190,328	190,328
Preferred stock to be issued	40,000	-
Common stock to be issued	5,000	38,423

Total Current Liabilities	8,336,135	5,807,697

Total Liabilities	8,336,135	5,807,697

Commitments and Contingencies
	-	-
Stockholders' Deficiency:
Preferred stock par value $0.00001 par value; 10,000,000 shares authorized;
184,224 and 184,144 shares issued and outstanding (liquidation preference
$3,858,801 and $3,025,450, as of December 31, 2014 and December 31, 2013,
respectively)	2	2
Common stock par value $0.00001: 10,000,000,000 shares authorized;
1,743,981,286 shares issued and 1,743,976,886 shares outstanding at
December 31, 2014; 934,171,800 shares issued and 934,167,400 shares
outstanding at December 31, 2013	17,439	9,342
Additional paid in capital	44,170,214	42,729,424
Treasury stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Accumulated deficit	(52,256,430)	(48,268,503)

Total Stockholders' Deficiency	(8,074,543)	(5,535,503)

Total Liabilities and Stockholders' Deficiency	$261,592	$272,194

The accompanying notes are an integral part of these consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended
	December 31, 2014	December 31, 2013

Sales	$-	$-

Cost of Sales	-	56,344

Gross Profit (Loss)	-	(56,344)

Operating expenses:
Compensation and related benefits, including stock-based
compensation of $2,810 and $478,700 for the years ended
December 31, 2014 and 2013, respectively	327,979	1,161,739
Insurance and medical benefits	60,263	82,553
Research and development	3,474	55,874
Professional, legal and consulting fees, including stock-based compensation of $669,935 and $257,000 for the years ended
December 31, 2014 and 2013, respectively	1,032,335	394,209
Marketing	3,701	25,835
Occupancy	362,219	476,022
(Gain) loss on sale/abandonment of fixed assets	(6,195)	12,234
Other administrative and general	117,693	349,927
Total operating expenses	1,901,469	2,558,393

Loss from operations	(1,901,469)	(2,614,737)

Other income (expense):
Interest income	-	15,131
Other income	2,568	23,538
Interest expense, including interest to related parties of
$61,809 and $55,571 for the years ended December 31, 2014
and 2013, respectively	(1,121,492)	(1,053,978)
Gain on restructuring of debt	710,066	-
Change in fair value of derivative liabilities	(1,677,600)	393,000
Total Other Income (Expense)	(2,086,458)	(622,309)

Net Loss	(3,987,927)	(3,237,046)

Dividend on preferred stock	(118,300)	(108,300)

Net Loss Attributable to Common Stockholders	$(4,106,227)	$(3,345,346)

Net Loss Attributable to Common Stockholders
Per Share basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,322,317,495	922,685,840

The accompanying notes are an integral part of these consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Deficiency
For the Years Ended December 31, 2014 and 2013
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock at Cost	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficiency

Balance, December 31, 2012	184,195	$ 2	561,343,935	$ 5,614	$ 40,979,526	$ (5,768)	$ (431,025)	$ (45,031,457)	$ (4,483,108)
Sale of common stock for cash	-	-	106,066,743	1,061	569,739	-	-	-	570,800
Common stock issued for warrant exercise	-	-	11,609,661	116	64,398	-	-	-	64,514
Common stock issued for settlement of notes payable	-	-	23,021,012	230	125,233	-	-	-	125,463
Common stock issued for settlement of convertible debt	-	-	121,376,671	1,214	489,657	-	-	-	490,871
Common stock issued for service	-	-	74,509,222	745	256,255	-	-	-	257,000
Common stock issued for employee compensation	-	-	27,200,000	272	171,028	-	-	-	171,300
Common stock issued for penalty shares	-	-	9,044,556	90	41,844	-	-	-	41,934
Return of series B preferred stock for no consideration	(51)	-	-	-	-	-	-	-	-
Reclassification of derivative liability	-	-	-	-	175,000	-	-	-	175,000
Warrants granted for services	-	-	-	-	302,900	-	-	-	302,900
Accrued interest	-	-	-	-	-	-	(15,131)	-	(15,131)
Write-off subscription receivable and accrued interest	-	-	-	-	(446,156)	-	446,156	-	-
Net loss	-	-	-	-		-	-	(3,237,046)	(3,237,046)

Balance, December 31, 2013	184,144	$ 2	934,171,800	$ 9,342	$ 42,729,424	$ (5,768)	$ -	$ (48,268,503)	$ (5,535,503)
Common stock issued for cashless warrant exercise	-	-	526,315	5	(5)	-	-	-	-
Common stock issued for settlement of liabilities	-	-	36,748,182	367	38,056	-	-	-	38,423
Common stock issued for settlement of notes payable	-	-	11,363,636	114	12,386	-	-	-	12,500
Common stock issued for settlement of convertible debt	-	-	733,243,029	7,332	253,932	-	-	-	261,264
Common stock issued for penalty shares	-	-	27,928,324	279	65,376	-	-	-	65,655
Reclassification of derivative liability	-	-	-	-	398,300	-	-	-	398,300
Preferred stock issued for services	80	-	-	-	672,745	-		-	672,745
Net loss	-	-	-	-		-	-	(3,987,927)	(3,987,927)

Balance, December 31, 2014	184,224	$ 2	1,743,981,286	$ 17,439	$ 44,170,214	$ (5,768)	$ -	$ (52,256,430)	$ (8,074,543)

The accompanying notes are an integral part of these consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net loss	$(3,987,927)	$(3,237,046)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	14,580
Amortization of patents and trademarks	6,104	6,104
Net (gain) loss on sale/abandonment of fixed assets	(6,195)	12,234
Loss on abandonment of inventory	-	51,471
Interest expense - amortization of deferred financing	10,110	25,066
Interest expense - penalty interest	17,898	353,322
Interest expense - stock based compensation, derivative liabilities	-	4,500
Professional fees - note conversions	3,623	-
Stock based compensation	672,745	731,200
Deferred rent	-	(7,050)
Interest receivable	-	(15,131)
Gain on restructuring of debt	(710,066)	-
Accretion of debt discount	521,378	223,825
Interest expense - derivative liabilities	265,244	245,200
Change in fair value of warrants and embedded conversion option	1,677,600	(393,000)
Changes in assets and liabilities:
Prepaid expenses and other current assets	36,756	19,041
Inventories	-	129,611
Customer deposits	-	(149,588)
Other assets	-	465
Accounts payable, accrued expenses, accrued interest, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	876,342	948,165
Net Cash Used in Operating Activities	(616,388)	(1,037,031)

Cash Flows From Investing Activities:
Patent costs	-	(7,458)
Proceeds from sale of property and equipment	-	22,200
Net Cash Provided by Investing Activities	-	14,742

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	-	570,800
Cash proceeds from exercise of warrants	-	64,514
Cash proceeds from the exercise of warrants, common stock to be issued	-	38,423
Cash proceeds from convertible promissory notes	429,156	376,500
Repayment of convertible notes payable	-	(32,500)
Cash proceeds from promissory notes, officers and directors	11,300	9,051
Repayment of officers and directors loans	(11,300)	(48,500)
Cash proceeds from notes payable	211,800	12,500
Repayment of notes payable	(21,800)	(29,871)
Net Cash Provided by Financing Activities	619,156	960,917

Net increase (decrease) in cash	2,768	(61,372)

Cash at beginning of year	2,199	63,571

Cash at end of the year	$4,967	$2,199

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,048	$29,717

Non-Cash Investing and Financing Activities:
Common stock issued for the settlement of liabilities	$86,179	$616,334
Common stock issued for settlement of convertible debt	$257,642	$-
Common stock issued for settlement of note	$12,500	$-
Conversion of convertible debt, common stock to be issued	$5,000	$-
Reclassification of derivative liabilities to equity	$398,300	$175,000
Conversion of accrued liabilities to convertible notes	$150,000	$-
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$511,056	$354,000
Loan financing costs	$-	$22,000
Write-off subscription receivable and accrued interest	$-	$446,156
Note issued for insurance premium	$39,600	$-
Property and equipment sold for settlement of liabilities	$6,195	$-
Conversion of notes payable to convertible notes payable	$-	$-

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

NOTE 2: BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of December 31, 2014 and 2013 and for the years then ended.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014 and 2013 the Company did not have any cash equivalents.

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

Patents and Trademarks

Certain patents and trademarks amortize ratably over nine to fourteen years. Patent costs for which there is uncertainty as to the future economic benefits are expensed. The Company assesses the carrying value of its patents for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2014 and 2013.

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

Revenue Recognition

The Company generally recognizes revenues under Staff Accounting Bulletin No. 104 when the following criteria are met, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In addition the Company may enter into agreements that include multiple elements (i.e., products and services/training). Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25 Multiple-Element Arrangements (“ASC 605”). When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, the Company develops a best estimate of the selling price to separate deliverables and allocates arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. For the years ended December 31, 2014 and 2013, the Company did not have any multiple deliverable elements.

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets. Amortization of deferred financing cost was $10,110 and $25,066 for the years ended December 31, 2014 and 2013, respectively.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

	For the Years Ended
	December 31,
	2014	2013
Assumptions:
Risk-free interest rate	0.02-1.78%	0.10-1.75%
Expected life	.01 - 5 years	3 - 5 years
Expected volatility	165%-176%	125%-175%
Dividends	0.0%	0.0%

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

For the years ended December 31, 2014 and 2013 the Company recorded stock based compensation of $672,745 and $731,200, respectively.

The Black-Scholes option valuation model is used to estimate the fair values of options. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the subject options or warrants. During the year ended December 31, 2014 the Company has not granted any options or warrants.

The principal assumptions used in applying the Black-Scholes model during the year ended December 31, 2013 were as follows:

Assumptions:	December 31, 2013
Risk-free interest rate	0.3-1.6%
Expected life	3 - 5 years
Expected volatility	125%-175%
Dividends	0.0%

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses. The Company incurred a charge of $3,701 and $25,835 for the years ended December 31, 2014 and 2013, respectively.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2014 and 2013.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. The Company incurred a charge of $3,474 and $55,874 for the years ended December 31, 2014 and 2013, respectively.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $4.0 million and $3.2 million for the years ended December 31, 2014 and 2013, respectively. The Company has a working capital deficit of approximately $8.2 million and $4.6 million as of December 31, 2014 and 2013, respectively. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $52.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to December 31, 2014, the Company has issued approximately $254,000 of convertible notes payable. From January 1, 2015 until June 5, 2015, the Company issued 558,685,711 shares of common stock for the settlement of $24,600 loan principal plus $4,584 accrued interest, and fees. As of June 5, 2015 the Company has cash of approximately $1,000 available for use.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest.  To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2015-03 on its consolidated financial statements.

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

NOTE 5: RELATED PARTIES

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

Tarpon Bay Partners, LLC (“Tarpon”)	An entity of which the President and member of the board of directors of the Company is the Manager. Tarpon is a controlled company in the Southridge LLC group of companies.
ASC Recap LLC (“ASC Recap”)	An entity of which the President and member of the board of directors of the Company is the Manager. ASC Recap is a controlled company in the Southridge LLC group of companies.

NOTE 6: INVENTORIES

Inventories consist of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Finished Goods	$141,636	$141,636
Total	$141,636	$141,636

During the year ended December 31, 2013 inventory in the amount of $56,344 was abandoned as a result of moving to a new facility. Our abandonment charges related to inventory have been included in “Cost of Goods Sold” in our Statements of Operations.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2014 and 2013:

	2014		2013
Leasehold improvement	$	−		$74,945
Furniture and fixtures		−		31,987
Equipment		44,449		72,358
		44,449		179,290
Accumulated depreciation and amortization		(44,449)		(179,290)
Property and equipment, net	$	−	$	−

Depreciation and amortization expense was approximately $0 and $15,000 for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014 the Company sold property and equipment in settlement of liabilities and recorded a gain of $6,195.

On October 8, 2013 an eviction notice was issued by the landlord for the Company’s facilities at 160 Dupont Street. The Company abandoned the space on October 11 2013. Accordingly the Company recorded a charge of $21,720 for the loss on abandonment of property.

During the year ended December 31, 2013 the Company sold property and equipment and recorded a gain of $9,486.

NOTE 8 – PATENTS AND TRADEMARKS

Patents and trademarks as of December 31, 2014 and 2013 consist of the following:

	2014	2013
Patents	$104,621	$104,621
Trademarks	2,720	2,720
Total cost	107,341	107,341
Accumulated amortization	(54,023)	(47,919)
Patents and trademarks, net	$53,318	$59,422

Amortization expense for the years ended December 31, 2014 and 2013 was approximately $6,100.

The following table presents the Company's estimate for amortization expense for each of the five succeeding years and thereafter.

Year Ended December 31,
2015	$6,100
2016	6,100
2017	6,100
2018	6,100
2019	6,100
2020 and thereafter	22,818
$53,318

NOTE 9: NET LOSS PER SHARE OF COMMON STOCK

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

Total shares issuable upon the exercise of warrants and conversion of preferred stock and convertible promissory notes for the years ended December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Warrants	209,756,376	176,574,286
Convertible promissory notes	17,182,666,484	492,877,340
Convertible preferred stock	612,584,721	1,545,760
Total	18,005,007,581	670,997,386

For the years ended December 31, 2014 and 2013, 139,535,868 and 101,547,890 warrants, respectively were included in loss per share as their exercise price was determined to be nominal.

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

Liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Embedded conversion feature	$–	$–	$206,500	$206,500
Warrant liability	$–	$–	$92,500	$92,500
Balance at December 31, 2013	$–	$–	$299,000	$299,000

Embedded conversion feature	$–	$–	$2,343,200	$2,343,200
Warrant liability	$–	$–	$11,400	$11,400
Balance at December 31, 2014	$–	$–	$2,354,600	$2,354,600

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2014 and 2013.

		Conversion
	Warrants	Feature	Total
Balance at – January 1, 2013	$39,300	$224,000	$263,300

Included in stock based compensation	4,500	–	4,500
Change in fair value of derivative liability	(297,100)	(95,900)	(393,000)
Included in liabilities (debt discount)	114,000	240,000	354,000
Included in liabilities (derivative expense)	209,800	35,400	245,200
Included in stockholder's equity	22,000	(197,000)	(175,000)
Transfers in and /or out of Level 3	–	–	–
Balance at - December 31, 2013	$92,500	$206,500	$299,000

Included in stock based compensation	–	–	–
Change in fair value of derivative liability	(118,400)	1,796,000	1,677,600
Included in liabilities (debt discount)	28,200	482,856	511,056
Included in liabilities (derivative expense)	10,900	254,344	265,244
Included in stockholder's equity	(1,800)	(396,500)	(398,300)
Transfers in and /or out of Level 3	–	–	–
Balance at - December 31, 2014	$11,400	$2,343,200	$2,354,600

NOTE 10: NOTES PAYABLE

Notes payable and accrued interest at December 31, 2014 and 2013 consist of the following:

		December 31
		2014			2013
		$75,000	(a)		$75,000	(a)
		254,714	(b)		245,860	(b)
		171,260	(c)		175,841	(c)
		91,452	(d)		83,952	(d)
		−	(e)		12,500	(e)
		90,000	(f)		−	(f)
		105,479	(g)		−	(g)
		15,026	(h)		−	(h)
		39,600	(i)		−	(i)
Notes payable and accrued interest		842,531			593,153
Less: Current maturities		(842,531)			(593,153)
Notes payable and accrued interest, net of Current maturities	$	−		$	−

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

(b)

These are unsecured notes bearing interest at rates ranging from 10% to 15% per annum, and have no specific due date for repayment. The outstanding amount of $254,714 and $245,860 include principal of $83,222 and accrued and unpaid interest of $171,492 and $162,638 as of December 31, 2014 and 2013, respectively. No demands for repayment have been made by the note holders. As of December 31, 2014, the Company is not compliant with the repayment terms of the notes and is in technical default.

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

During the year ended December 31, 2014 the Company made payments to one individual totaling $15,000 (See Note 14 – Settlement Agreement – Kochan).

As of December 31, 2014 and 2013, the Company is reflecting a liability of $171,260 and $175,841 which includes accrued interest of $79,636 and $69,217, respectively. As of December 31, 2014 the Company is not compliant with the repayment terms of the notes and is in technical default.

(d)

During September 2012, at the request of the lender, the Company converted $100,000 of convertible notes payable to $185,000 of notes payable. The newly issued notes payable bear interest at rates of 6% and have maturity dates in December 2012 through January 2013. The Company is required to repay the notes payable in 5 installments with the final payment of $65,000 in January 2013. As of December 31, 2012, the Company repaid $45,337 principal which consist $20,000 cash payment and $25,337 in issuing 8,774,761 shares of common stock.

During the year ended December 31, 2013, at the request of a lender the Company repaid $139,663 of debt and accrued interest for $14,200 in cash and the issuance of 23,021,012 shares of common stock for the settlement of $125,463 of the remaining balance.

In addition, during 2012, the Company raised $75,000 through issuing multiple promissory notes. These notes bear interest rate of 10% per annum and were due and payable between October 19 and October 26, 2012.

As of December 31, 2014 and 2013, the Company is reflecting a liability of $91,452 and $83,952 which includes accrued interest of $16,452 and $8,952, respectively. As of December 31, 2014 the Company is not compliant with the repayment terms of the notes and is in technical default.

(e)

On September 17, 2013, the Company issued a $12,500 promissory note bearing interest at the rate of 5% per annum. The note matures on December 31, 2014. On July 24, 2014 the note holder requested to convert total aggregated $12,500 principal, into the Company’s common stock. The Company issued total aggregated 11,363,636 shares of common stock in connection with such conversion.

(f)

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

(g)

On April 25, 2014 the Company issued a promissory note for $ 100,000. The note matures on April 30, 2015 with the stated interest rate at 8%. As of December 31, 2014, outstanding principal and accrued interest on the note was $100,000 and $5,479, respectively.

(h)

On December 23, 2014 the Company issued a promissory note for $ 15,000 to Southridge II, a related party. The note matures on March 31, 2015 with the stated interest rate at 8%. As of December 31, 2014, outstanding principal and accrued interest on the note was $15,000 and $26, respectively. As of March 31, 2015, the Company is not compliant with the repayment terms of the notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

(i)

In December 2014, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $39,600, which would accrue interest at 7.25% per annum, to partially fund the payment of the premium of the Company’s Directors and Officers liability insurance. The agreement requires the Company to make nine monthly payments of $4,534, including interest starting on January 15, 2015.

As of December 31, 2014, the outstanding balance related to this finance agreement was $39,600.

(j)

In February, 2010, the Company acquired a vehicle for business use. Cost of the vehicle is approximately $30,000 and the Company financed the entire cost. The financing term is approximately $500 per month for sixty months based on an annual interest rate of 9%. During 2013 the loan was paid in full.

NOTE 11: CONVERTIBLE PROMISSORY NOTES PAYABLE

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

On November 7, 2014, a note-holder entered into a Securities Transfer Agreement pursuant to which the note-holder sold $25,000 of principal plus accrued interest of the Original Notes and the rights associated with the purchase portion. The Company issued a Replacement Note to the purchaser along the same terms as the Purchased Note with the following amendments:

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

On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. (See Note 14 – Litigation)

During the year ended December 31, 2012, multiple lenders requested to convert total aggregated $664,576 principal plus accrued interest of $29,955 into the Company’s common stock. The Company issued total aggregated 146,134,552 shares of common stock in connection with such conversions.

During the year ended December 31, 2013, multiple lenders requested to convert total aggregated $342,151 principal plus accrued interest of $57,519 into the Company’s common stock. The Company issued total aggregated 84,053,707 shares of common stock in connection with such conversions.

During the year ended December 31, 2013, the Company repaid principal of $32,500.

During the year ended December 31, 2014, multiple lenders requested to convert total aggregated $80,300 principal plus accrued interest of $24,937 into the Company’s common stock. The Company issued total aggregated 282,923,584 shares of common stock in connection with such conversions.

As of December 31, 2014 and 2013, the Company is reflecting liabilities of $1,082,093 and $1,055,272, respectively including accrued interest of $255,962 and $148,843, respectively. The Company is not in compliance with the repayment terms and is currently in default.

(b)

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

(c)

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

During the year ended December 31, 2013 the Company was charged interest and penalties by the note holder totaling $33,515.

During the year ended December 31, 2013, the note holder requested to convert total aggregated $29,895 principal plus accrued interest and penalties of $15,435, into the Company’s common stock. The Company issued total aggregated 10,000,000 shares of common stock in connection with such conversion.

As of December 31, 2014 and 2013, the Company is reflecting liabilities of $18,080 and the Company is not in compliance with the repayment terms and is currently in default.

(d)

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

During the year ended December 31, 2014, the note holder requested to convert total aggregated $51,120 principal plus accrued interest of $0, into the Company’s common stock. The Company issued total aggregated 76,000,000 shares of common stock in connection with such conversion.

As of December 31, 2014 and 2013, the Company is reflecting liabilities of $148,648 and $170,580, respectively including accrued interest of $29,188 and $0, respectively. The Company is not in compliance with the repayment terms and is currently in default.

On July 11, 2013, the Company in conjunction with an existing note holder entered into a new loan agreement with ASC Recap, a related party, for the sale and transfer of a $20,000 promissory note plus $5,095 accrued interest this note matured and was in technical default with the repayment provisions of the terms of the agreement. The Company cancelled the original promissory note and issued the new lender a convertible promissory note for $25,000 with a maturity date of September 30, 2013. The convertible promissory note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion rate of the lesser of (a.) $0.015 or (b) 50% of the lowest closing bid price for the Company’s common stock during the twenty (20) trading day period immediately preceding the date at the which Holder, by written notice gives notice to the Company of its election to convert. The Company recorded $33,000 debt discount and the excess fair value of 8,000 was charged to interest expense upon the consummation of the arrangement.

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

On October 10, 2014, a note-holder entered into a Securities Transfer Agreement pursuant to which the note-holder sold $15,000 of principal of the Original Notes and the rights associated with the purchase portion. The Company issued a Replacement Note to the purchaser along the same terms as the Purchased Note with the following amendments:

•

The replacement note shall be convertible into the Company’s common stock, at any time at the option of the Purchaser, at an initial conversion price per share equal to forty five percent (the “Discount”) of the lowest closing bid price for the Company’s common stock during the twenty trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”) (“Initial Conversion Price”; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Closing Bid Price, then the Purchase Price shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price, and provided further, that if the Company’s common stock becomes chilled by the Deposit Trust Corporation (DTC) at the time that any portion of the principal and interest of the Replacement Note is converted by Holder, than the Discount shall be adjusted to sixty percent for so long as the Common Stock is chilled. For purposes of this Agreement, the Clearing Date shall be on the date in which the conversion shares are deposited into the Purchaser’s brokerage account and Purchaser’s broker has confirmed with Purchaser the Purchaser may execute trades of the conversion shares.

•

The Replacement Note shall have a limitation on conversion equal to 4.99% of the Company’s outstanding common stock.

During the year ended December 31, 2014, the note holder requested to convert total aggregated $15,000 principal plus accrued interest of $0, into the Company’s common stock. The Company issued total aggregated 140,000,000 shares of common stock in connection with such conversion. As of December 31, 2014, 75,000,000 shares remain to be issued.

As of December 31, 2014 and 2013, the Company is reflecting liabilities of $13,117 and $25,931, respectively including accrued interest of $3,117 and $931, respectively. The Company is not in compliance with the repayment terms and is currently in default.

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

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $159,300. The debt discount relates to the beneficial conversion feature embedded in the conversion option and the fair value of the warrants attached to the notes. The excess fair value of $124,300 was charged to interest expense on the date of the agreement and the debt discount is charged to interest expense ratably over the term of the convertible note

As of December 31, 2014 and 2013, the Company is reflecting liabilities of $39,881 and $36,332, respectively including accrued interest of $4,881 and $1,332, respectively. The Company is not in compliance with the repayment terms and is currently in default.

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

As of December 31, 2014 and 2013, the Company is reflecting liabilities of $5,669 and $5,163, respectively including accrued interest of $669 and $163, respectively. The Company is not in compliance with the repayment terms and is currently in default.

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

As of December 31, 2014 and 2013, the Company is reflecting liabilities of $113,194 and $103,056, respectively including accrued interest of $13,194 and $3,056, respectively. The Company is not in compliance with the repayment terms and is currently in default.

(i)

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

On June 12, 2014, a note-holder entered into a Securities Transfer Agreement pursuant to which the note-holder sold $35,000 of principal plus accrued interest of the Original Notes and the rights associated with the purchase portion. The Company issued a Replacement Note to the purchaser along the same terms as the Purchased Note with the following amendments:

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

During the year ended December 31, 2014, the note holder requested to convert total aggregated $15,000 principal plus accrued interest of $1,283 into the Company’s common stock. The Company issued total aggregated 110,555,556 shares of common stock in connection with such conversion.

As of December 31, 2014 and 2013, the Company is reflecting liabilities of $22,135 and $35,204, respectively including accrued interest of $2,135 and $204, respectively. The Company is not in compliance with the repayment terms and is currently in default.

(j)

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

During the year ended December 31, 2014, the note holder requested to convert total aggregated $25,000 principal plus fees of $375, into the Company’s common stock. The Company issued total aggregated 25,375,000 shares of common stock in connection with such conversion.

(k)

On January 31, 2014, in conjunction with a settlement agreement with Tarpon, a related party, the Company issued Tarpon a convertible promissory note in the principal amount of $75,000. The convertible note matures one year from the date of issuance with interest at 10% per annum. The convertible promissory note shall have no registration rights and shall be convertible into the common stock of the Company at any time at a conversion price equal to 75% of the low closing bid price for the twenty days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest. As of January 31, 2015, the Company is not compliant with the repayment terms of the notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

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

As of December 31, 2014, outstanding principal and accrued interest on the note was $75,000 and $6,958, respectively.

(l)

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

As of December 31, 2014, outstanding principal and accrued interest on the note was $50,000 and $0, respectively.

(m)

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

As of December 31, 2014, outstanding principal and accrued interest on the note was $2,500 and $0, respectively.

(n)

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

(o)

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

As of December 31, 2014, outstanding principal and accrued interest on the note was $100,000 and $5,417, respectively.

(p)

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

As of December 31, 2014, outstanding principal and accrued interest on the note was $23,000 and $1,067, respectively.

(q)

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

As of December 31, 2014, outstanding principal and accrued interest on the note was $20,000 and $928, respectively.

(r)

On August 13, 2014 the Company issued a convertible promissory note in the principal amount of $85,000. The convertible note matures June 30, 2015 with the stated interest rate at 8%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion. The Company received note proceeds of $75,000 during August 2014 and $10,000 during October 2014. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $85,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of December 31, 2014, outstanding principal and accrued interest on the note was $85,000 and $2,536, respectively.

(s)

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

As of December 31, 2014, outstanding principal and accrued interest on the note was $23,000 and $677, respectively.

(t)

On October 21, 2014 the Company issued a convertible promissory note in the principal amount of $ 50,000. The convertible note matures on May 01, 2015 with the stated interest rate at 0% and a premium to be paid on redemption of $20,000. The premium shall be accreted to interest expense over the life of the note. Upon maturity, at the election of the holder, the note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 10 trading days prior to conversion.

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

As of December 31, 2014, outstanding principal on the note, including accretion of the premium in the amount of $7,396, was $57,396.

(u)

On October 22, 2014 the Company issued a convertible promissory note in the principal amount of $ 14,000. The convertible note matures on September 30, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0004 per share. In addition, 7,000,000 warrants were issued with an exercise price of $0.00048 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $11,200. The debt discount relates to fair value of the embedded conversion option and fair value of the warrants. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option and warrants on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of December 31, 2014, outstanding principal and accrued interest on the note was $14,000 and $272, respectively.

(v)

On November 10, 2014 the Company issued a convertible promissory note in the principal amount of $ 20,000 to Southridge II, a related party. The convertible note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

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

As of December 31, 2014, outstanding principal and accrued interest on the note was $20,000 and $283, respectively.

(w)

On November 13, 2014 the Company issued a convertible promissory note in the principal amount of $ 12,500 to Southridge II, a related party. The convertible note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $12,500. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of December 31, 2014, outstanding principal and accrued interest on the note was $12,500 and $167, respectively.

(x)

On November 17, 2014 the Company issued a convertible promissory note in the principal amount of $ 4,156 to Tarpon, a related party. The convertible note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $4,156. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of December 31, 2014, outstanding principal and accrued interest on the note was $4,156 and $51, respectively.

(y)

On November 17, 2014 the Company issued a convertible promissory note in the principal amount of $ 25,000. The convertible note matures on December 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0002 per share. In addition, 25,000,000 warrants were issued with an exercise price of $0.00024 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $25,000. The debt discount relates to fair value of the embedded conversion option and fair value of the warrants. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option and warrants on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

As of December 31, 2014, outstanding principal and accrued interest on the note was $25,000 and $306, respectively.

Convertible promissory notes payable and accrued interest at December 31, 2014 and 2013 consists of the following:

		December 31,
		2014		2013
Convertible notes payable and accrued interest		$1,973,030		$1,449,619
Discount on convertible notes		(200,459)		(210,781)
Convertible notes payable and accrued interest, net		1,772,571		1,238,838

Less current maturities		(1,772,571)		(1,238,838)

Long-Term Portion	$	−	$	−

NOTE 12: CONVERTIBLE NOTES AND NOTES PAYABLE – OFFICERS & DIRECTOR

Convertible notes and notes payable – Officers & Director and accrued interest at December 31, 2014 and 2013 consists of the following:

		2014			2013
		$383,231	(a)		$435,382	(a)
		118,161	(b)		222,322	(b)
		29,317	(c)		54,008	(c)
		−	(d)		39,113	(d)
		−	(e)		46,378	(e)
		25,000	(f)		25,000	(f)
		5,051	(g)		5,051	(g)

Total		560,760			827,254
Less: Current maturities		(560,760)			(827,254)
Convertible notes and notes payable – Officers & Director and accrued interest, net of Current maturities	$	−		$	−

(a)

In September 2009, the Company entered into agreements with the Chief Executive Officer and the Company’s former Chief Financial Officer together to defer a total of $287,000 in compensation owed to them as of September 30, 2009. In return, the Company issued to the Chief Executive Officer and former Chief Financial Officer each a promissory note for the deferment. The notes mature in January 2011 and interest will be accrued at 10% per annum compounded monthly.

On October 24, 2014, the Company’s former Chief Financial Officer (“Lazar”) entered into a settlement agreement with the Company whereby all deferred compensation and debt obligations of the Company due to Lazar were satisfied. See Troubled debt restructuring – Convertible Notes and Notes Payable – Officers & Directors below.

As of December 31, 2014 and 2013, the Company is reflecting a liability of $383,231 and $435,382 which includes $146,232 and $148,382 of accrued interest, respectively and the Company is not compliant with the repayment terms.

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

On October 24, 2014, the Company’s former Chief Financial Officer (“Lazar”) entered into a settlement agreement with the Company whereby all deferred compensation and debt obligations of the Company due to Lazar were satisfied. See Troubled debt restructuring – Convertible Notes and Notes Payable – Officers & Directors below.

As of December 31, 2014, and 2013, the Company is reflecting a liability of $118,161 and $222,322 which includes $18,161 and $22,322 accrued interest, respectively and the Company is not compliant with the repayment terms.

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

On October 24, 2014, the Company’s former Chief Financial Officer (“Lazar”) entered into a settlement agreement with the Company whereby all deferred compensation and debt obligations of the Company due to Lazar were satisfied. See Troubled debt restructuring – Convertible Notes and Notes Payable – Officers & Directors below.

As of December 31, 2014, and 2013, the Company is reflecting a liability of $29,317 and $54,008 which includes $6,317 and $8,008 accrued interest, respectively and the Company is not compliant with the repayment terms.

(d)

On March 16, 2011, the Company’s former Chief Financial Officer made a loan of $85,000 to the Company. The loan accrues interest at the rate of 10% per annum. In addition, the Company issued warrants to purchase 174,180 shares of common stock at an exercise price of $0.122 per share. The loan is due and payable by or on March 16, 2012. The loan is to be paid on the maturity date and the accrued interest is to be paid at the end of each month. The loan is evidenced by the promissory note the Company issued to the former officer which contains a conversion clause that allow the former officer at the former officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. The conversion price was $0.122 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $85,000 from the sales of the note was recorded net of a debt discount of $28,610. The debt discount related to the relative fair value of the warrants and is being charged to interest expense ratably over the term of the note.

In 2012, the Company repaid $18,000 in principal. In 2013, the Company repaid $36,500 in principal.

On October 24, 2014, the Company’s former Chief Financial Officer (“Lazar”) entered into a settlement agreement with the Company whereby all deferred compensation and debt obligations of the Company due to Lazar were satisfied. See Troubled debt restructuring – Convertible Notes and Notes Payable – Officers & Directors below.

As of December 31, 2014, and 2013, the Company is reflecting a liability of $0 and $39,113 which includes $0 and $8,613 accrued interest, respectively and the Company is not compliant with the repayment terms.

(e)

On March 28, 2011, the Company’s former Chief Financial Officer made a loan of $40,000 to the Company. The loan pays interest monthly at the rate of 10% per annum. In addition, the Company issued warrants to purchase 83,333 shares of common stock at an exercise price of $0.12 per share. The loan is due and payable by or on March 28, 2012. The loan is to be paid on the maturity date and the accrued interest is to be paid at the end of each month. The loan is evidenced by the promissory note the Company issued to the former officer which contains a conversion clause that allow the former officer at the former officer’s sole option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock. The conversion price was $0.12 per share, which was the closing market price of the common stock as of the closing date of the loans.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds of $40,000 from the sales of the note was recorded net of a debt discount of $13,472. The debt discount related to the relative fair value of the warrants and is being charged to interest expense ratably over the term of the note.

On October 24, 2014, the Company’s former Chief Financial Officer (“Lazar”) entered into a settlement agreement with the Company whereby all deferred compensation and debt obligations of the Company due to Lazar were satisfied. See Troubled debt restructuring – Convertible Notes and Notes Payable – Officers & Directors below.

As of December 31, 2014 and 2013, the Company is reflecting a liability of $0 and $46,378 which includes $0 and $6,378 accrued interest, respectively. The Company is not compliant with the repayment terms.

(f)

On February 13, 2012 and on October 5, 2012, the Company’s Chief Executive Officer made a short term loan of $10,000 and $15,000 to the Company. These loans were intended to be repaid within 2 months. No documents were prepared nor interest accrued. As of December 31, 2014 and 2013, the Company is reflecting a liability of $25,000. The Company is not compliant with the repayment terms.

(g)

On January 3, 2013, the Company’s Chief Executive Officer made a short term loan of $9,051 to the Company. This loan was intended to be repaid within 2 months. No documents were prepared nor interest accrued. During 2013 $4,000 was repaid. As of December 31, 2014 and 2013 the Company is reflecting a liability of $5,051. The Company is not compliant with the repayment terms.

(h)

During March 2014 and April 2014, the Company’s Chief Executive Officer made a short term loan of $6,500 and $4,800 to the Company. This loan was intended to be repaid within 2 months. No documents were prepared nor interest accrued. As of December 31, 2014 the loan has been paid in full.

Troubled debt restructuring – Convertible Notes and Notes Payable – Officers & Directors

On October 24, 2014, the Company entered into an agreement in-order to satisfy outstanding liabilities of the Company due to our former Chief Financial Officer (“CFO”) and former Director, Terry R. Lazar (“Lazar”), dating back to 2009. Mr. Lazar acted as CFO for the Company until February 15, 2014, and the Company has accrued approximately $510,000 in deferred compensation on behalf of Lazar, including accrued interest and warrants for his services on the Company’s Board (“Deferred Comp”). In addition, Lazar has loaned approximately $225,000 to the Company in the form of loans(s) (“Loan”). Mr. Lazar and the Company have agreed to satisfy and terminate all Deferred Comp and Loan obligations of the Company due to Lazar by having the Company issue to Lazar a new series of preferred stock.

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

The Company estimated the fair value of the 200 shares of preferred stock on the date of the settlement to be $40,000.

Mr. Lazar on February 4, 2015, advised the Company in writing that he was rescinding the agreement. The Company believes that the agreement is a valid and binding agreement between the Company and Mr. Lazar.

The gain resulting from the settlement of the amounts due to Lazar was determined as follows:

Preferred stock to be issued	$40,000
Total consideration	40,000
Amount outstanding under deferred compensation agreements	(479,150)
Interest accrued on deferred compensation	(30,851)
Book value of 6,647,461 cancelled warrants	−
Amount outstanding under debt agreements	(193,572)
Interest accrued on debt agreements	(46,493)
Gain on restructuring of debt	$(710,066)

On a basic income and diluted income per share basis the gain was $0.00 per share for the year ended December 31, 2014.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

See Notes 10, 11,12,14,16 and 22 for additional related party transactions related to debt and equity transactions and consulting agreements.

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

During 2013 the Company recorded rent and rent related expenses of $341,849 which includes a charge of $229,234 relating to the lawsuit which is included in occupancy expense in the accompanying consolidated statements of operations.

During 2014 the Company recorded rent, rent related expenses and penalties of $328,290 as a result of the judgment which is included in occupancy expense in the accompanying condensed consolidated statements of operations. As of December 31, 2014 the Company has accrued a liability of $804,220 related to the judgment and is included in accounts payable and accrued liabilities at December 31, 2014.

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

Equity Purchase Agreement

On June 13, 2014, the Company entered into an Equity Purchase Agreement with an accredited investor. The terms of the Equity Purchase Agreement provide that the Investor agrees, subject to put notices from the Company, to purchase up to $5,000,000 in Common Stock during the 24 months following the execution of the Agreement, subject to certain conditions and limitations. For each closing, the purchase price of the Common Stock will be 90% of the average of the three lowest Closing Bid Prices during the 10 trading days following the relevant Clearing Date (as defined in the Equity Purchase Agreement). In connection therewith, the Company also entered into a Registration Rights Agreement with the investor, pursuant to which the Company is required to file a Registration Statement with the Securities and Exchange Commission for the expected number of shares to be issued under the Equity Purchase Agreement within 120 days of the date of the Registration Rights Agreement. The Investor also provided the Company with a one year loan of $100,000; the obligation to repay this loan is represented by a Promissory Note issued by the Company to the Investor. As of December 31, 2014, no shares have been purchased under the Equity Purchase Agreement and the Company has not filed a registration statement.

Settlement Agreement

On September 30, 2014 the Company entered into an agreement in-order to satisfy an outstanding liability of the Company to our former Vice President of International Markets, Shaul Kochan, dating back to 2009. Per the terms of the agreement the Company would issue 110 shares of preferred stock with a stated value equal to $110,000, which would be redeemed by the Company on a monthly basis in 14 separate tranches at the beginning of each calendar month beginning October 1, 2014.

In addition, the Company would extend the maturity date of the outstanding warrant held by Mr. Kochan from its current expiration date of March 7, 2015 to March 7, 2017, and issue an additional warrant to Mr. Kochan for right to exercise and purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.052 and maturity date of March 7, 2017.

On March 9, 2015, the Company rescinded the settlement agreement with Kochan due to the assertion of further claims by Kochan. Due to termination of the settlement agreement the Company did not issue Kochan the preferred shares and additional warrants provided for under the agreement. Payments totaling $15,000 made to Kochan during the year ended December 31, 2014 shall be applied toward outstanding liabilities owed to Kochan.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2014, the Company has the following litigation outstanding.

The Company has remained a defendant in a lawsuit since September 12, 2012 in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042. Interest on the judgment will continue to accrue at the rate of 9% per annum until satisfied. As of December 31, 2014 the Company has accrued a liability of $804,220 related to the judgment and is included in accounts payable and accrued liabilities at December 31, 2014.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of December 31, 2014 the Company has accrued a liability of $651,800 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of December 31, 2014 the Company has accrued a liability of $60,684 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

On January 31, 2014, in conjunction with the settlement agreement outlined above, the Company issued Tarpon a convertible promissory note in the principal amount of $75,000. The convertible note matures one year from the date of issuance with interest at 10% per annum. The convertible promissory note has no registration rights and shall be convertible into the common stock of the Company at any time at a conversion price equal to 75% of the low closing bid price for the twenty days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at December 31, 2014. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of December 31, 2014 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at December 31, 2014.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of December 31, 2014 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities at December 31, 2014.

NOTE 15 - STOCKHOLDERS' DEFICIENCY

a) Amendment to Articles of Incorporation

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

b) During the year ended December 31, 2014, the Company recorded the following transactions:

Debt

During the year ended December 31, 2014, the Company issued a total of 744,606,665 shares of common stock upon the requests from note holders to convert principal plus accrued interest and fees totaling $273,765 into the Company’s common stock based on the terms set forth in the loans. The conversion rates ranged from $.0000556 - $0.00132 per share.

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

c) During the year ended December 31, 2013, the Company recorded the following transactions:

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

d) Cash

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

e) Services

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

NOTE 16 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.00001 per share, issuable in series with rights, preferences, privileges and restrictions as determined by the Company’s board of directors.

At December 31, 2014, outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	52,500	52,500	$1	$52,500	$1,042,600	$17.86	$1,567,600
Series D	2,000,000	93,000	2	55,800	1,031,400	9.89	1,566,150
Series F	38,644	38,644	−	−	190,328	−	−
Series G	51	51	−	−	−	−	51
Series H	1,000	29	−	−	−	−	725,000
		184,224	$2	$108,300	$2,264,328		$3,858,801

At December 31, 2013, outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Par Value	Current Annual Dividend Requirement	Total Dividend Arrearage	Dividend Arrearage Per Share	Liquidation Preference (Including Dividend Arrearage)
Series A	400,000	52,500	$52	$52,500	$990,100	$17.86	$1,515,100
Series B	51	−	−	−	−	−	−
Series D	2,000,000	93,000	93	55,800	975,600	9.89	1,510,350
Series F	1,000,000	38,644	39	−	190,328	−	−
		184,144	$184	$108,300	$2,156,028		$3,025,450

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

Series B

On June 26, 2012 the Board of Directors of the Company designated and authorized the Series B Preferred Stock (“Series B”) as set forth in a Certificate of Designation that was filed with the Secretary of State of the State of Delaware. The Series B has a par value of $0.001 per share, no rights to dividends but provides for supermajority voting rights for the holder of the shares of Series B and for liquidation rights which entitle the holder to a pro-rata share of net assets. The Series B carries no conversion provisions.

The Company issued 51 shares of the Series B to the Chief Executive Officer. The fair value of the shares on the date of issuance was determined to be de minimus. Subsequent to December 31, 2012 the shares were returned by the holder to the Company for no consideration and the Board of Directors approved the filing of a certificate with the State of Delaware cancelling the Series B Preferred Stock.

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

Series F

The Series F 10% convertible preferred stock is a two-year convertible preferred instrument. All dividends are cumulative and are payable in shares of common stock valued at the then current market price per share, at the time of maturity, or upon conversion, whichever is earlier. The conversion rate for shares and accrued dividends payable is 40 shares of common stock for each share of preferred stock. The Series F convertible preferred stockholders have voting rights equal to the common stockholders. The Series F convertible preferred stock has no stated rights in the assets of the Company upon liquidation. In connection with Series F Preferred Stock conversions, the Company recorded dividends of $0 and $0 for each of the years ended December 31, 2014 and 2013, respectively.

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

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series H Preferred Stock shall vote together with the holders of Common Stock, on an as “converted basis”, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Articles of Incorporation or bylaws.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series H Preferred Stock are entitled to receive out of the assets of the Company the stated value per share of Series H preferred stock then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series H Preferred Stock as to such payment or distribution.

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

During the year ended December 31, 2014, the Company issued an aggregate of 29 shares of Series H Preferred Stock to Tarpon, a related party, as compensation per the terms of a consulting agreement entered into with Tarpon on June 13, 2014. The Company estimated the aggregate fair value of the 29 shares of Series H Preferred Stock issued to be approximately $670,000 on the various dates of issuance and was recorded to consulting expense on the various dates of issuance.

NOTE 17: STOCK WARRANTS

The following warrants were issued by the Company in connection with Convertible Promissory Notes:

The year ended December 31, 2013	32,283,332
The year ended December 31, 2014	56,326,316

The following warrants were issued by the Company in connection with various employment and compensation agreements:

The year ended December 31, 2013	71,786,055
The year ended December 31, 2014	−

The following warrants were exercised:

The year ended December 31, 2013	10,707,030
The year ended December 31, 2014	3,558,567

The following warrants were expired:

The year ended December 31, 2013	2,440,424
The year ended December 31, 2014	12,938,198

The following warrants were cancelled:

The year ended December 31, 2013	−
The year ended December 31, 2014	6,647,461

The following tables set forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the years ended December 31, 2014 and 2013:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2012	85,652,403	$0.03	$-

Granted	104,069,387	0.006	-
Expired	(2,440,474)	0.09	-
Exercised	(10,707,030)	0.006	-
Outstanding at December 31, 2013	176,574,286	0.02	-

Granted	56,326,316	0.001	-
Expired	(12,938,198)	0.049	-
Exercised	(3,558,567)	0.001	-
Cancelled	(6,647,461)	0.013	-
Outstanding at December 31, 2014	209,756,376	0.01	-

The following is additional information with respect to the Company's warrants as of December 31, 2014:

Number of Warrants	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Average Exercise Price	Currently Exercisable
180,012,183	$0.00024-$0.0096	2.96	$0.0037	180,012,183
27,110,063	$0.0108-$0.084	0.82	$0.0348	27,110,063
2,574,606	$0.1-$0.1884	2.20	$0.1139	2,574,606
59,524	$0.84	0.90	$0.8400	59,524
209,756,376				209,756,376

NOTE 18 – INCOME TAXES

The income tax provision (benefit) consists of the following:

	December 31,
	2014		2013
Federal
Current	$	−	$	−
Deferred		2,639,100		5,739,800
State and local
Current		−		−
Deferred		442,100		961,500
Change in valuation allowance		(3,081,200)		(6,701,300)
Income tax provision (benefit)	$	−	$	−

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the year ended December 31, 2014 and 2013 is as follows:

	2014	2013
U.S. Federal statutory rate	(34.0)%	(34.0)%
State tax benefit, net of federal tax	(5.7)	(5.7)
Sec 382 impairment of NOL carryover	91.0	258.2
Change in fair value of derivative liability	16.7	(3.6)
Other permanent differences	9.0	5.4
Deferred tax true-up	−	(13.3)
Change in valuation allowance	(77.0)	(207.0)
Income tax provision (Benefit)	0.0%	0.0%

As of December 31, 2014 and 2013 the deferred tax asset consisted of the following:

	2014		2013
Deferred Tax Asset
Net operating loss carryovers		$906,100		$3,705,200
Stock-based compensation		1,455,700		1,455,700
Derivative liability		79,600		82,000
Contributions carryover		3,300		3,100
Accrued legal claims		14,500		173,000
Accrued compensation		377,900		503,100
Total deferred tax asset		2,837,100		5,922,100
Valuation allowance		(2,757,500)		(5,838,700)
Net Deferred Tax Asset, net of valuation allowance		79,600		83,400

Deferred Tax Liability
Convertible debt		(79,600)		(83,400)
Total deferred tax liability		(79,600)		(83,400)
Net Deferred Tax Asset (Liability)	$	−	$	−

As of December 31, 2014 and 2013, the Company had approximately $2.3 million and $9.3 million, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income. These net operating losses which, if not utilized, begin expiring between the years 2014 through 2034. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry over may be subject to an annual limitation in the event of a change of control.  The Company performed an evaluation as to whether a change of control, as defined under the regulations has taken place, and concluded that a change of control has occurred during the periods ended December 31, 2014 and December 31, 2013. Due to the section 382 ownership change the Company’s Nol carryovers are subject to an annual limitation of approximately $114,000. The Company’s deferred tax asset related to its net operating loss carryovers has been impaired by $11,985,000 since this represents the tax effect of the Company’s net operating loss carryovers that will expire unused due to the annual limitation as calculated under section 382.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 - “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2014 and December 31, 2013. For the year ended December 31, 2014 and 2013 the change in deferred tax asset valuation allowance was $(3,081,200) and $(6,701,300) respectively.

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

No interest or penalties were recorded during the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 and December 31, 2013 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in U.S. federal and various state jurisdictions and is subject to audit by tax authorities beginning with the year ended December 31, 2011.

NOTE 19 – SUBSCRIPTIONS RECEIVABLE

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

NOTE 20 – CREDIT RISK

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

NOTE 21: OFFICERS AND DIRECTORS

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

NOTE 22: SUBSEQUENT EVENTS

Issuance of Common Stock

From January 1, 2015 through June 5, 2015, the Company issued a total of 558,685,711 shares of common stock upon the requests from note holders to convert principal plus accrued interest totaling $29,184 into the Company’s common stock based on the terms set forth in the loans. The conversion rates were from $0.00005 to $0.0000667 per share.

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

On April 6, 2015, the Company issued 25,000,000 shares of common stock to a note lender for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $5,000 of interest expense for such issuance.

Issuance of Series H Preferred Stock

From January 1, 2015 through June 5, 2015, the Company issued 3 shares of Series H Preferred Stock with a stated value of $75,000 to Tarpon, a related party, as compensation per the terms of a consulting agreement entered into with Tarpon on June 13, 2014.

Issuance of Convertible Promissory Notes

On January 15, 2015 the Company issued a convertible promissory note in the principal amount of $10,500 to Tarpon, a related party. The convertible note matures on January 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On January 23, 2015 the Company issued a convertible promissory note in the principal amount of $18,500 to Tarpon, a related party. The convertible note matures on December 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On February 3, 2015 the Company issued a convertible promissory note in the principal amount of $50,000. The convertible note matures on August 31, 2015 with the stated interest rate at 8%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On February 11, 2015 the Company issued a convertible promissory note for $11,000 to Tarpon, a related party. The convertible note matures on January 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On February 23, 2015 the Company issued a convertible promissory note in the principal amount of $25,000 to Tarpon, a related party. The convertible note matures on February 29, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On March 5, 2015 the Company issued a convertible promissory note in the principal amount of $17,500 to Tarpon, a related party. The convertible note matures on March 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On March 18, 2015 the Company issued a convertible promissory note in the principal amount of $13,000 to Tarpon, a related party. The convertible note matures on March 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On April 6, 2015 the Company issued a convertible promissory note in the principal amount of $23,000. The convertible note matures on March 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a conversion price of $0.0001 per share. In addition, 46,000,000 warrants were issued with an exercise price of $0.00012 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

On April 17, 2015 the Company issued a convertible promissory note in the principal amount of $30,000 to Tarpon, a related party. The convertible note matures on April 30, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On April 29, 2015 the Company issued a convertible promissory note in the principal amount of $15,000 to Tarpon, a related party. The convertible note matures on April 30, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On May 13, 2015 the Company issued a convertible promissory note in the principal amount of $15,000 to Tarpon, a related party. The convertible note matures on May 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On May 18, 2015 the Company issued a convertible promissory note in the principal amount of $5,500 to Tarpon, a related party. The convertible note matures on May 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On May 28, 2015 the Company issued a convertible promissory note in the principal amount of $15,000 to Tarpon, a related party. The convertible note matures on May 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On May 28, 2015 the Company issued a convertible promissory note in the principal amount of $3,888 to Tarpon, a related party. The convertible note matures on May 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

Definitive Information Statement filed with SEC for Capital Increase and Reverse Stock Split

A Preliminary Information Statement was filed with the SEC on October 24, 2014, and the Definitive Information Statement on December 11, 2014, to notify the Company’s stockholders that on October 24, 2014, our stockholders approved the following amendments (the “Amendments”) to our Certificate of Incorporation: (1) a Reverse Stock Split of the Company’s common stock at a ratio of not less than one-for-one hundred and not more than one-for-five hundred as determined by our Board of Directors (the “Reverse Stock Split”), subject to the Board’s discretion to determine, without any further action by stockholders, not to proceed with a reverse stock split if it determines that a reverse stock split is no longer in the best interest of the Company and its stockholders, and (2) the authorization of an increase in the number of authorized shares of common stock from two billion (2,000,000,000) shares of common stock, par value $.001 per share, to ten billion (10,000,000,000) shares of common stock, par value $.00001 per share. The Amendment increasing our authorized common stock to 10,000,000,000 shares has become effective with the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware.  Following Board determination on March 27, 2015 that the Reverse Stock Split ratio would be 1:500, we filed on April 2, 2015 for approval of and an effective date for the Reverse Stock Split with the Financial Industry Regulatory Authority (FINRA). Currently, the Company is awaiting approval from FINRA for the reverse stock split to become effective.

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

Amendments to Articles of Incorporation

Series I Convertible Preferred Stock

On April 9, 2015, the number, designation, rights, preferences and privileges of the Series I Convertible Preferred Stock (“Series I Preferred Stock”) were established by the Board. The designation, rights, preferences and privileges that the Board established for the Series I Preferred Stock are set forth in a Certificate of Designations that was filed with the Secretary of State of the State of Delaware on April 9, 2015.

The Certificate of Designations for the Series I Preferred Stock provides for the issuance of up to 500 shares of Series I stock with a par value of $0.00001 per share and a stated value of $1,000 per share.

The Series I Preferred Stock is convertible at the option of the holder into such number of shares upon the conversion ratio equal to the aggregate stated value of the Series I Preferred Stock converted divided by $0.002.

Holders of Series I Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall accrue, annually in arrears at December 31 of each year, commencing on the Issuance Date, cumulative dividends on the Series I Preferred Stock at the rate per share (as a percentage of the Stated Value per share) equal to five percent (5%) per annum on the Stated Value, payable at the option of the Company in cash or common stock valued at the average of the closing trade prices per share of the sixty (60) trading days of the calendar year.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series I Preferred Stock are entitled to receive out of the assets of the Company the stated value per share of Series I preferred stock then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series I Preferred Stock as to such payment or distribution.

Series J Convertible Preferred Stock

On April 9, 2015, the number, designation, rights, preferences and privileges of the Series J Convertible Preferred Stock (“Series J Preferred Stock”) were established by the Board. The designation, rights, preferences and privileges that the Board established for the Series J Preferred Stock are set forth in a Certificate of Designations that was filed with the Secretary of State of the State of Delaware on April 9, 2015.

The Certificate of Designations for the Series J Preferred Stock provides for the issuance of up to 500 shares of Series J stock with a par value of $0.00001 per share and a stated value of $1,000 per share.

The Series J Preferred Stock is convertible at the option of the holder into such number of shares upon the conversion ratio equal to the aggregate stated value of the Series J Preferred Stock converted divided by $0.0005.

Holders of Series J Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall accrue, annually in arrears at December 31 of each year, commencing on the Issuance Date, cumulative dividends on the Series J Preferred Stock at the rate per share (as a percentage of the Stated Value per share) equal to five percent (5%) per annum on the Stated Value, payable at the option of the Company in cash or common stock valued at the average of the closing trade prices per share of the sixty (60) trading days of the calendar year.

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series J Preferred Stock, subject to the ownership limitation set forth in the Series J designation, shall vote together with the holders of Common Stock, on an as “converted basis”, without regard to class, except as to those matters on which separate class voting is required by applicable law or the Articles of Incorporation or bylaws.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series J Preferred Stock are entitled to receive out of the assets of the Company the stated value per share of Series J preferred stock then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series J Preferred Stock as to such payment or distribution.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) On February 6, 2015, the Board of Directors of the Company accepted the resignation of Marcum LLP, its independent registered public accounting firm. On the same date, February 6, 2015, the accounting firm of John Scrudato CPA was engaged as the Company's new independent registered public accounting firm, to audit the Company’s financial statements for its fiscal year ending December 31, 2014. From the date that Marcum LLP were engaged, April 25, 2003, to the present time, or any other period of time, the reports of Marcum LLP on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Marcum LLP as to the Company’s financial statements for its fiscal years ended December 31, 2012 and December 31, 2013, were modified for uncertainty due to the substantial doubt about the Company’s ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Marcum LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Marcum LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

The Company has requested that Marcum LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter is attached as an exhibit to this Form 8-K.

b) On February 6, 2015, the Company engaged John Scrudato CPA as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted John Scrudato CPA regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A

.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2014.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the 1992 criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2014:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Principal Positions and Offices with our Company	Director Since
Leslie J. Kessler	67	Chief Executive Officer and Chairman of the Board	2007
Stephen M. Hicks	55	President and Director	2014
Gilbert Steedley	49	Director	2014
Henry Sargent	48	Vice President and Secretary

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

Stephen M. Hicks is the Chief Executive Officer and founding principal of Southridge LLC. Mr. Hicks sets the overall strategic direction for the Southridge group of companies, and is responsible for business development and execution. Mr. Hicks founded Southridge in 1996. Active in the investment industry for over 25 years, Mr. Hicks has broad experience in financial structuring, derivatives, risk arbitrage, and investment banking. He received his BS in Business Administration from King's College in Briarcliff Manor, New York, and an MBA from Fordham University, in New York City. On October 25, 2010, the SEC filed a lawsuit in the United States District Court for Connecticut against Southridge Advisors and Mr. Hicks alleging, among other things, that a position in previously managed funds were overvalued and that such conduct as well as other matters amounted to violations of Section 17(a) of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, and Sections 206(1), 206(2) and 206(4) if the Investment Advisers Act and Rule 206(4)-8 thereunder.  The lawsuit seeks injunctive relief and monetary penalties.

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

Henry Sargent, JD, CFA, is Southridge's Chief Operating Officer and General Counsel. His responsibilities include investment selection, deal structuring and monitoring, workouts, and reorganization. Prior to joining Southridge in 1998, Mr. Sargent spent several years at a New York-based corporate and securities law firm, specializing in private placements, venture capital financing, and corporate reorganizations. He received a BA from Connecticut College and his JD from Fordham University School of Law, NY. Mr. Sargent is a member of the New York Bar Association, the CFA Institute, and the New York Society of Security Analysts.

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

Director Compensation

The Company did not pay its directors any compensation in 2014 for their service as directors, and does not at this time have a compensation program in place for its directors.

Other Information about our Board of Directors

During our fiscal year ended December 31, 2014, our Board of Directors met twice and acted by written consent four times.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors. In fiscal 2014, every director attended at least 75 percent of the meetings of the Board and the committees on which he or she served held during his or her time of service.

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance at meetings of our shareholders

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended December 31, 2014, with the following exceptions:

During 2014, Stephen Hicks was elected as a director and appointed as President of the Company on April 2, 2014, and Gilbert Steedley was elected a director and Henry Sargent, as Vice President and Secretary, on that same date.  Mr. Hicks filed a late Form 3 on June 30, 2014; Mr. Steedley filed a late Form 3 on April 22, 2014; and Henry Sargent filed a late Form 3 on April 30, 2014.

On June 30, 2014, Mr. Hicks filed a late Form 4 with respect to two convertible notes issued by the Company to companies controlled by Mr. Hicks on April 4 and 24, 2014, and with respect to shares of Series G Preferred Stock issued to Mr. Hicks, and shares of Series H Preferred Stock issued to a company controlled by Mr. Hicks, on June 17, 2014.

On September 17, 2014, Mr. Hicks filed a late Form 4 with respect to shares of Series H Preferred Stock issued to a company controlled by Mr. Hicks, on July 1, August 1, and September 1, 2014.

On October 8, 2014, Mr. Hicks filed a late Form 4 with respect to shares of Series H Preferred Stock issued to a company controlled by Mr. Hicks, on October 1, 2014.

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

Item 11.

Executive Compensation.

General

The following table sets forth, with respect to our fiscal years ended December 31,  2014, 2013 and 2012, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2014 and certain other executive officers, including our Chief Financial Officer and Chief Operating Officer.

SUMMARY COMPENSATION TABLE

	Fiscal Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Leslie J. Kessler, Chief	2014	$180,000				$180,000
Executive Officer (1)	2013	180,000	$97,500	$126,000		403,500
	2012	210,000	65,000	109,840	--	384,840

Stephen M. Hicks, President	2014	-	-	-	-	-

Terry R. Lazar, Chief Financial	2014	18,750				18,750
Officer (2)	2013	150,000	65,000	95,600		310,600
	2012	180,000	65,000	109,840	--	354,840

Gerard Stoehr, Chief Operating	2014
Officer (3)	2013	145,385
	2012	208,615	--	14,600	--	223,2115

(1)

Ms. Kessler was appointed our President in January 2007 and Chief Executive Officer in February 2007. From May 2006 to January 2007, she was an outside consultant to our company. The amounts reflected in the table constitute the total compensation earned by Ms. Kessler during the subject fiscal years, whether or not actually paid to her. Ms. Kessler elected to defer $162,692 and $97,500 from her 2012 and 2011 salaries, respectively.

(2)

In 2012, Ms. Kessler was awarded 1,000,000 shares of our common stock. We recorded $65,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In addition, in 2012, Ms. Kessler was also awarded warrants to purchase 15,000,000 shares of our common stock at exercise price of $0.006 per share. We recorded $72,900 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In 2012, Ms. Kessler received warrants to purchase 1,805,119 shares of our common stock at exercise price of $0.013 to $0.058 per share as the Directors Fees that were approved by the Board of Director on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly, and warrants to purchase an aggregate of 4,842,162 shares of common stock, at exercise prices ranging from $0.0039 to $0.0185, for Directors Fees for 2013.

On March 18, 2013, the Company issued to Ms. Kessler 15,000,000 shares of common stock and rights to purchase additional 15,000,000 shares of common stock at the exercise price of $0.0033 per shares. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrant has term of five year. The Company recorded $188,700 stock-based compensation which includes $97,500 for the shares issuance and $91,200 for the warrants granted. We recorded a total of $34,800 as director fees warrant compensation issuances and have included such amount in the Summary Compensation Table

(3)

Mr. Lazar was appointed Chief Financial Officer and a director of our company in September 2007 and resigned from these positions in February 2014. The amounts reflected in the table constitute the total compensation earned by Mr. Lazar during the subject fiscal years, whether or not actually paid to him. Mr. Lazar elected to defer $129,150 and $76,050 from his 2012 and 2011 salary, respectively. In 2011, Mr. Lazar was awarded 3,000,000 shares of our common stock and was also awarded warrants to purchase 2 million shares of our common stock at exercise price of $0.07 per share. We recorded $339,000 and $128,300 in stock-based compensation in connection with these awards and have included such amount in the Summary Compensation Table. In 2012, Mr. Lazar was awarded 1,000,000 shares of our common stock. We recorded $65,000 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In addition, in 2012, Mr. Lazar was awarded warrants to purchase 15,000,000 of our common stock at exercise price of $0.006 per share. We recorded $72,900 in stock-based compensation in connection with such award and have included such amount in the Summary Compensation Table. In 2012, Mr. Lazar received warrants to purchase 1,805,119 shares of our common stock at exercise price of $0.013 to $0.058 per share as the Directors Fees that was approved by the Board of Director on December 6, 2011, when the Board approved to replace directors annual compensation of $50,000 with three year warrants payable quarterly. We recorded a total of $36,940 as director fees warrant compensation issuances and have included such amount in the Summary Compensation Table.

On March 18, 2013, the Company issued Mr. Lazar 10,000,000 shares of common stock and rights to purchase additional 10,000,000 shares of common stock at the exercise price of $0.0033 per shares. The issuance was approved by the Company’s Compensation Committee on February 11, 2013. The warrant has term of five years. The Company recorded $125,800 stock-based compensation which includes $65,000 for the shares issuance and $60,800 for the warrants granted. We recorded a total of $34,800 as director fees warrant compensation issuances in 2013 and have included such amount in the Summary Compensation Table.

(4)

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

Employment Agreements/Arrangements with Executive Officers

On February 5, 2015, pursuant to a letter agreement with Ms. Kessler, her April, 2008, employment agreement was terminated, and she agreed on revised terms for her employment with the Company.   Ms. Kessler and the Company agreed to satisfy and terminate all deferred compensation and loan obligations, apart from a $17,500.00 loan to the Company which shall remain outstanding, by having the Company issue to her 325 shares of a new series of preferred with a stated value equal to $325,000 in order to satisfy in full the Company’s existing deferred compensation and loan obligations to her, other than the $17,500 that remains outstanding.  The preferred stock shall carry an annual dividend yield of five percent (5%), and shall be convertible into shares of common stock at a conversion price of $0.0005 per share, at the option of Ms. Kessler.  The Company has the option to redeem the preferred stock at any time for an amount equal to its stated value plus any accrued dividend by paying cash to Ms. Kessler.  For 2015, Ms. Kessler is to receive monthly compensation for her services to the Company of $10,000 in cash and $5,000 in stated value of Series H preferred stock.  For 2015, Ms. Kessler is also to receive cash bonus compensation from the Company from revenue received from sales generated by her as set forth in the letter agreement.

On October 24, 2014, the Company entered into an agreement in to satisfy outstanding liabilities of the Company due to our former Chief Financial Officer and director, Terry R. Lazar, dating back to 2009.  Mr. Lazar resigned as a director and Chief Financial Officer effective February 15, 2014.  Mr. Lazar and the Company terminated the April 2008 employment agreement between Mr. Lazar and the Company and agreed to satisfy and terminate all deferred compensation and loan obligations of the Company due to him by having the Company issue him a new series of preferred stock.  Per the terms of the agreement the Company shall issue 200 shares of preferred stock with a stated value equal to $200,000. The preferred stock shall carry an annual dividend yield of 5%, and shall be convertible into 100,000,000 shares of common stock at the option of Mr. Lazar. The Company has the option to redeem the preferred stock at any time for an amount equal to its stated value plus any accrued dividend by paying cash to Mr. Lazar subject to a conversion notice tendered by the holder within five days from receipt of a redemption notice.  Mr. Lazar on February 4, 2015, advised the Company in writing that he was rescinding the agreement. The Company believes that the agreement is a valid and binding agreement between the Company and Mr. Lazar.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed, as of December 31, 2014:

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

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Leslie Kessler	15,000,000			0.006	10/25/17
	104,167			0.057	10/21/2015
	200,000			0.1	10/4/2015
	89,928			0.139	2/7/2016
	367,647			0.034	7/2/2015
	961,538			0.013	11/5/2015
	3,205,128			0.0039	1/11/2016
	15,000,000			0.0033	2/11/2018
	961,538			0.013	4/05/2016
	675,676			0.0185	7/01/2016
	1,259,000			0.0100	10/01/2016

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We currently have outstanding the following voting securities: our common stock, and the following series of our class of preferred stock: Series A Preferred Stock, Series D Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, and Series H Preferred Stock.

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of April 22, 2015, by:

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

The following table sets forth the name of the Series G Stockholder and the number of shares of Series G Preferred held by the Series G Stockholder.

Name of Series G Stockholder	Number of Shares of Series G Preferred held
Stephen M. Hicks 90 Grove Street Ridgefield, CT 06877	51

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

The following table sets forth the name of the Series H Stockholder and the number of shares of Series H Preferred held by the Series G Stockholder.

Name of Series H Stockholder	Number of Shares of Series H Preferred held
Tarpon Bay Partners LLC 17210 Germano Court Naples, FL 34110	29

Common Stock:

Name and Address of Stockholder (1)	Amount and Nature of Beneficial Ownership		Percentage of Class(2)
Leslie Kessler	75,218,552	(3)	2.90%
Stephen M. Hicks c/o Southridge LLC Executive Pavilion, 90 Grove Street Ridgefield, CT 06877	6,700,780,361	(4)	72.64%
All executive officers and directors as a group (3)	6,775,998,913		73.13%

  (1)

The addresses of our executive officers and directors, and of any other stockholder for whom an address is not given,  listed in the above table are c/o the Company, 35 East Mall, Plainview, NY 11803.

  (2)

Based on 2,548,778,041shares of common stock outstanding as of April 22, 2015.

  (3)

Ms. Kessler is our Chief Executive Officer and a member of our board of directors.  Ms. Kessler owns 33,133,003 shares of common stock directly, and additionally owns beneficially (a) 42,085,549 shares of our common stock issuable upon exercise of warrants granted to Ms. Kessler or issued to Ms. Kessler in connection with loans made to or investments made in the Company by Ms. Kessler; and upon conversion of outstanding loans to the Company made by Ms. Kessler to the Company in 2010 and 2011.

 (4)

Stephen M. Hicks has voting and investment control over securities held by Tarpon Bay Partners LLC (“Tarpon”), which is the record holder of 29 shares of Series H Convertible Preferred Stock (“Series H Preferred”) of the Company. As a result of such control of Tarpon and stock ownership, Mr. Hicks has voting power over the 611,038,961shares of common stock into which the Series H Preferred shares are convertible on all matters upon which the Company’s holders of common stock are entitled to vote or to which stockholders are entitled to give consent.  At April 22, 2015, Mr. Hicks owns beneficially 6,064,366,400 shares of common stock, through his voting and investment control of securities of the Company held by Tarpon Bay Partners LLC, ASC Recap LLC and Southridge II LP.  This number does not include the 51 shares of Series G Preferred owned by Mr. Hicks, which is representative of 2,652,887,379 shares solely for voting purposes.   For more information, please see the Series G Stockholder table above.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Related parties of the Company consist of, in addition to our officers and directors, the following individuals/entities:

Related Parties	Relationship

Southridge LLC (“Southridge”)	An entity of which the Company’s President and member of its board of directors is the Chief Executive Officer and controls the entity.
Southridge Partners II LP (“Southridge II”)

An entity of which the Company’s President and member of its board of directors is the Manager of the general partner of Southridge II. Southridge II is a controlled company in the Southridge LLC group of companies.

Tarpon Bay Partners, LLC (“Tarpon”)	An entity of which the Company’s President and member of its board of directors is the Manager. Tarpon is a controlled company in the Southridge LLC group of companies.
ASC Recap LLC (“ASC Recap”)	An entity of which the Company’s President and member of its board of directors is the Manager. ASC Recap is a controlled company in the Southridge LLC group of companies.

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

The directors’ compensation for services on the Board of Directors in the 2013 fourth quarter was not paid in 2013

On February 5, 2015, pursuant to a letter agreement with Ms. Kessler, her April, 2008, employment agreement was terminated, and she agreed on revised terms for her employment with the Company.   Ms. Kessler and the Company agreed to satisfy and terminate all deferred compensation and loan obligations, apart from a $17,500.00 loan to the Company which shall remain outstanding, by having the Company issue to her 325 shares of a new series of preferred with a stated value equal to $325,000 in order to satisfy in full the Company’s existing deferred compensation and loan obligations to her, other than the $17,500 that remains outstanding.  The preferred stock shall carry an annual dividend yield of five percent (5%), and shall be convertible into shares of common stock at a conversion price of $0.0005 per share, at the option of Ms. Kessler.  The Company has the option to redeem the preferred stock at any time for an amount equal to its stated value plus any accrued dividend by paying cash to Ms. Kessler.  For 2015, Ms. Kessler is to receive monthly compensation for her services to the Company of $10,000 in cash and $5,000 in stated value of Series H preferred stock.  For 2015, Ms. Kessler is also to receive cash bonus compensation from the Company from revenue received from sales generated by her as set forth in the letter agreement.

On October 24, 2014, the Company entered into an agreement in to satisfy outstanding liabilities of the Company due to our former Chief Financial Officer and director, Terry R. Lazar, dating back to 2009.  Mr. Lazar resigned as a director and Chief Financial Officer effective February 15, 2014.  Mr. Lazar and the Company terminated the April 2008 employment agreement between Mr. Lazar and the Company and agreed to satisfy and terminate all deferred compensation and loan obligations of the Company due to him by having the Company issue him a new series of preferred stock.  Per the terms of the agreement the Company shall issue 200 shares of preferred stock with a stated value equal to $200,000. The preferred stock shall carry an annual dividend yield of 5%, and shall be convertible into 100,000,000 shares of common stock at the option of Mr. Lazar. The Company has the option to redeem the preferred stock at any time for an amount equal to its stated value plus any accrued dividend by paying cash to Mr. Lazar subject to a conversion notice tendered by the holder within five days from receipt of a redemption notice.  Mr. Lazar on February 4, 2015, advised the Company in writing that he was rescinding the agreement. The Company believes that the agreement is a valid and binding agreement between the Company and Mr. Lazar.

Issuance of Promissory Notes

During March 2014 and April 2014, the Company’s Chief Executive Officer made a short term loan of $6,500 and $4,800 to the Company. This loan was intended to be repaid within 2 months. No documents were prepared nor interest accrued. As of September 30, 2014 the loan has been paid in full.

Transactions with Southridge LLC and Affiliated Companies

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

On November 10, 2014 the Company issued a convertible promissory note for $ 20,000 to Southridge II. The note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

On November 13, 2014 the Company issued a convertible promissory note to a related party for $ 12,500 to Southridge II. The note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

On November 17, 2014 the Company issued a convertible promissory note for $ 4,156 to Tarpon. The note matures on October 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

On December 23, 2014 the Company issued a promissory note for $ 15,000 to Southridge II. The note matures on March 31, 2015 with the stated interest rate at 8%.

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

Item 14.

Principal Accountant Fees and Services.

Marcum LLP served as our independent registered public accountants for our fiscal year ended December 31, 2013, and we engaged John Scrudato CPA as our independent registered public accountant for our fiscal year ended December 31, 2014.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2014 and 2013 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2013	2014
Audit fees (1)	$97,500	$169,050
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	0	0

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

(4)

No other services were provided during the years ended December 31, 2013 and 2014.

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

Our board reviewed the audited financial statements of our company for the year ended December 31, 2014 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by [Independence Standards Board Standard No. 1,] and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements and schedules included in this Annual Report on Form 10-K are listed in Item 8.

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

3.1g	Certificate of Amendment, filed February 26, 2015. [Incorporated by reference to Exhibit 3.1g to our Quarterly Report on Form 10-Q, filed with the SEC on March 2, 2015.]
3.1h

Certificate of Designations for Series I and J Convertible Preferred Stock, filed April 9, 2015. [Incorporated by reference to Exhibit 3.1h to our Current Report on Form 8-K, filed with the SEC on April 17, 2015.].

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

4.5

Series B Warrant to Purchase Common Stock and Allonge to an Amendment and Extension of Common Stock Purchase Warrant.   [Incorporated by reference to Exhibit 4.6 to Amendment No. 1 to our Annual Report on Form 10-KSB/A, filed with the SEC on November 17, 2003 (File No.: 0-30544).]

4.6

Series B Second Allonge to an Amendment and Extension of Common Stock Purchase Warrant.  [Incorporated by reference to Exhibit 4.6 to our Registration statement on Form SB-2, filed with the SEC on January 24, 2005 (File No.: 0-30544).]

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

Date: June 5, 2015	PURESAFE WATER SYSTEMS, INC.

	By:	/s/Leslie J. Kessler
Leslie J. Kessler, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Leslie J. Kessler	Chief Executive Officer and Director	June 5, 2015
Leslie J. Kessler
(Principal Executive Officer)

/s/ Stephen M. Hicks	President and Director	June 5, 2015
Stephen M. Hicks

/s/ Gilbert Steedley	Director	June 5, 2015
Gilbert Steedley