Form 10-Q
period 2015-03-31
PureSafe Water Systems, Inc.
filed 2015-09-30
CIK 764839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-09478

PureSafe Water Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0515678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 3rd Ave, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 28, 2015, 2,548,778,041 shares of the common stock of the registrant were issued and outstanding.

PURESAFE WATER SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Current Assets
Cash	$258	$4,967
Inventories	141,636	141,636
Prepaid expenses and other current assets	36,592	38,281
Total Current Assets	178,486	184,884

Property and equipment, net of accumulated depreciation of $44,449 and $44,449, respectively	-	-
Patents and trademarks, net of accumulated amortization of $55,549 and $54,023, respectively	51,792	53,318
Other assets	23,390	23,390
Total Assets	$253,668	$261,592

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$1,607,843	$1,474,363
Accrued compensation	342,943	951,982
Accrued consulting and director fees	144,000	144,000
Notes payable to officer and director (including accrued interest of $0 and $170,710, respectively)	20,989	560,760
Convertible promissory notes (including accrued interest of $375,661 and $327,807 and net of debt discount of $222,291 and $200,459, respectively)	1,934,718	1,772,571
Promissory notes payable (including accrued interest of $281,646 and $273,086 respectively)	838,129	842,531
Fair value of detachable warrants and conversion option	881,300	2,354,600
Accrued dividends payable	190,328	190,328
Preferred stock to be issued	-	40,000
Common stock to be issued	22,895	5,000

Total Current Liabilities	5,983,145	8,336,135

Total Liabilities	5,983,145	8,336,135

Commitments and Contingencies
	-	-
Stockholders' Deficiency:
Preferred stock par value $0.00001 par value; 10,000,000 shares authorized; 184,750 and 184,224 shares issued and outstanding (liquidation preference $4,427,439 and $3,858,801, as of March 31, 2015 and December 31, 2014, respectively)	2	2
Common stock par value $0.00001: 10,000,000,000 shares authorized; 2,090,882,330 shares issued and 2,090,877,930 shares outstanding at March 31, 2015; 1,743,981,286 shares issued and 1,743,976,886 shares outstanding at December 31, 2014	20,909	17,439
Additional paid in capital	45,441,441	44,170,214
Treasury stock, at cost, 4,400 shares of common stock	(5,768)	(5,768)
Accumulated deficit	(51,186,061)	(52,256,430)

Total Stockholders' Deficiency	(5,729,477)	(8,074,543)

Total Liabilities and Stockholders' Deficiency	$253,668	$261,592

The accompanying notes are an integral part of these condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Sales	$-	$-

Cost of Sales	-	-

Gross Profit (Loss)	-	-

Operating expenses:
Compensation and related benefits, including stock-based compensation of $15,000 and $0 for the three months ended March 31, 2015 and 2014, respectively	111,564	96,849
Insurance and medical benefits	19,009	34,382
Research and development	2,031	-
Professional, legal and consulting fees	67,985	28,388
Occupancy	94,984	15,855
Other administrative and general	13,482	19,028
Total operating expenses	309,055	194,502

Loss from operations	(309,055)	(194,502)

Other income (expense):
Interest expense, including interest to related parties of $7,285 and $13,401 for the three months ended March 31, 2015 and 2014, respectively	(526,976)	(207,765)
Change in fair value of derivative liabilities	1,906,400	(107,800)
Total Other Income (Expense)	1,379,424	(315,565)

Net Income (Loss)	1,070,369	(510,067)

Dividend on preferred stock	(33,638)	(27,075)

Net Income (Loss) Attributable to Common Stockholders	$1,036,731	$(537,142)

Net Income (Loss) Attributable to Common Stockholders
Per Share:
Basic	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	2,237,929,789	1,084,720,281
Diluted	24,598,126,362	1,084,720,281

The accompanying notes are an integral part of these condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net income (loss)	$1,070,369	$(510,067)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of patents and trademarks	1,526	1,526
Interest expense - amortization of deferred financing	-	4,250
Professional fees - note conversions	600	375
Stock based compensation	15,000	-
Accretion of debt discount	124,517	87,920
Interest expense - derivative liabilities	318,950	49,600
Change in fair value of warrants and embedded conversion option	(1,906,400)	107,800
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,689	32,780
Accounts payable, accrued expenses, accrued interest, accrued dividends, accrued compensation, accrued consulting and director fees, and other current liabilities	232,111	133,429
Net Cash Used in Operating Activities	(141,638)	(92,387)

Cash Flows From Financing Activities:
Cash proceeds from convertible promissory notes	146,350	-
Cash received under preferred stock subscription	51	-
Cash proceeds from promissory notes, officers and directors	3,490	6,500
Repayment of officers and directors loans	-	(6,300)
Cash proceeds from notes payable	-	92,500
Repayment of notes payable	(12,962)	(2,500)
Net Cash Provided by Financing Activities	136,929	90,200

Net increase (decrease) in cash	(4,709)	(2,187)

Cash at beginning of period	4,967	2,199

Cash at end of the period	$258	$12

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$992	$20

Non-Cash Investing and Financing Activities:
Common stock issued for the settlement of liabilities	$22,111	$47,756
Common stock issued for settlement of convertible debt	$5,990	$30,680
Conversion of convertible debt, common stock to be issued	$17,595	$-
Reclassification of derivative liabilities to equity	$32,200	$12,600
Conversion of accrued liabilities to convertible notes	$-	$100,000
Preferred stock issued under debt restructure	$1,199,045	$-
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$146,350	$75,000

The accompanying notes are an integral part of these condensed consolidated financial statements

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

The operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on June 05, 2015.

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

The condensed consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets and property and equipment), contingencies, as well as the recording and presentation of its common stock and other securities. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2015 and December 31, 2014 the Company did not have any cash equivalents.

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

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets. Amortization of deferred financing cost was $0 and $4,250 for the three months ended March 31, 2015 and 2014, respectively.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

	For the Three Months Ended
	March 31,
	2015	2014
Assumptions:
Risk-free interest rate	0.05-1.37%	0.03-1.73%
Expected life	.01 – 4.64 years	.08 – 4.5 years
Expected volatility	175%-183%	165%-167%
Dividends	0.0%	0.0%

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

For the three months ended March 31, 2015 and 2014 the Company recorded stock based compensation of $15,000 and $0, respectively.

The Black-Scholes option valuation model is used to estimate the fair values of options. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the subject options or warrants. During the three months ended March 31, 2015 the Company has not granted any options or warrants.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2015 and 2014.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. The Company incurred a charge of $2,031 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss from operations of approximately $309,000 for the three months ended March 31, 2015. The Company has a working capital deficit of approximately $5.8 million as of March 31, 2015. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $51.2 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to March 31, 2015, the Company has issued approximately $134,000 of convertible notes payable. From April 1, 2015 until September 30, 2015, the Company issued 432,895,711 shares of common stock, relating to prior period conversion requests, for the settlement of $19,200 loan principal plus $3,695 accrued interest, and fees. As of September 30, 2015 the Company has a cash overdraft of approximately $(1,000).

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

The FASB and the SEC have issued certain accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Tarpon Bay Partners, LLC (“Tarpon”)	An entity of which the President and member of the board of directors of the Company is the Manager. Tarpon is a controlled company in the Southridge LLC group of companies.
ASC Recap LLC (“ASC Recap”)	An entity of which the President and member of the board of directors of the Company is the Manager. ASC Recap is a controlled company in the Southridge LLC group of companies.

NOTE 6: INVENTORIES

Inventories consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Finished Goods	$141,636	$141,636
Total	$141,636	$141,636

NOTE 7: BASIC AND DILUTED EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities.

Diluted earnings (loss) per share gives the effect of all potentially dilutive securities on earnings per share. Our outstanding convertible preferred stock, convertible notes, and warrants are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding is the dilutive effect of our convertible notes and convertible preferred stock.

The following table represents a reconciliation of the basic and diluted earnings (loss) per share, or EPS, computations contained in our condensed consolidated financial statements:

	Three Months ended March 31, 2015			Three Months Ended March 31, 2014
	Net Income (loss)	Weighted-Average Shares	Earnings Per Share	Net Income (loss)	Weighted-Average Shares	Earnings Per Share
Basic EPS	$1,036,731	2,237,929,789	$0.0005	$(537,142)	1,084,720,281	$(0.0005)
Effect of dilutive securities:
Convertible preferred stock	6,563	1,437,584,721	(0.0003)	–	–	–
Convertible notes	(1,469,412)	20,922,611,852	(0.00022)	–	–	–
Diluted EPS	$(426,118)	24,598,126,362	$(0.00002)	$(537,142)	1,084,720,281	$(0.0005)

The weighted-average diluted common shares outstanding for the three months ended March 31, 2015 and 2014 excludes the effect of the following potentially dilutive securities because their effect would be anti-dilutive.

	March 31,
	2015	2014
Warrants	19,857,429	45,827,041
Convertible promissory notes	–	502,849,869
Convertible preferred stock	–	1,545,760
Total	19,857,429	550,222,670

For the three months ended March 31, 2015 and 2014, 177,900,805 and 130,172,245 warrants, respectively were included in EPS as their exercise price was determined to be nominal.

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

Liabilities measured at fair value on a recurring basis at March 31, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Embedded conversion feature	$–	$–	$876,500	$876,500
Warrant liability	$–	$–	$4,800	$4,800
Balance at March 31, 2015	$–	$–	$881,300	$881,300

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended March 31, 2015.

		Conversion
	Warrants	Feature	Total
Balance at – December 31, 2014	$11,400	$2,343,200	$2,354,600

Included in stock based compensation	–	–	–
Change in fair value of derivative liability	(6,600)	(1,899,800)	(1,906,400)
Included in liabilities (debt discount)	–	146,350	146,350
Included in liabilities (derivative expense)	–	318,950	318,950
Included in stockholder's equity	–	(32,200)	(32,200)
Transfers in and /or out of Level 3	–	–	–
Balance at - March 31, 2015	$4,800	$876,500	$881,300

NOTE 8: CONVERTIBLE PROMISSORY NOTES PAYABLE

a)

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $10,500. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

b)

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $18,500. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

c)

On January 23, 2015 the Company issued a convertible promissory note in the principal amount of $850 to Tarpon, a related party, for proceeds of $779. The convertible note matures on December 31, 2015 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $850. The debt discount relates to fair value of the conversion option and original issue discount. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

d)

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

e)

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $11,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

f)

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

g)

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $17,500. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

h)

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $13,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

i)

During the three months ended March 31, 2015, three note holders requested to convert total aggregated $19,600 principal plus accrued interest of $3,984 into the Company’s common stock. The Company issued total aggregated 125,790,000 shares of common stock in connection with such conversions. As of March 31, 2015, 357,895,711 shares remain to be issued.

NOTE 9: CONVERTIBLE NOTES AND NOTES PAYABLE – OFFICERS & DIRECTOR

a)

During the first quarter of 2015 an officer of the Company advanced $3,489 to the Company. The proceeds from the non-interest bearing advance were used for general operating expenses. The Company did not impute interest on the loan as it was deemed to be de minimus to the financial statements. As of March 31, 2015 the Company is reflecting a liability of $3,489.

Troubled debt restructuring – Convertible Notes and Notes Payable – Officers & Directors

On February 6, 2015, the Company entered into an agreement in order to satisfy outstanding liabilities of the Company due to our Chief Executive Officer, Leslie Kessler (“Kessler”), dating back to 2007. In the settlement, Ms. Kessler and the Company have agreed, in exchange for the issuance of 325 shares of convertible preferred stock (“Series J Preferred Stock”) to Ms. Kessler, that all deferred compensation owing to Ms. Kessler and all loan obligations of the Company due to Ms. Kessler would be terminated, apart from a $17,500 loan to the Company by Ms. Kessler, which remains outstanding.

The Series J Preferred Stock issued to Ms. Kessler has a stated value of $325,000 and an annual dividend yield of 5%, and is convertible into 650,000,000 shares of common stock at the option of Ms. Kessler. The Company has the option to redeem the preferred stock at any time for an amount equal to its stated value plus any accrued dividend by paying cash to Ms. Kessler subject to a conversion notice tendered by the holder within five days from receipt of a redemption notice.

The Company estimated the fair value of the 325 shares of preferred stock on the date of the settlement to be $195,000.

The gain resulting from the settlement of the amounts due to Kessler was determined as follows:

Preferred stock to be issued	$195,000
Total consideration	195,000
Amount outstanding under deferred compensation agreements	(846,038)
Interest accrued on deferred compensation	(148,634)
Book value of 6,431,944 cancelled warrants	−
Amount outstanding under debt agreements	(138,951)
Interest accrued on debt agreements	(25,422)
Gain on restructuring of debt	$(964,045)

The gain on restructuring of debt of $964,045 was accounted for as contributed capital due to the related party nature of the transaction.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Employment Agreements

As per the terms of  an agreement with our Chief Executive Office entered into on February 6, 2015, during 2015 our CEO shall receive monthly compensation of $10,000 in cash and $5,000 in stated value of Series H Preferred Stock, and be eligible to receive cash and equity bonus compensation from revenue received from sales generated by her.

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

During the three months ended March 31, 2015 the Company recorded rent, rent related expenses and penalties of $91,125 as a result of the judgment which is included in occupancy expense in the accompanying condensed consolidated statements of operations. As of March 31, 2015 the Company has accrued a liability of $904,743 related to the judgment and is included in accounts payable and accrued liabilities at March 31, 2015.

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

Pursuant to the terms of the Consulting Agreement, Tarpon will be compensated by the issuance to it by the Company of shares of Series H Convertible Preferred Stock. Pursuant to the terms of the Consulting Agreement, Tarpon will receive Series H Preferred Stock with a stated value of $425,000 upon the execution of the Agreement, and additional Series H Preferred Stock with a stated value of $75,000 monthly, commencing July 1, 2014 and continuing through the balance of the term. Tarpon received an initial issuance of 17 shares of Series H Preferred (convertible into 151,785,714 shares of common stock) on June 17, 2014, and monthly issuances on July 1, August 1, September 1 and October 1, 2014, of three shares each of Series H Preferred Stock (convertible into 53,571,429, 68,181,818, 187,500,000 and 150,000,000 shares of common stock, respectively). Tarpon has waived its rights under the consulting agreement to the November and December 2014, and the January, February and March 2015, issuances of Series H Preferred Stock. The execution and delivery of the Consulting Agreement was approved by the directors of the Company. The Company’s President did not participate in the vote on this matter.

Equity Purchase Agreement

On June 13, 2014, the Company entered into an Equity Purchase Agreement with an accredited investor. The terms of the Equity Purchase Agreement provide that the Investor agrees, subject to put notices from the Company, to purchase up to $5,000,000 in Common Stock during the 24 months following the execution of the Agreement, subject to certain conditions and limitations. For each closing, the purchase price of the Common Stock will be 90% of the average of the three lowest Closing Bid Prices during the 10 trading days following the relevant Clearing Date (as defined in the Equity Purchase Agreement). In connection therewith, the Company also entered into a Registration Rights Agreement with the investor, pursuant to which the Company is required to file a Registration Statement with the Securities and Exchange Commission for the expected number of shares to be issued under the Equity Purchase Agreement within 120 days of the date of the Registration Rights Agreement. The Investor also provided the Company with a one year loan of $100,000; the obligation to repay this loan is represented by a Promissory Note issued by the Company to the Investor. As of March 31, 2015, no shares have been purchased under the Equity Purchase Agreement and the Company has not filed a registration statement.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of March 31, 2015, the Company has the following litigation outstanding.

The Company has remained a defendant in a lawsuit since September 12, 2012 in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042. Interest on the judgment will continue to accrue at the rate of 9% per annum until satisfied. As of March 31, 2015 the Company has accrued a liability of $904,743 related to the judgment and is included in accounts payable and accrued liabilities at March 31, 2015.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of March 31, 2015 the Company has accrued a liability of $675,715 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of March 31, 2015 the Company has accrued a liability of $61,474 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

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

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at March 31, 2015. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of March 31, 2015 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at March 31, 2015.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of March 31, 2015 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities at March 31, 2015.

NOTE 11 - STOCKHOLDERS' DEFICIENCY

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

b) During the three months ended March 31, 2015, the Company recorded the following transactions:

Debt

During the three months ended March 31, 2015, the Company issued a total of 125,790,000 shares of common stock upon the request from a note holder to convert principal plus accrued interest and fees totaling $6,290 into the Company’s common stock based on the terms set forth in the loan. The conversion rate was $.00005 per share.

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

Series H Convertible Preferred Stock

During the three months ended March 31, 2015, the Company issued an aggregate of 0.60 shares of Series H Preferred Stock with a stated value of $15,000 to its Chief Executive Officer (“CEO”), as compensation per the terms of an agreement entered into with its CEO on February 6, 2015. The Company estimated the aggregate fair value of the 0.60 shares of Series H Preferred Stock issued to be approximately $15,000 on the various dates of issuance and was recorded to compensation expense on the various dates of issuance.

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

On February 6, 2015, the Company issued 325 shares of Series J Preferred Stock to its Chief Executive Officer as part of a debt restructuring. (See Note 9 – “Troubled debt restructuring – Convertible Notes and Notes Payable – Officers & Directors”)

NOTE 13: STOCK WARRANTS

The following warrants were expired:

The three months ended March 31, 2015	5,566,198

The following warrants were cancelled:

The three months ended March 31, 2015	6,431,944

The following tables set forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the three months ended March 31, 2015:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2014	209,756,376	$0.01	$-

Granted	-	-	-
Expired	(5,566,198)	0.055	-
Cancelled	(6,431,944)	0.012	-
Outstanding at March 31, 2015	197,758,234	0.01	-

The following is additional information with respect to the Company's warrants as of March 31, 2015:

Number of Warrants	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Average Exercise Price	Currently Exercisable
176,807,055	$0.00024-$0.0096	2.74	$0.0037	176,807,055
18,317,049	$0.0108-$0.084	0.93	$0.0315	18,317,049
2,574,606	$0.1-$0.1884	1.95	$0.1139	2,574,606
59,524	$0.84	0.65	$0.8400	59,524
197,758,234				197,758,234

NOTE 14 – CREDIT RISK

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

NOTE 15: SUBSEQUENT EVENTS

Issuance of Common Stock

From April 1, 2015 through September 30, 2015, the Company issued a total of 432,895,711 shares of common stock upon the requests during prior periods from note holders to convert principal plus accrued interest totaling $22,895 into the Company’s common stock based on the terms set forth in the loans. The conversion rates were from $0.00005 to $0.0000667 per share.

On April 6, 2015, the Company issued 25,000,000 shares of common stock to a note lender for failing to issue shares timely upon receipt of the conversion notice from the lender. The Company recorded $5,000 of interest expense for such issuance.

Issuance of Series H Preferred Stock

From April 1, 2015 through September 30, 2015, the Company issued 1.2 shares of Series H Preferred Stock with a stated value of $30,000 to its CEO, as compensation per the terms of an agreement entered into on February 6, 2015.

Issuance of Series I Preferred Stock

On April 20, 2015, the Company issued 200 shares of Series I Preferred Stock to its Former Chief Financial Officer as part of a debt restructuring entered into during the fourth quarter of 2014.

Issuance of Convertible Promissory Notes

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

On July 15, 2015 the Company issued a convertible promissory note in the principal amount of $5,000. The convertible note matures on July 15, 2016 with the stated interest rate at 0%. The note is convertible into the Company’s common stock at the lesser of (a) $0.0001 per share or (b) a 50% discount of the lowest closing bid price during the 5 trading days prior to conversion. In addition, 50,000,000 warrants were issued with an exercise price of $0.0001 per share. The warrants are fully vested and have a life of 5 years from date of issuance.

On July 23, 2015 the Company drew down from an existing loan agreement $5,585 and received net cash proceeds of $5,000 after the associated legal fees. The Company recorded $585 loan cost in connection with this transaction and the loan cost will be amortized through the maturity date of the loan.

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

Entry Into A Material Definitive Agreement

The Company has terminated the consulting agreement with Tarpon and has restructured investments in the Company by Tarpon, ASC Recap LLC, and Southridge Partners II LP, as described below.

On June 13, 2014, the Company entered into a one year consulting agreement (the “Consulting Agreement”) with Tarpon for the period from the date of the Agreement through March 31, 2015. The Agreement required Tarpon to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of its outstanding debt and equity securities. The controlling member of Tarpon is Stephen Hicks (“Hicks”). Pursuant to such Consulting Agreement, Tarpon was issued an aggregate of 29 shares of the Corporation’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) as compensation for the services provided by Tarpon.

The Company, Tarpon, ASC Recap LLC and Southridge Partners II LP have now agreed to restructure all financial arrangements as follows: Tarpon is the holder of convertible notes issued by the Corporation in the aggregate principal amount of $312,394.54 (the “Tarpon Notes”); ASC Recap LLC (“ASC”) is the holder of 25,375,000 shares of the Company’s common stock (the “ASC Common Stock”); and Southridge Partners II, LP (“Southridge II”) is the holder of convertible notes issued by the Company in the aggregate principal amount of $47,500 (“Southridge II Notes”), the Tarpon Notes, the ASC Common Stock and the Southridge II Notes being referred to as the “Securities”. The Company effective July 2, 2015 agreed to enter into an Exchange Agreement with Tarpon, ASC, Southridge II and Hicks, collectively the “Holders”, pursuant to which the Company issued to Tarpon a 10% Promissory Note due June 30, 2016, in the principal amount of $750,000 (the “Note”), in exchange for (1) delivery to the Company and cancellation by the respective Holders thereof of the Securities, and the shares of Series H Preferred Stock held by Tarpon, and (2) the return to the Company for no consideration of the outstanding 51 shares of Series G Preferred Stock.

Resignation of Directors and Officers

Effective July 2, 2015, Stephen Hicks and Gilbert Steedley resigned as directors of the Company, and Stephen Hicks resigned as President and Henry Sargent, as Secretary.

Amendments to Articles of Incorporation

Cancellation of the Series G Preferred Stock

On June 13, 2014, our Board (Mr. Hicks not participating), the Board authorized the filing of a Certificate of Designations for its Series G Convertible Preferred Stock (“Series G Preferred Stock”), and the issuance of all of the fifty-one (51) authorized shares of such Series G Preferred Stock to Stephen Hicks (the “Series G Stockholder”) for a purchase price of $1 per share. A Certificate of Designations for the Series G Preferred Stock was filed with the Secretary of State of the State of Delaware on June 17, 2014. As a result of the voting rights granted to the Series G Preferred Stock in the Certificate of Designations, the Series G Stockholder held in the aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company. Pursuant to the terms of the Board resolution authorizing the issuance of the Series G Preferred Stock, and authorizing the issuance of the shares to Mr. Hicks, the Company had the right to redeem said Preferred Stock of the Company upon his resignation or the termination of his services as President of the Company. On July 2, 2015, Mr. Hicks returned to the Company for no consideration the 51 authorized shares of Series G Preferred Stock, and on July 8, 2015, we filed a Certificate of Amendment in Delaware that cancelled the Series G Preferred Stock.

Equipment Lease Agreement

In July 2015 Sustainable Resources Corporation, a wholly owned subsidiary of the Company, entered into an equipment operating lease with a third party for its portable PureSafe Water Purification Unit for a period of four months starting on July 1, 2015. The Company will receive monthly rental payments of $17,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Comment

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2015.

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

Restructure of Agreements with Southridge LLC Group

On June 13, 2014, the Company entered into a one year consulting agreement (the “Consulting Agreement”) with Tarpon Bay Partners, LLC (“Tarpon”), a company controlled by Southridge LLC (“Southridge”), for the period from the date of the agreement through March 31, 2015, pursuant to which Tarpon was issued an aggregate of 29 shares of the Corporation’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) as compensation for the general management and consulting services provided by Tarpon. We have restructured all financial arrangements as follows. Tarpon is the holder of convertible notes issued by the Corporation in the aggregate principal amount of $312,394.54  (the “Tarpon Notes”); ASC Recap LLC (“ASC”) is the holder of 25,375,000 shares of the Company’s common stock (the “ASC Common Stock”); and Southridge Partners II, LP (“Southridge II”) is the holder of convertible notes issued by the Company in the aggregate principal amount of $47,500 (“Southridge II Notes”), the Tarpon Notes, the ASC Common Stock and the Southridge II Notes being referred to as the “Southridge Securities”. The Company effective July 2, 2015  entered into an Exchange Agreement with Tarpon, ASC, Southridge II and Stephen Hicks, CEO of Southridge, collectively the “Southridge Parties”, pursuant to which the Company issued to Tarpon a 10% Promissory Note due June 30, 2016, in exchange for (1) delivery to the Company and  cancellation by the respective holders thereof of the Southridge Securities and the shares of Series H Preferred Stock held by Tarpon, and (2) the return to the Company for no consideration and cancellation of the outstanding 51 shares of Series G Preferred Stock, a super-voting series of preferred stock held by Stephen Hicks.  Effective July 2, 2015, Stephen Hicks and Gilbert Steedley resigned as directors of the Company, and Stephen Hicks resigned as President and Henry Sargent, as Secretary, of the Company.

Plan of Operations

Our plans for the next twelve months include:

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

Results of Operations for the three months ended March 31, 2015 and 2014

Revenues. We recognized $0 revenues for the three months ended March 31, 2015 and 2014, respectively.

Cost of goods sold for the three months ended March 31, 2015 and 2014 was $0 and $0, respectively.

Operating expenses for the three months ended March 31, 2015 were $309,055 compared to $194,502 for the three months ended March 31, 2014, a $114,553 or 59% increase.

The following is an analysis of certain operating expense fluctuations between the three months ended March 31, 2015 and 2014.

Compensation and related benefits expenses, including directors’ fees for the three months ended March 31, 2015 was $111,564 compared to $96,849 for the three months ended March 31, 2014, a $14,715 or 15% increase.

The Company paid no compensation to its directors during the three months ended March 31, 2015 and 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $96,849 for the three months ended March 31, 2014 to $96,564 for the three months ended March 31, 2015. The decrease was a result of the following approximate decreases; officer’s salaries decreased approximately $33,750 and office, sales, administrative salaries and payroll taxes, net increased approximately $33,500.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, increased $15,000 from $0 for the three months ended March 31, 2014 to $15,000 for the three months ended March 31, 2015. We issued 0.60 shares of series H preferred stock to our Company Chief Executive Officer during the three months ended March 31, 2015 and recorded $15,000 stock-based compensation for such issuance.

Research and development expenses for the three months ended March 31, 2015 were $2,031 compared to expenses during the three months ended March 31, 2014 of $0, a $2,031 increase. During the past three years, due to cash restrictions, we have curtailed the expenses on research and development. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the three months ended March 31, 2015 were $67,985, compared to $28,388 for the three months ended March 31, 2014, a $39,597 or 139% increase. The main reason for the $39,597 increase was due to an increase in legal and professional fees due to increased fees incurred related to the Company’s public reporting requirements, litigation and patent related costs.

Occupancy related expenses increased $79,129 from $15,855 for the three months ended March 31, 2014 to $94,984 for three months ended March 31, 2015. The fluctuation in occupancy related expenses in 2015 compared to the same period in 2014 is as a result of the following:

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

During the three months ended March 31, 2015 the Company recorded rent, rent related expenses and penalties of $91,125 as a result of the judgment which is included in occupancy expense in the accompanying consolidated statements of operations.

Other administrative and general expenses decreased $5,546 from $19,028 for the three months ended March 31, 2014 to $13,482 for the three months ended March 31, 2015, a 29% decrease. Due to cash restrictions we have curtailed spending on a combination of other administrative and general expenses that were not included in the above discussion.

Other Income (Expenses)-net

We recognized $1,379,424 in net non-operating income for the three months ended March 31, 2015, compared to net non-operating expenses of $(315,565) for the three months ended March 31, 2014, a $1,694,989 or 537% increase.

The following is a detailed analysis for such increase:

Interest expense incurred during the three months ended March 31, 2015 and 2014 was $526,976 and $207,765, respectively, a $319,211 or 154% increase.

The following factors primarily impacted interest expense for the three months ended March 31, 2015: i) During the three months ended March 31, 2015, we incurred approximately $22,000 in interest expense as the result of failing to issue conversion shares in a timely manner that was dictated by the terms of outstanding notes; ii) During the three months ended March 31, 2015, we incurred approximately $319,000 in interest expense as the result of the fair value, on the date of issuance, of the conversion features and warrants issued with certain debt in excess of the face value of the debt.

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

The accretion of debt discount during the three months ended March 31, 2015 and 2014 was $124,517 and $87,920, respectively, a $36,597 or 42% increase. The main reason for the increase in the accretion of debt discount is due to the amortization of the debt discount of our loans that we entered during the first quarter of 2015 and the year 2014.

Changes in fair value of warrants and embedded conversion options for three months ended March 31, 2015 and 2014 were $1,906,400 and $(107,800), respectively.

Liquidity and Capital Resources

As of March 31, 2015, we maintained a cash balance of $258 as compared to $4,967 as of December 31, 2014.

Net cash used in operating activities during the three months ended March 31, 2015 was $141,638, compared to $92,387 used during the three months ended March 31, 2014, a $49,251 or 53% increase. During the current period the Company experienced increased expenditures in legal and professional fees due to increased fees incurred related to the Company’s public reporting requirements. During the past three years, due to cash restrictions, we have curtailed expenses on salaries, marketing, and research and development. Currently the Company generates no revenues and relies on debt financings in-order to sustain operating activities. The Company expects cash from operations to remain negative until we start to generate adequate revenues.

Funds received from officers’ and directors’ loans and convertible loans during the three months ended March 31, 2015 and 2014 were $3,490 and $6,500, respectively; cash received from issuing convertible promissory notes was $146,350 and $0, respectively; and cash received from issuing promissory notes was $0 and $92,500, respectively. During the three months ended March 31, 2015 and 2014 cash used to repay officers and directors notes was $0 and $6,300, respectively; and cash used to repay notes payable was $12,962 and $2,500, respectively.

From the above activities, net cash provided by financing activities during the three months ended March 31, 2015 and 2014 was $136,929 and $90,200, respectively.

Aggregating operating, investing and financing activities from above, net cash provided (used) for the three months ended March 31, 2015 and 2014 was $(4,709) and $(2,187), respectively.

On February 6, 2015, the Company entered into an agreement in order to satisfy outstanding liabilities of the Company due to our Chief Executive Officer, Leslie Kessler (“Kessler”), dating back to 2007. In the settlement, Ms. Kessler and the Company have agreed, in exchange for the issuance of 325 shares of convertible preferred stock (“Series J Preferred Stock”) to Ms. Kessler, that all deferred compensation owing to Ms. Kessler and all loan obligations of the Company due to Ms. Kessler would be terminated, apart from a $17,500 loan to the Company by Ms. Kessler, which remains outstanding. (See Financial Statement - Note 9 which is included in this document)

Going Concern

At March 31, 2015, we had a working capital deficit of approximately $5.8 million. We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $51.2 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to March 31, 2015, the Company has issued approximately $134,000 of convertible notes payable. From April 1, 2015 until September 30, 2015, the Company issued 432,895,711 shares of common stock, relating to prior period conversion requests, for the settlement of $19,200 loan principal plus $3,695 accrued interest, and fees. As of September 30, 2015 the Company has a cash overdraft of approximately $(1,000).

Effects of Recent Accounting Policies

The FASB and the SEC have issued certain accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of March 31, 2015.

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

The Company has remained a defendant in a lawsuit since September 12, 2012 in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042. Interest on the judgment will continue to accrue at the rate of 9% per annum until satisfied. As of March 31, 2015 the Company has accrued a liability of $904,743 related to the judgment and is included in accounts payable and accrued liabilities at March 31, 2015.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of March 31, 2015 the Company has accrued a liability of $675,715 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of March 31, 2015 the Company has accrued a liability of $61,474 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

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

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at March 31, 2015. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of March 31, 2015 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at March 31, 2015.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of March 31, 2015 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities at March 31, 2015.

ITEM 1A. RISK FACTORS.

This Item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended March 31, 2015.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
January 7, 2015	172,654,147 reset shares of common stock from October 14, 2014 note conversion.	Private Investor	NA	$17,265/NA
January 9, 2015	48,456,897 reset shares of common stock from October 14, 2014 note conversion.	Private Investor	NA	$4,845/NA
January 9, 2015	125,790,000 shares of common stock issued upon conversion of principal of and accrued interest on convertible note.	Private Investor	NA	$6,289/NA
January 15, 2015

Convertible promissory note in the principal amount of $10,500 issued to Tarpon Bay Partners, LLC, with a maturity of January 31, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

		Tarpon	NA	$10,500/NA
January 23, 2015

Convertible promissory note in the principal amount of $10,500 issued to Tarpon Bay Partners, LLC, with a maturity of December 31, 2015, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

			NA	$18,500/NA
January 23, 2015

Convertible promissory note in the principal amount of $850 issued to Tarpon Bay Partners, LLC, with a maturity of December 31, 2015, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

			NA	$850/NA
February 3, 2015

Convertible promissory note in the principal amount of $50,000, with a maturity of August 31, 2015, interest at the rate of 8%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

		Private Investor	NA	$50,000/NA

February 11, 2015

Convertible promissory note in the principal amount of $11,000 issued to Tarpon Bay Partners, LLC, with a maturity of January 31, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

	NA	$11,000/NA
February 23, 2015

Convertible promissory note in the principal amount of $25,000 issued to Tarpon Bay Partners, LLC, with a maturity of February 29, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

	NA	$25,000/NA
March 5, 2015

Convertible promissory note in the principal amount of $17,500 issued to Tarpon Bay Partners, LLC, with a maturity of March 31, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

	NA	$17,500/NA
March 18, 2015

Convertible promissory note in the principal amount of $13,000 issued to Tarpon Bay Partners, LLC, with a maturity of March 31, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

	NA	$13,000/NA

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

Dated:   September 30, 2015

By:

/s/ Leslie J. Kessler

Leslie J. Kessler

Chief Executive Officer and Principal Financial Officer