Form 10-Q
period 2015-06-30
PureSafe Water Systems, Inc.
filed 2015-11-19
CIK 764839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2015, 2,548,778,041 shares of the common stock of the registrant were issued and outstanding.

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

The results of operations for the three months and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$4,967
Inventory	141,636	141,636
Prepaid expenses and other current assets	36,592	38,281

Total Current Assets	178,228	184,884

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $44,449 at June 30, 2015 and December 31, 2014	-	-
Patents and Trademarks, net of accumulated amortization of $57,075 and $54,023 respectively	50,266	53,318
Other assets	23,390	23,390

Total Non-current assets	73,656	76,708

Total Assets	$251,884	$261,592

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,718,314	$1,474,363
Accrued compensation	302,247	951,982
Accrued consulting and director fees	144,000	144,000
Notes payable to officer and director (including accrued interest of $0 and $170,710 at June 30, 2015 and December 31, 2014, respectively	17,500	560,760
Convertible promissory notes (including accrued interest of $440,849 and $327,807 and net of discount of $148,723 and $200,459, respectively at June 30, 2015 and December 31, 2014, respectively	2,278,281	1,772,571
Promissory notes payable (including accrued interest of $290,307 and $273,086 at June 30, 2015 and December 31, 2014, respectively	837,076	842,531
Fair value of detachable warrants and conversion option	1,226,477	2,354,600
Accrued dividends payable	190,328	190,328
Preferred stock to be issued	-	40,000
Common stock to be issued	-	5,000

Total Current Liabilities	6,714,224	8,336,135

Total Liabilities	6,714,224	8,336,135

STOCKHOLDERS' DEFICIT:
Preferred stock Series B, $0.00001 par value, 8% dividend: 10,000,000 shares authorized; 184,751 and 184,224 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively. Liquidation preference of $4,427,439 and $3,858,801 as of June 30, 2015 and December 31, 2014, respectively	2	2
Common stock at $0.00001 par value: 10,000,000,000 shares authorized; 2,548,778,041 and 1,743,981,226 shares issued at June 30, 2015 and December 31, 2014	25,488	17,439
Additional paid-in capital	45,479,756	44,170,214
Treasury stock, at cost, 4,400 shares	(5,768)	(5,768)
Accumulated deficit	(51,961,818)	(52,256,430)

Total Stockholders' Deficit	(6,462,340)	(8,074,543)

Total Liabilities and Stockholders' Deficit	$251,884	$261,592

The accompanying notes are an integral part of these condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2015	June 30, 2014

SALES	$2,294	$-

COST OF SALES	-	-

GROSS PROFIT	2,294	-

OPERATING EXPENSES:
Compensation and related benefits, including stock-based compensation of $15,000 and $-0- for the three months ended June 30, 2015 and June 30, 2014, respectively	45,000	77,275
Insurance and medical benefits	10,532	9,136
Research and development	-	676
Professional, legal and consulting fees	11,511	498,479
Marketing	2,040	198
Occupancy	92,583	9,665
Other administrative and general	15,188	27,625

Total operating expenses	176,853	623,054

LOSS FROM OPERATIONS	(174,559)	(623,054)

OTHER INCOME (EXPENSE)
Interest expense, including interest to related parties of $-0- and $15,477 for the three months ended June 30, 2015 and 2014, respectively	(306,460)	(250,140)
Change in fair value of derivative liability	(294,738)	(150,800)

Other (income) expense, net	(601,198)	(400,940)

Net Income (Loss)	(775,758)	(1,023,994)

Dividend on Preferred stock	(33,638)	(27,075)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(809,396)	$(1,051,069)

NET LOSS PER COMMON SHARE
- basic	$(0.00)	$(0.00)
- diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic	2,548,778,041	1,124,200,104
- diluted	27,482,083,612	1,124,200,104

The accompanying notes are an integral part of these condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014

SALES	$2,294	$-

COST OF SALES	-	-

GROSS PROFIT	2,294	-

OPERATING EXPENSES:
Compensation and related benefits, including stock-based compensation of $30,000 and $-0- for the six months ended June 30, 2015 and June 30, 2014, respectively	156,564	174,124
Insurance and medical benefits	29,541	43,518
Research and development	2,031	676
Professional, legal and consulting fees	79,496	526,867
Marketing	2,040	198
Occupancy	187,567	25,520
Other administrative and general	28,670	46,653

Total operating expenses	485,908	817,556

LOSS FROM OPERATIONS	(483,614)	(817,556)

OTHER INCOME (EXPENSE)
Interest expense, including interest to related parties of $-0- and $30,077 for the six months ended June 30, 2015 and 2014, respectively	(833,436)	(457,905)
Change in fair value of derivative liability	1,611,662	(258,600)

Other (income) expense, net	778,226	(716,505)

Net Income (Loss)	294,611	(1,534,061)

Dividend on Preferred stock	(67,226)	(54,150)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$227,535	$(1,588,211)

NET LOSS PER COMMON SHARE
- basic	$0.00	$(0.00)
- diluted	$0.00	$(0.00)

Weighted average common shares outstanding
- basic	2,394,212,612	1,104,569,253
- diluted	24,598,126,362	1,104,569,253

The accompanying notes are an integral part of these condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six months	For the Six months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
	$294,611	$(1,534,061)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of patents and trademarks	3,052	3,052
Interest expense- amortization of deferred financing	-	7,779
Professional fees- note conversions	600	1,024
Stock based compensation	30,000	427,810
Accretion of debt discount	299,974	195,006
Interest expense paid for late delivery settled through the issuance of common stock	5,000	-
Interest expense- derivative liabilities	369,388	109,800
Change in Fair value of warrants and embedded conversion option	(1,611,662)	258,600
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,689	32,780
Accounts payable, accrued expenses, accrued interest, accrued dividends, accrued compensation, accrued consulting and director fees and other current liabilities	373,271	187,360
NET CASH USED IN OPERATING ACTIVITIES	(234,076)	(310,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from convertible promissory notes	248,238	152,500
Cash proceeds from convertible promissory notes, officers and directors	3,490	11,300
Repayment of officers' and directors' loans	-	(11,300)
Cash received under preferred stock subscription	51	-
Cash proceeds from notes payable	-	196,800
Repayment of notes payable	(22,671)	(6,800)
NET CASH PROVIDED BY FINANCING ACTIVITIES	229,109	342,500

NET CHANGE IN CASH	(4,967)	31,650

Cash at beginning of period	4,967	2,199

Cash at end of period	$-	$33,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Common stock issued for settlement of liabilities	$27,111	$475,556
Common stock issued for settlement of convertible debt	$23,585	$-
Reclassification of derivative liabilities to equity	$32,200	$128,100
Conversion of accrued liabilities to convertible notes	$	$100,000
Preferred stock under debt restructure	$1,199,045	$-
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$248,238	$152,500

The accompanying notes are an integral part of these condensed consolidated financial statements

PureSafe Water Systems Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

NOTE 1: DESCRIPTION OF BUSINESS

PureSafe Water Systems, Inc. (the "Company") is a Delaware corporation engaged in the design, development, manufacturing and sales of the PureSafe ™ First Response Water System (the “FRWS”), both within and outside of the United States. The Company's corporate headquarters are located in New York City, New York.

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

The operating results for the three month and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on June 05, 2015.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

PureSafe Manufacturing and Research Corporation	Delaware	September 29, 2009	100%
Sustainable Resources Corporation	Delaware	April 23, 2015	100%

The condensed consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of June 30, 2015 and December 31, 2014 and for the three months and six months ended June 30, 2015 and 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2015 and December 31, 2014 the Company did not have any cash equivalents.  The Company had a negative cash balance at $9,177 which has been reclassified to accounts payable and accrued expenses at June 30, 2015.

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

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets. Amortization of deferred financing cost was $0 and $7,779 for the six months ended June 30, 2015 and 2014, respectively.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

	For the Six Months Ended
	June 30,
	2015	2014
Assumptions:
Risk-free interest rate	0.05-1.37%	0.23-1.73%
Expected life	.01 – 4.39 years	.01 – 5 years
Expected volatility	175%-183%	165%-171%
Dividends	0.0%	0.0%

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

For the six months ended June 30, 2015 and 2014 the Company recorded stock based compensation of $30,500 and $0, respectively.

For the three months ended June 30, 2015 and 2014 the Company recorded stock based compensation of $15,000 and $0, respectively.

The Black-Scholes option valuation model is used to estimate the fair values of options. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the subject options or warrants. During the six months ended June 30, 2015 the Company has not granted any options or warrants.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the three months ended June 30, 2015 and 2014.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. The Company incurred a charge of $2,031 and $676 for the six months ended June 30, 2015 and 2014, respectively. The Company incurred expenses of $-0- and $676 for the three months ended June 30, 2015 and 2014, respectively.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company identified certain subsequent events that would require disclosure in the consolidated financial statements.  See Note 15: Subsequent Events, for such disclosures.

NOTE 3: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss from operations of ($483,614) for the six months ended June 30, 2015. The Company has a working capital deficit of approximately ($6,536,000) as of June 30, 2015. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $52 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to June 30, 2015, the Company has issued $10,000 of convertible notes payable.

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

Please see NOTE 8: CONVERTIBLE PROMISSORY NOTES PAYABLE and NOTE 9: CONVERTIBLE NOTES AND NOTES PAYABLE- OFFICER AND DIRECTOR for additional detail on related party transactions.

NOTE 6: INVENTORIES

Inventories consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Finished Goods	$141,636	$141,636
Total	$141,636	$141,636

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

The following table represents a reconciliation of the basic and diluted earnings (loss) per share, or EPS, computations contained in our condensed consolidated financial statements:

	Three months ended June 30, 2015			Three months ended June 30, 2014

	Net Income (loss)	Weighted- Average Shares	Earnings per Share	Net Income (loss)	Weighted- Average Shares	Earnings per Share

Basic EPS	$(775,758)	2,548,778,041	$(0.00030)	$(1,023,994)	1,124,200,104	$(0.00091)
Effect of dilutive securities:
Convertible preferred stock	-	1,437,584,721	-	-	-	-
Convertible notes	483,933	23,495,720,850	0.00002	-	-	-

Diluted EPS	$(291,824)	27,482,083,612	$(0.00001)	$(1,023,994)	1,124,200,104	$(0.00091)

	Six months ended June 30, 2015			Six months ended June 30, 2014

	Net Income (loss)	Weighted- Average Shares	Earnings per Share	Net Income (loss)	Weighted- Average Shares	Earnings per Share

Basic EPS	$294,611	2,548,778,041	$0.00012	$(1,534,061)	1,104,569,253	$(0.00139)
Effect of dilutive securities:
Convertible preferred stock	-	1,437,584,721	-	-	-	-
Convertible notes	(1,484,230)	23,495,720,850	(0.00006)	-	-	-

Diluted EPS	$(1,189,618)	27,482,083,612	$(0.00004)	$(1,534,061)	1,104,569,253	$(0.00139)

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

Liabilities measured at fair value on a recurring basis at June 30, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Embedded conversion feature	$–	$–	$1,221,677	$1,221,677
Warrant liability	$–	$–	$4,800	$4,800
Balance at Marc 31, 2015	$–	$–	$1,226,477	$1,226,477

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended June 30, 2015.

		Conversion
	Warrants	Feature	Total
Balance at – December 31, 2014	$11,400	$2,343,200	$2,354,600

Included in stock based compensation	–	–	–
Change in fair value of derivative liability	(6,600)	(1,605,062)	(1,611,662)
Included in liabilities (debt discount)	–	248,238	248,238
Included in liabilities (derivative expense)	–	369,388	369,388
Included in stockholder's equity	–	(32,200)	(32,200)
Transfers in and /or out of Level 3	–	–	–
Balance at – June 30, 2015	$4,800	$1,221,677	$1,226,477

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

i)

On April 6, 2015 the Company issued a convertible promissory note in the principal amount of $23,000 to an unrelated party. The convertible note matures on April 30, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

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

j)

On April 17, 2015 the Company issued a convertible promissory note in the principal amount of $30,000 to Tarpon, a related party for $25,000. The convertible note matures on April 30, 2016 with the stated interest rate at 10%. The difference between the face value of the Note and the proceeds received of $5,000 was recorded as an Original Issue Discount (“OID”).  The OID will be amortized into interest expense pro-rata over the life of the note. At the maturity date, the note’s carrying value will be equivalent to the principal amount. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

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

k)

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $15,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

l)

On May 14, 2015 the Company issued a convertible promissory note in the principal amount of $15,000 to Tarpon, a related party. The convertible note matures on May 31, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $15,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

m)

On May 20, 2015 the Company issued a convertible promissory note in the principal amount of $5,000 to Tarpon, a related party for $5,500. The convertible note matures on April 30, 2016 with the stated interest rate at 10%. The difference between the face value of the Note and the proceeds received of $500 was recorded as an Original Issue Discount (“OID”).  The OID will be amortized into interest expense pro-rata over the life of the note. At the maturity date, the note’s carrying value will be equivalent to the principal amount. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

n)

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $15,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

o)

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $3,888. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

p)

During the six months ended June 30, 2015, three note holders requested to convert total aggregated $19,600 principal plus accrued interest of $3,984 into the Company’s common stock. The Company issued 432,895,711 shares of common stock in connection with such conversions.

NOTE 9: CONVERTIBLE NOTES AND NOTES PAYABLE – OFFICERS & DIRECTOR

a)

During the first quarter of 2015 an officer of the Company advanced $3,490 to the Company. The proceeds from the non-interest bearing advance were used for general operating expenses. The Company did not impute interest on the loan as it was deemed to be de minimus to the financial statements. As of June 30, 2015 the Company is reflecting a liability of $3,490.

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

During the six months ended June 30, 2015 the Company recorded rent, rent related expenses and penalties of $182,250 as a result of the judgment which is included in occupancy expense in the accompanying condensed consolidated statements of operations. As of June 30, 2015 the Company has accrued a liability of $995,868 related to the judgment and is included in accounts payable and accrued liabilities at June 30, 2015.

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

Pursuant to the terms of the Consulting Agreement, Tarpon will be compensated by the issuance to it by the Company of shares of Series H Convertible Preferred Stock. Pursuant to the terms of the Consulting Agreement, Tarpon will receive Series H Preferred Stock with a stated value of $425,000 upon the execution of the Agreement, and additional Series H Preferred Stock with a stated value of $75,000 monthly, commencing July 1, 2014 and continuing through the balance of the term. Tarpon received an initial issuance of 17 shares of Series H Preferred (convertible into 151,785,714 shares of common stock) on June 17, 2014, and monthly issuances on July 1, August 1, September 1 and October 1, 2014, of three shares each of Series H Preferred Stock (convertible into 53,571,429, 68,181,818, 187,500,000 and 150,000,000 shares of common stock, respectively). Tarpon has waived its rights under the consulting agreement to the November and December 2014, and the January, February, March, 2015, issuances of Series H Preferred Stock. The execution and delivery of the Consulting Agreement was approved by the directors of the Company. The Company’s President did not participate in the vote on this matter.

Equity Purchase Agreement

On June 13, 2014, the Company entered into an Equity Purchase Agreement with an accredited investor. The terms of the Equity Purchase Agreement provide that the Investor agrees, subject to put notices from the Company, to purchase up to $5,000,000 in Common Stock during the 24 months following the execution of the Agreement, subject to certain conditions and limitations. For each closing, the purchase price of the Common Stock will be 90% of the average of the three lowest Closing Bid Prices during the 10 trading days following the relevant Clearing Date (as defined in the Equity Purchase Agreement). In connection therewith, the Company also entered into a Registration Rights Agreement with the investor, pursuant to which the Company is required to file a Registration Statement with the Securities and Exchange Commission for the expected number of shares to be issued under the Equity Purchase Agreement within 120 days of the date of the Registration Rights Agreement. The Investor also provided the Company with a one year loan of $100,000; the obligation to repay this loan is represented by a Promissory Note issued by the Company to the Investor. As of June 30, 2015, no shares have been purchased under the Equity Purchase Agreement and the Company has not filed a registration statement.

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

The Company has remained a defendant in a lawsuit since September 12, 2012 in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042. Interest on the judgment will continue to accrue at the rate of 9% per annum until satisfied. As of March 31, 2015 the Company has accrued a liability of $995,868 related to the judgment and is included in accounts payable and accrued liabilities at June 30, 2015.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of June 30, 2015 the Company has accrued a liability of $699,895 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of June 30, 2015 the Company has accrued a liability of $61,474 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of June 30, 2015 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of June 30, 2015 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities.

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

b) During the six months ended June 30, 2015, the Company recorded the following transactions:

Debt

During the six months ended June 30, 2015, the Company issued a total of 432,895,711 shares of common stock upon the request from a note holder to convert principal plus accrued interest and fees totaling $6,290 into the Company’s common stock based on the terms set forth in the loan. The conversion rate was $.00005 per share.

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

Series H Convertible Preferred Stock

During the three months ended June 30, 2015, the Company issued an aggregate of 0.6 shares of Series H Preferred Stock with a stated value of $15,000 to its Chief Executive Officer (“CEO”), as compensation per the terms of an agreement entered into with its CEO on February 6, 2015. The Company estimated the aggregate fair value of the 0.60 shares of Series H Preferred Stock issued to be approximately $15,000 on the various dates of issuance and was recorded to compensation expense on the various dates of issuance.

During the six months ended June 30, 2015, the Company issued an aggregate of 1.2 shares of Series H Preferred Stock with a stated value of $15,000 to its Chief Executive Officer (“CEO”), as compensation per the terms of an agreement entered into with its CEO on February 6, 2015. The Company estimated the aggregate fair value of the 1.2 shares of Series H Preferred Stock issued to be approximately $30,000 on the various dates of issuance and was recorded to compensation expense on the various dates of issuance.

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

NOTE 13: STOCK WARRANTS

The following warrants were expired:

The six months ended June 30, 2015	5,566,198

The following warrants were cancelled:

The six months ended June 30, 2015	6,431,944

The following tables set forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the three months ended June 30, 2015:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2014	209,756,376	$0.01	$-

Granted	-	-	-
Expired	(5,566,198)	0.055	-
Cancelled	(6,431,944)	0.012	-
Outstanding at June 30, 2015	197,758,234	0.01	-

The following is additional information with respect to the Company's warrants as of June 30, 2015:

Number of Warrants	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Average Exercise Price	Currently Exercisable
176,807,055	$0.00024-$0.0096	2.49	$0.0037	176,807,055
18,317,049	$0.0108-$0.084	0.68	$0.0315	18,317,049
2,574,606	$0.1-$0.1884	1.70	$0.1139	2,574,606
59,524	$0.84	0.20	$0.8400	59,524
197,758,234				197,758,234

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

NOTE 15: SUBSEQUENT EVENTS

Issuance of Common Stock

From July 1, 2015 through September 30, 2015, the Company did not issue any shares of common stock

Issuance of Series H Preferred Stock

From July 1, 2015 through September 30, 2015, the Company issued 0.6 shares of Series H Preferred Stock with a stated value of $15,000 to its CEO, as compensation per the terms of an agreement entered into on February 6, 2015.

Issuance of Convertible Promissory Notes

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

At present our demonstration unit is on the road in a much more organized and deliberates approach to achieve maximum exposure through the balance of this year.  We will be updating our marketing materials and directing more resources to our sales and marketing efforts.

No assurance can be given that any of the above items will be completed during the next twelve months or at any time in the future. Further, completion of all of such items does not guaranty that we will generate any revenue or become profitable at any time in the future.

Results of Operations for the three months ended June 30, 2015 and 2014

Revenues. We recognized $2,294 and $0 in revenues for the three months ended June 30, 2015 and 2014, respectively.

Cost of goods sold for the three months ended June 30, 2015 and 2014 was $0 and $0, respectively.

Operating expenses for the three months ended June 30, 2015 were $176,853 compared to $623,054 for the three months ended June 30, 2014, a $537,326 or 86% decrease.

The following is an analysis of certain operating expense fluctuations between the three months ended June 31, 2015 and 2014.

Compensation and related benefits expenses, including directors’ fees for the three months ended June 30, 2015 was $45,000 compared to $77,275 for the three months ended June 30, 2015, a $32,275 or 42% decrease.

The Company paid no compensation to its directors during the three months ended March 31, 2015 and 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $77,275 for the three months ended June 30, 2014 to $30,000 for the three months ended June 30, 2015. The decrease was a result of the elimination of cash salaries for management and clerical staff.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, increased $15,000 from $0 for the three months ended June 30, 2014 to $15,000 for the three months ended June 30, 2015. We issued 0.60 shares of series H preferred stock to our Company Chief Executive Officer during the three months ended June 30, 2015 and recorded $15,000 stock-based compensation for such issuance.

Insurance and Medical benefits for the three months ended June 30, 2015 were $10,532, compared to expenses during the three months ended March 31, 2014 of $9,136. The increase of $1,396 or 15% was due to higher insurance rates.

Research and development expenses for the three months ended June 30, 2015 were $0, compared to expenses during the three months ended March 31, 2014 of $676. During the past three years, due to cash restrictions, we have curtailed the expenses on research and development. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the three months ended June 30, 2015 were $11,511, compared to $498,479 for the three months ended June 30, 2014, a $486,968 or 98% decrease. The main reason for the decrease was that the Company recorded $425,000 of stock-based consulting fees represented by 17 shares of our series H preferred stock being issued to Tarpon for the three months ended June 30, 2014.

Occupancy related expenses increased $82,918 from $9,665 for the three months ended June 30, 2015 to $92,583 for three months ended June 30, 2014. The fluctuation in occupancy related expenses in 2015 compared to the same period in 2014 is as a result of the following:

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space at 25 Fairchild Avenue in Plainview, New York. The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.

In March 2012 management exercised a “Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue.

On September 12, 2012, as a result of the Company’s action, Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, filed suit for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, N.Y. 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $995,868.

During the three months ended June 30, 2015 the Company recorded rent, rent related expenses and penalties of $91,125 as a result of the judgment which is included in occupancy expense in the accompanying consolidated statements of operations.

Other administrative and general expenses decreased $12,437 from $27,625 for the three months ended June 30, 2014 to $15,188 for the three months ended June 30, 2015, a 45% decrease. Due to cash restrictions we have curtailed spending on a combination of other administrative and general expenses that were not included in the above discussion.

Other Income (Expenses)-net

We recognized ($601,198) in net non-operating income for the three months ended June 30, 2015, compared to net non-operating expenses of $(400,940) for the three months ended June 30, 2014, a ($186,603) or 47% decrease.

The following is a detailed analysis for such increase:

Interest expense incurred during the three months ended June 30, 2015 and 2014 was $306,460 and $250,140, respectively, a $56,320 or 23% increase.

The changes were due to the following:

	Three months ended June 30, 2015	Three months ended June 30, 2015	Difference

Accretion of debt discount on outstanding convertible issuances	$175,457	$107,085	$68,372

Interest expense due to Derivative expense on new debt issuances	50,438	60,000	(9,562)

Accrual of interest on outstanding debt issuances	74,535	70,055	4,480

Accretion of Original Issue Discount	1,030	-	1,030

Interest expense for late issuance of shares	5,000	13,000	(8,000)

Total interest expense	$306,460	$250,140	$56,320

Changes in fair value of warrants and embedded conversion options for three months ended June 30, 2015 and 2014 were ($294,738) and $(150,800), respectively.

Results of Operations for the six months ended June 30, 2015 and 2014

Revenues. We recognized $2,294 and $0 in revenues for the six months ended June 30, 2015 and 2014, respectively.

Cost of goods sold for the six months ended June 30, 2015 and 2014 was $0 and $0, respectively.

Operating expenses for the six months ended June 30, 2015 were $485,908 compared to $817,556 for the six months ended June 30, 2014, a $537,326 or 86% decrease.

The following is an analysis of certain operating expense fluctuations between the six months ended June 30, 2015 and 2014.

Compensation and related benefits expenses, including directors’ fees for the six months ended June 30, 2015 was $156,564 compared to $174,124 for the six months ended June 30, 2014, a $17,560 or 10% decrease.

The Company paid no compensation to its directors during the six months ended June 30, 2015 and 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $174,124 for the six months ended June 30, 2014 to $126,564 for the six months ended June 30, 2015. The decrease was a result of the elimination of cash salaries for management and clerical staff during the second quarter.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, increased $30,000 from $0 for the six months ended June 30, 2014 to $30,000 for the three months ended June 30, 2015. We issued 1.2 shares of series H preferred stock to our Company Chief Executive Officer during the six months ended June 30, 2015 and recorded $30,000 stock-based compensation for such issuances.

Insurance and Medical benefits for the six months ended June 30, 2015 were $29,541, compared to expenses during the six months ended June 30, 2014 of $43,518. The decrease of $13,977 or 32% was due to reduced headcount.

Research and development expenses for the three months ended June 30, 2015 were $2,031, compared to expenses during the three months ended June 30, 2015 of $676. During the past three years, due to cash restrictions, we have curtailed the expenses on research and development. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the three months ended June 30, 2015 were $79,496, compared to $526,867 for the six months ended June 30, 2014, a $447,371 or 85% decrease. The main reason for the decrease was that the Company recorded $425,000 of stock-based consulting fees represented by 17 shares of our series H preferred stock being issued to Tarpon for the six months ended June 30, 2014.

Occupancy related expenses increased $162,047 from $25,520 for the six months ended June 30, 2015 to $187,567 for the six months ended June 30, 2014. The fluctuation in occupancy related expenses in 2015 compared to the same period in 2014 is as a result of the following:

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space at 25 Fairchild Avenue in Plainview, New York. The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.

In March 2012 management exercised a “Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue.

On September 12, 2012, as a result of the Company’s action, Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, filed suit for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, N.Y. 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $995,868.

During the six months ended June 30, 2015 the Company recorded rent, rent related expenses and penalties of $182,250 as a result of the judgment which is included in occupancy expense in the accompanying consolidated statements of operations.

Other administrative and general expenses decreased $17,983 from $46,653 for the six months ended June 30, 2014 to $28,670 for the three months ended June 30, 2015, a 39% decrease. Due to cash restrictions we have curtailed spending on a combination of other administrative and general expenses that were not included in the above discussion.

Other Income (Expenses)-net

We recognized $778,226 in net non-operating income for the six months ended June 30, 2015, compared to net non-operating expenses of $(716,505) for the six months ended June 30, 2014, a $1,494,731 or 208% increase.

The following is a detailed analysis for such increase:

Interest expense incurred during the six months ended June 30, 2015 and 2014 was $833,436 and $457,905, respectively, a $375,531 or 82% increase.

The changes were due to the following:

	Six months ended June 30, 2015	Six months ended June 30, 2015	Difference

Accretion of debt discount on outstanding convertible issuances	$299,974	$195,006	$104,968

Interest expense due to Derivative expense on new debt issuances	369,388	109,800	259,588

Accrual of interest on outstanding debt issuances	136,044	140,099	(4,055)

Accretion of Original Issue Discount	1,030	-	1,030

Interest expense for late issuance of shares	27,000	13,000	14,000

Total interest expense	$833,436	$457,905	$375,531

Changes in fair value of warrants and embedded conversion options for three months ended June 30, 2015 and 2014 were $1,611,662 and $(258,600), respectively.

Liquidity and Capital Resources

As of June 30, 2015, we maintained a cash balance of $-0- as compared to $4,967 as of December 31, 2014.

Net cash used in operating activities during the six months ended June 30, 2015 was $234,076, compared to $310,850 used during the six months ended June 30, 2014, a $76,774 or 25% decrease. During the past three years, due to cash restrictions, we have curtailed expenses on salaries, marketing, and research and development. Currently the Company generates limited revenues and relies on debt financings in-order to sustain operating activities. The Company expects cash from operations to remain negative until we start to generate adequate revenues.

Funds received from officers’ and directors’ loans and convertible loans during the three months ended June 30, 2015 and 2014 were $3,490 and $11,300, respectively; cash received from issuing convertible promissory notes was $248,238 and $152,500, respectively; and cash received from issuing promissory notes was $0 and $196,800, respectively. During the six months ended June 30, 2015 and 2014 cash used to repay officers and directors notes was $0 and $11,300, respectively; and cash used to repay notes payable was $22,671 and $6,800, respectively.

From the above activities, net cash provided by financing activities during the six months ended June 30, 2015 and 2014 was $229,109 and $342,500, respectively.

Aggregating operating, investing and financing activities from above, net cash provided (used) for the six months ended June 30, 2015 and 2014 was $(4,967) and $2,199, respectively.

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

At June 30, 2015, we had a working capital deficit of approximately $6.5 million. We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $51.9 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to June 30, 2015, the Company has issued approximately $10,000 of convertible notes payable. From April 1, 2015 until September 30, 2015, the Company issued 432,895,711 shares of common stock, relating to prior period conversion requests, for the settlement of $19,200 loan principal plus $3,695 accrued interest, and fees. As of November 17, 2015 the Company has a cash overdraft of approximately $(21,100).

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of June 30, 2015.

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

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of March 31, 2015 the Company has accrued a liability of $699,895 related to the TCA claim and is included in convertible notes payable.

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
April 6, 2015

Convertible promissory note in the principal amount of $23,000, with a maturity of April 30, 2016, interest at the rate of 8%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

	NA	$23,000/NA
April 17, 2015

Convertible promissory note in the principal amount of $30,000 issued to Tarpon Bay Partners, LLC, with a maturity of April 30, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

	NA	$30,000/NA
April 29, 2015

Convertible promissory note in the principal amount of $15,000 issued to Tarpon Bay Partners, LLC, with a maturity of February 29, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

	NA	$15,000/NA
May 14, 2015

Convertible promissory note in the principal amount of $15,000 issued to Tarpon Bay Partners, LLC, with a maturity of May 31, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

	NA	$15,000/NA
May 20, 2015

Convertible promissory note in the principal amount of $5,500 issued to Tarpon Bay Partners, LLC, with a maturity of May 31, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

	NA	$5,500/NA
May 28, 2015

Convertible promissory note in the principal amount of $15,000 issued to Tarpon Bay Partners, LLC, with a maturity of May 31, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

	NA	$15,000/NA
May 28, 2015

Convertible promissory note in the principal amount of $3,888 issued to Tarpon Bay Partners, LLC, with a maturity of May 31, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

	NA	$3,888/NA

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

Dated:   November 19, 2015

By:

/s/ Leslie J. Kessler

Leslie J. Kessler

Chief Executive Officer and Principal Financial Officer