Form 10-Q
period 2015-09-30
PureSafe Water Systems, Inc.
filed 2015-11-25
CIK 764839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 25, 2015, 2,548,778,041 shares of the common stock of the registrant were issued and outstanding.

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

The results of operations for the three months and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PureSafe Water Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$4,967
Accounts Receivable	17,000	-
Inventory	141,636	141,636
Prepaid expenses and other current assets	39,129	38,281

Total Current Assets	197,765	184,884

NON-CURRENT ASSETS

Property and equipment, net of accumulated depreciation of $44,449 at June 30, 2015 and December 31, 2014	-	-
Patents and Trademarks, net of accumulated amortization of $57,075 and $45,023 respectively	48,740	53,318
Other assets	23,390	23,390

Total Non-current assets	72,130	76,708

Total Assets	$269,895	$261,592

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,822,586	$1,474,363
Accrued compensation	316,150	951,982
Accrued consulting and director fees	144,000	144,000
Notes payable to officer and director (including accrued interest of $0 and $170,710 at September 30, 2015 and December 31, 2014, respectively	17,500	560,760
Convertible promissory notes (including accrued interest of $489,953 and $327,807 and net of discount of $28,200 and $200,459, respectively at September 30, 2015 and December 31, 2014, respectively	2,123,343	1,772,571
Promissory notes payable (including accrued interest of $316,904 and $273,086 at June 30, 2015 and December 31, 2014, respectively	1,566,489	842,531
Fair value of detachable warrants and conversion option	764,057	2,354,600
Accrued dividends payable	190,328	190,328
Preferred stock to be issued	-	40,000
Common stock to be issued	-	5,000

Total Current Liabilities	6,944,454	8,336,135

Total Liabilities	6,944,454	8,336,135

STOCKHOLDERS' DEFICIT:
Preferred stock Series B, $0.00001 par value, 8% dividend: 10,000,000 shares authorized; 184,672 and 184,224 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively. Liquidation preference of $4,525,915 and $3,858,801 as of September 30, 2015 and December 31, 2014, respectively	2	2
Common stock at $0.00001 par value: 10,000,000,000 shares authorized; 2,548,778,041 and 1,743,981,226 shares issued at September 30, 2015 and December 31, 2014	25,488	17,439
Additional paid-in capital	45,317,106	44,170,214
Treasury stock, at cost, 4,400 shares	(5,768)	(5,768)
Accumulated deficit	(52,011,387)	(52,256,430)

Total Stockholders' Deficit	(6,674,559)	(8,074,543)

Total Liabilities and Stockholders' Deficit	$269,895	$261,592

The accompanying notes are an integral part of these condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014

SALES	$51,000	$-

COST OF SALES	2,111	-

GROSS PROFIT	48,889	-

OPERATING EXPENSES:
Compensation and related benefits, including stock-based compensation of $15,000 and $-0- for the three months ended June 30, 2015 and June 30, 2014, respectively	45,000	79,348
Insurance and medical benefits	4,416	17,332
Research and Development	2,826	-
Professional, legal and consulting fees, including stock based compensation of $-0-and $225,000 for the three months ended June 30, 2015 and June 30, 2014	9,630	331,696
Marketing	-	3,503
Occupancy	91,125	312,755
Other Administrative and General	9,991	40,154

Total operating expenses	162,988	784,788

LOSS FROM OPERATIONS	(114,099)	(784,788)

OTHER INCOME (EXPENSE)
Other Income	-	2,568
Interest expense, including interest to related parties of $18,845 and $15,447 for the three months ended September 30, 2015 and 2014, respectively	(220,027)	(258,421)
Gain on debt restructure	307,508	-
Change in fair value of derivative liability	(22,951)	(1,114,900)

Other (income) expense, net	64,530	(1,370,753)

Net Income (Loss)	(49,569)	(2,155,541)

Dividend on Preferred stock	(33,638)	(27,075)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	(83,207)	(2,182,616)

NET LOSS PER COMMON SHARE
- basic	$(0.00)	$(0.00)
- diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic	2,548,778,041	1,124,200,104
- diluted	21,311,441,547	1,124,200,104

The accompanying notes are an integral part of these condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014

SALES	$53,294	$-

COST OF SALES	2,111	-

GROSS PROFIT	51,183	-

OPERATING EXPENSES:
Compensation and related benefits, including stock-based compensation of $45,000 and $-0- for the nine months ended September 30, 2015 and September 30, 2014, respectively	201,564	253,472
Insurance and medical benefits	33,957	60,850
Research and Development	4,857	676
Professional, legal and consulting fees, including stock based compensation of $-0-and $650,000 for the nine months ended September 30, 2015 and September 30, 2014	89,126	858,563
Marketing	2,040	3,701
Occupancy	278,692	338,275
Other Administrative and General	38,661	86,807

Total operating expenses	648,896	1,602,344

LOSS FROM OPERATIONS	(597,713)	(1,602,344)

OTHER INCOME (EXPENSE)
Other Income	-	2,568
Interest expense, including interest to related parties of $39,642 and $45,692 for the nine months ended September 30, 2015 and 2014, respectively	(1,053,463)	(716,326)
Gain on debt restructure	307,508
Change in fair value of derivative liability	1,588,711	(1,373,500)

Other (income) expense, net	842,756	(2,087,258)

Net Income (Loss)	245,043	(3,689,602)

Dividend on Preferred stock	(100,914)	(81,225)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	144,129	(3,770,827)

NET LOSS PER COMMON SHARE
- basic	$0.00	$(0.00)
- diluted	$0.00	$(0.00)

Weighted average common shares outstanding
- basic	2,446,300,595	1,104,569,253
- diluted	21,208,964,101	1,104,569,253

The accompanying notes are an integral part of these condensed consolidated financial statements

PureSafe Water Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

		For the Nine months	For the Nine months
		Ended	Ended
		September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)		$245,043	$(3,689,602)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of patents and trademarks		4,578	4,578
Interest expense- amortization of deferred financing		-	9,805
Professional fees- note conversions		600	1,974
Stock based compensation		45,000	652,810
Gain on debt restructure		(307,508)	-
Accretion of debt discount		429,937	327,058
Interest expense paid for late delivery settled through the issuance of common stock		5,000	17,898
Interest expense- derivative liabilities		384,113	157,700
Change in Fair value of warrants and embedded conversion option		(1,588,711)	1,373,500
Changes in operating assets and liabilities:
Accounts Receivable		(17,000)	-
Prepaid expenses and other current assets		(848)	32,780
Accounts payable, accrued expenses, accrued interest, accrued dividends, accrued compensation, accrued consulting and director fees and other current liabilities		569,162	648,879

NET CASH USED IN OPERATING ACTIVITIES		(230,635)	(462,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary		-	-

NET CASH PROVIDED BY INVESTING ACTIVITIES		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from convertible promissory notes		258,238	293,500
Cash proceeds from convertible promissory notes, officers and directors		3,490	11,300
Repayment of officers' and directors' loans		-	(11,300)
Cash received under preferred stock subscription		51	-
Cash proceeds from notes payable		-	196,800
Repayment of notes payable		(36,111)	(6,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES		225,669	483,500

NET CHANGE IN CASH		(4,967)	20,880

Cash at beginning of period		4,967	2,199

Cash at end of period		$-	$23,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
New debt issued in Debt restructure		$750,000	$-
Convertible and non-convertible debt retired in debt restructure		$359,895	$-
Common stock issued for settlement of liabilities		$27,111	$86,179
Common stock issued for settlement of convertible debt		$23,585	$223,996
Reclassification of derivative liabilities to equity		$527,295	$291,900
Conversion of accrued liabilities to convertible notes	$		$150,000
Preferred stock under debt restructure		$1,199,045	$-
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities		$258,238	$378,200

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

The operating results for the three month and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on June 05, 2015.

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

The condensed consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of September 30, 2015 and December 31, 2014 and for the three months and nine months ended September 30, 2015 and 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2015 and December 31, 2014 the Company did not have any cash equivalents.  The Company had a negative cash balance of approximately at $2,000 which has been reclassified to accounts payable and accrued expenses at September 30, 2015.

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

Deferred Financing Costs

Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets. Amortization of deferred financing cost was $0 and $9,805 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, these costs were fully amortized.

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

For the nine months ended September 30, 2015 and 2014 the Company recorded stock based compensation of $45,000 and $0, respectively.

For the three months ended September 30, 2015 and 2014 the Company recorded stock based compensation of $15,000 and $0, respectively.

The Black-Scholes option valuation model is used to estimate the fair values of options. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the subject options or warrants. During the nine months ended September 30, 2015 the Company has not granted any options or warrants.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the three months ended September 30, 2015 and 2014.

Research and Development

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred. The Company incurred a charge of $4,857 and $676 for the nine months ended September 30, 2015 and 2014, respectively. The Company incurred expenses of $2,826 and $-0- for the three months ended September 30, 2015 and 2014, respectively.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company identified certain subsequent events that would require disclosure in the consolidated financial statements.  See Note 15: Subsequent Events, for such disclosures.

NOTE 3: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss from operations of ($597,713) for the nine months ended September 30, 2015. The Company has a working capital deficit of approximately ($6,746,000) as of September 30, 2015. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $52 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to September 30, 2015, the Company has not incurred any additional convertible or non-convertible notes payable.

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

Troubled debt restructuring – Convertible Notes and Notes Payable – Related parties

The Company, Tarpon, ASC Recap LLC and Southridge Partners II LP agreed to restructure all financial arrangements as follows: Tarpon was the holder of convertible notes issued by the Corporation in the aggregate principal amount of $312,394.54 (the “Tarpon Notes”); ASC Recap LLC (“ASC”) is the holder of 25,375,000 shares of the Company’s common stock (the “ASC Common Stock”); and Southridge Partners II, LP (“Southridge II”) is the holder of convertible notes issued by the Company in the aggregate principal amount of $47,500 (“Southridge II Notes”), the Tarpon Notes, the ASC Common Stock and the Southridge II Notes being referred to as the “Securities”. The Company effective July 2, 2015 entered into an Exchange Agreement with Tarpon, ASC, Southridge II and Hicks, collectively the “Holders”, pursuant to which the Company issued to Tarpon a 10% Promissory Note due September 30, 2016, in the principal amount of $750,000 (the “Note”), in exchange for (1) delivery to the Company and cancellation by the respective Holders thereof of the Securities, and the shares of Series H Preferred Stock held by Tarpon, and (2) the return to the Company for no consideration of the outstanding 51 shares of Series G Preferred Stock.

Pursuant to this transaction the Company recorded on a Gain on Restructuring of $307,508 as follows:

Retirement of principal value of Tarpon Notes and Southridge II Notes	$359,895

Retirement of accrued interest of Tarpon Notes and Southridge II Notes	17,861

Retirement of 29 shares of Series H Preferred Stock and 51 shares of Series G Preferred Stock at recorded value	672,745

Market value of Common stock to be retired by ASC*	2,538

Accretion of Original Issue Discount to reach face value on retired debt	4,470

Newly issued non-convertible debt with a face value of $750,000	(750,000)

Net gain on restructuring from retirement of debt	$307,508

* The Company has not retired these shares as of the date of this report.

NOTE 6: INVENTORIES

Inventories consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Finished Goods	$141,636	$141,636
Total	$141,636	$141,636

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

The following table represents a reconciliation of the basic and diluted earnings (loss) per share, or EPS, computations contained in our condensed consolidated financial statements:

	Three months ended September 30, 2015			Three months ended September 30, 2014

	Net Income (loss)	Weighted- Average Shares	Earnings per Share	Net Income (loss)	Weighted- Average Shares	Earnings per Share

Basic EPS	$(49,569)	2,548,778,041	$(0.00002)	$(2,155,541)	1,124,200,104	$(0.00192)
Effect of dilutive securities:
Convertible preferred stock	-	1,437,584,721	-	-	-	-
Convertible notes	194,590	17,325,078,785	0.00001	-	-	-

Diluted EPS	$145,021	21,311,441,547	$0.00001	$(2,155,541)	1,124,200,104	$(0.00192)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014

	Net Income (loss)	Weighted- Average Shares	Earnings per Share	Net Income (loss)	Weighted- Average Shares	Earnings per Share

Basic EPS	$245,043	2,446,300,595	$0.00010	$(3,689,602)	1,104,569,253	$(0.00334)
Effect of dilutive securities:
Convertible preferred stock	-	1,437,584,721	-	-	-	-
Convertible notes	(1,484,230)	17,325,078,785	(0.00009)	-	-	-

Diluted EPS	$(1,239,187)	21,208,964,101	$(0.00006)	$(3,689,602)	1,104,569,253	$(0.00334)

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

Liabilities measured at fair value on a recurring basis at September 30, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Embedded conversion feature	$–	$–	$754,417	$754,417
Warrant liability	$–	$–	$9,640	$9,640
Balance at March 31, 2015	$–	$–	$764,057	$764,057

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended September 30, 2015.

	Warrants	Conversion Feature	Total
Balance at December 31, 2014	$11,400	$2,343,200	$2,354,600

Change in fair value of derivative liability	(6,615)	(1,582,096)	(1,588,711)

Included in liabilities (debt discount)		258,238	258,238

Included in liabilities (derivative expense)	4,855	379,258	384,113

Included in stockholders' equity		(527,295)	(527,295)

Balance at September 30, 2015	$9,640	$754,417	$764,057

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

p)

On July 15, 2015 the Company issued a convertible promissory note in the principal amount of $5,000 to an unrelated party. The convertible note matures on June 30, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

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

q)

On July 23, 2015 the Company issued a convertible promissory note in the principal amount of $23,000 to an unrelated party. The convertible note matures on June 30, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

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

r)

During the nine months ended September 30, 2015, three note holders requested to convert total aggregated $19,600 principal plus accrued interest of $3,984 into the Company’s common stock. The Company issued 432,895,711 shares of common stock in connection with such conversions.

s)

On July 2, 2015, the Company retired $359,895 of convertible debts, $17,861 of accrued interest, 25,375,000 shares of common stock and the Series G and Series H preferred stock for $750,000 in new indebtedness, See Note 5 for more detail.

NOTE 9: CONVERTIBLE NOTES AND NOTES PAYABLE – OFFICERS & DIRECTOR

a)

During the first quarter of 2015 an officer of the Company advanced $3,490 to the Company. The proceeds from the non-interest bearing advance were used for general operating expenses. The Company did not impute interest on the loan as it was deemed to be de minimus to the financial statements. As of September 30, 2015 the Company is reflecting a liability of $3,490.

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

During the nine months ended September 30, 2015 the Company recorded rent, rent related expenses and penalties of $273,375 as a result of the judgment which is included in occupancy expense in the accompanying condensed consolidated statements of operations. As of September 30, 2015 the Company has accrued a liability of $1,086,993 related to the judgment and is included in accounts payable and accrued liabilities at September 30, 2015.

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

Equity Purchase Agreement

On June 13, 2014, the Company entered into an Equity Purchase Agreement with an accredited investor. The terms of the Equity Purchase Agreement provide that the Investor agrees, subject to put notices from the Company, to purchase up to $5,000,000 in Common Stock during the 24 months following the execution of the Agreement, subject to certain conditions and limitations. For each closing, the purchase price of the Common Stock will be 90% of the average of the three lowest Closing Bid Prices during the 10 trading days following the relevant Clearing Date (as defined in the Equity Purchase Agreement). In connection therewith, the Company also entered into a Registration Rights Agreement with the investor, pursuant to which the Company is required to file a Registration Statement with the Securities and Exchange Commission for the expected number of shares to be issued under the Equity Purchase Agreement within 120 days of the date of the Registration Rights Agreement. The Investor also provided the Company with a one year loan of $100,000; the obligation to repay this loan is represented by a Promissory Note issued by the Company to the Investor. As of September 30, 2015, no shares have been purchased under the Equity Purchase Agreement and the Company has not filed a registration statement.

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

The Company has remained a defendant in a lawsuit since September 12, 2012 in the Supreme Court of the State of New York, County of Nassau, filed by Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, New York 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $892,042. Interest on the judgment will continue to accrue at the rate of 9% per annum until satisfied. As of March 31, 2015 the Company has accrued a liability of $1,086,993 related to the judgment and is included in accounts payable and accrued liabilities at September 30, 2015.

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of September 30, 2015 the Company has accrued a liability of $724,340 related to the TCA claim and is included in convertible notes payable.

On November 27, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”), a related party. The manager of Tarpon is Stephen Hicks, the President of the Company. Tarpon previously purchased outstanding liabilities of the Company from TCA in the amount of $506,431 and Designs and Project Development Corporation (a former landlord) in the amount of $56,429. Per the terms of the settlement the Company was to issue Tarpon shares of common stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, and a convertible promissory note in the principal amount of $75,000. The Company failed to issue shares to Tarpon and in the first quarter of 2014 TCA rescinded its liabilities purchase agreement with Tarpon. As of September 30, 2015 the Company has accrued a liability of $61,474 related to the Designs and Project Development Corporation claim and is included in notes payable and the $506,431 related to TCA has been included in convertible promissory notes.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of September 30, 2015 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of September 30, 2015 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities.

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

b) During the nine months ended September 30, 2015, the Company recorded the following transactions:

Debt

During the nine months ended September 30, 2015, the Company issued a total of 432,895,711 shares of common stock upon the requests from note holders to convert principal plus accrued interest and fees totaling $23,584 into the Company’s common stock based on the terms set forth in the loan. The conversion rate was $.00005 per share.

NOTE 12 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.00001 per share, issuable in series with rights, preferences, privileges and restrictions as determined by the Company’s board of directors.

Series H Convertible Preferred Stock

During the three months ended September 30, 2015, the Company issued an aggregate of 0.6 shares of Series H Preferred Stock with a stated value of $15,000 to its Chief Executive Officer (“CEO”), as compensation per the terms of an agreement entered into with its CEO on February 6, 2015. The Company estimated the aggregate fair value of the 0.60 shares of Series H Preferred Stock issued to be approximately $15,000 on the various dates of issuance and was recorded to compensation expense on the various dates of issuance.

During the nine months ended September 30, 2015, the Company issued an aggregate of 1.8 shares of Series H Preferred Stock with a stated value of $15,000 to its Chief Executive Officer (“CEO”), as compensation per the terms of an agreement entered into with its CEO on February 6, 2015. The Company estimated the aggregate fair value of the 1.2 shares of Series H Preferred Stock issued to be approximately $45,000 on the various dates of issuance and was recorded to compensation expense on the various dates of issuance.

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

NOTE 13: STOCK WARRANTS

The following warrants were expired:

The nine months ended September 30, 2015	5,566,198

The following warrants were cancelled:

The nine months ended September 30, 2015	6,431,944

The following tables set forth information concerning the Company's warrant issuances and warrant balances outstanding as of, and during the three months ended September 30, 2015:

	Shares Underlying Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2014	209,756,376	$0.01	$-

Granted	50,000,000	$.0001	$4,839
Expired	(5,566,198)	0.055	-
Cancelled	(6,431,944)	0.012	-
Outstanding at September 30, 2015	247,758,234	0.01	$4,839

The following is additional information with respect to the Company's warrants as of September 30, 2015:

Number of Warrants	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Average Exercise Price	Currently Exercisable
176,807,055	$0.00024-$0.0096	2.49	$0.0037	176,807,055
50,000,000	$.0001	5.86	$0.0001	50,000,000
18,317,049	$0.0108-$0.084	0.68	$0.0315	18,317,049
2,574,606	$0.1-$0.1884	1.70	$0.1139	2,574,606
59,524	$0.84	0.20	$0.8400	59,524
247,758,234				247,758,234

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

NOTE 15: SUBSEQUENT EVENTS

Issuance of Common Stock and Convertible Promissory Notes

From September 30, 2015, through the issuance of this report, the Company did not issue any shares of common stock nor any convertible notes.

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

Restructure of Agreements with Southridge LLC Group

On June 13, 2014, the Company entered into a one year consulting agreement (the “Consulting Agreement”) with Tarpon Bay Partners, LLC (“Tarpon”), a company controlled by Southridge LLC (“Southridge”), for the period from the date of the agreement through September 30, 2015, pursuant to which Tarpon was issued an aggregate of 29 shares of the Corporation’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) as compensation for the general management and consulting services provided by Tarpon. We have restructured all financial arrangements as follows. Tarpon is the holder of convertible notes issued by the Corporation in the aggregate principal amount of $312,394.54  (the “Tarpon Notes”); ASC Recap LLC (“ASC”) is the holder of 25,375,000 shares of the Company’s common stock (the “ASC Common Stock”); and Southridge Partners II, LP (“Southridge II”) is the holder of convertible notes issued by the Company in the aggregate principal amount of $47,500 (“Southridge II Notes”), the Tarpon Notes, the ASC Common Stock and the Southridge II Notes being referred to as the “Southridge Securities”. The Company effective July 2, 2015  entered into an Exchange Agreement with Tarpon, ASC, Southridge II and Stephen Hicks, CEO of Southridge, collectively the “Southridge Parties”, pursuant to which the Company issued to Tarpon a 10% Promissory Note due June 30, 2016, in exchange for (1) delivery to the Company and  cancellation by the respective holders thereof of the Southridge Securities and the shares of Series H Preferred Stock held by Tarpon, and (2) the return to the Company for no consideration and cancellation of the outstanding 51 shares of Series G Preferred Stock, a super-voting series of preferred stock held by Stephen Hicks.  Effective July 2, 2015, Stephen Hicks and Gilbert Steedley resigned as directors of the Company, and Stephen Hicks resigned as President and Henry Sargent, as Secretary, of the Company.

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

Results of Operations for the three months ended September 30, 2015 and 2014

Revenues. We recognized $51,000 and $0 in revenues for the three months ended September 30, 2015 and 2014, respectively. In July 2015 Sustainable Resources Corporation, a wholly owned subsidiary of the Company, entered into an equipment operating lease with a third party for its portable PureSafe Water Purification Unit for a period of four months starting on July 1, 2015. The Company received two such payments and has accrued the third one.  There were no such revenues in the period ended September 30, 2014.

Cost of goods sold for the three months ended September 30, 2015 and 2014 was $2,111 and $0, respectively.

Operating expenses for the three months ended September 30, 2015 were $162,988 compared to $784,788 for the three months ended September 30, 2014, a $621,800 or 79% decrease.

The following is an analysis of certain operating expense fluctuations between the three months ended September 30, 2015 and 2014.

Compensation and related benefits expenses, including directors’ fees for the three months ended September 30, 2015 was $45,000 compared to $79,348 for the three months ended September 30, 2015, a $34,348 or 43% decrease.

The Company paid no compensation to its directors during the three months ended March 31, 2015 and 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $79,348 for the three months ended September 30, 2014 to $30,000 for the three months ended September 30, 2015. The decrease was a result of the elimination of cash salaries for management and clerical staff.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, increased $15,000 from $0 for the three months ended September 30, 2014 to $15,000 for the three months ended September 30, 2015. We issued 0.60 shares of series H preferred stock to our Company Chief Executive Officer during the three months ended September 30, 2015 and recorded $15,000 stock-based compensation for such issuance.

Insurance and Medical benefits for the three months ended September 30, 2015 were $4,416, compared to expenses during the three months ended September 30, 2014 of $17,332. The decrease of $12,916 or 75% was due to lower headcount.

Research and development expenses for the three months ended September 30, 2015 were $2,826, compared to expenses during the three months ended March 31, 2014 of $0. During the past three years, due to cash restrictions, we have curtailed the expenses on research and development. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the three months ended September 30, 2015 were $9,630, compared to $331,696 for the three months ended September 30, 2014, a $322,067 or 97% decrease. The main reason for the decrease was that the Company recorded $225,000 of stock-based consulting fees representing 9 shares of Series H stock preferred stock issued to Tarpon for services received. In addition, legal and professional fees were approximately $90,000 lower in the current period due to reduced fees for litigation and patent related costs.

Occupancy related expenses decreased $221,630 from $312,755 for the three months ended September 30, 2014 to $91,125 for three months ended September 30, 2015. The fluctuation in occupancy related expenses in 2015 compared to the same period in 2014 is as a result of the following:

Effective as of July 1, 2008, the Company entered into a seven-year lease for 5,300 square feet of space at 25 Fairchild Avenue in Plainview, New York. The facility is to serve as the Company’s executive offices, sales office, showroom and an assembly area.

In March 2012 management exercised a “Good Guy Clause” in its lease and abandoned the space at 25 Fairchild Avenue.

On September 12, 2012, as a result of the Company’s action, Fairchild Warehouse Associates, LLC (“Fairchild”), as plaintiff, filed suit for recovery of past rental payments for the Company’s former office space at 25 Fairchild Avenue, Plainview, N.Y. 11803. An inquest began on December 10, 2014 to determine the amount of money damages due on Fairchild’s claim and on March 3, 2015 the court awarded judgment to the plaintiff against the Company in the sum of $887,929. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $1,086,993.

During the three months ended September 30, 2014, the Company recorded rent, rent related expenses and penalties of $309,057 as a result of the judgment, which is included in occupancy expense in the consolidated statements of operations.

During the three months ended September 30, 2015 the Company recorded rent, rent related expenses and penalties of $91,125 as a result of the judgment which is included in occupancy expense in the accompanying consolidated statements of operations.

Other administrative and general expenses decreased $30,163 from $40,154 for the three months ended September 30, 2014 to $9,991 for the three months ended September 30, 2015, a 75% decrease. Due to cash restrictions we have curtailed spending on a combination of other administrative and general expenses that were not included in the above discussion.

Other Income (Expenses)-net

We recognized $64,530 in net non-operating income for the three months ended September 30, 2015, compared to net non-operating expenses of $(1,370,753) for the three months ended September 30, 2014, a $1,435,283 or 105% improvement.

The following is a detailed analysis for such increase:

Interest expense incurred during the three months ended September 30, 2015 and 2014 was $220,027 and $258,421, respectively, a $38,394 or 15% increase.

The changes were due to the following:

	Three months ended September 30, 2015	Three months ended September 30, 2014	Difference

Accretion of debt discount on outstanding convertible issuances	$129,963	$132,052	$(2,089)

Interest expense due to Derivative expense on new debt issuances	14,724	47,900	(33,176)

Accrual of interest on outstanding debt issuances	70,870	73,571	(2,701)

Accretion of Original Issue Discount	4,470	-	4,470

Interest expense for late issuance of shares	-	4,898	(4,898)

Total interest expense	$220,026	$258,421	$(38,395)

Gain on debt restructure was $307,508 and $-0- for three months ended September 30, 2015 and 2014, respectively. See Note 5: Related Parties for more detail.

Changes in fair value of warrants and embedded conversion options for three months ended September 30, 2015 and 2014 were ($22,951) and $(1,114,900), respectively. The reduction in the expense was due to reduced stock price volatility.

Results of Operations for the nine months ended September 30, 2015 and 2014

Revenues. We recognized $53,294 and $0 in revenues for the nine months ended September 30, 2015 and 2014, respectively. In July 2015 Sustainable Resources Corporation, a wholly owned subsidiary of the Company, entered into an equipment operating lease with a third party for its portable PureSafe Water Purification Unit for a period of four months starting on July 1, 2015. The Company received two such payments and has accrued the third one.  There were no such revenues in the period ended September 30, 2014.

Cost of goods sold for the nine months ended September 30, 2015 and 2014 was $2,111 and $0, respectively.

Operating expenses for the nine months ended September 30, 2015 were $684,896 compared to $1,602,344 for the nine months ended September 30, 2014, a $953,448 or 60% decrease.

The following is an analysis of certain operating expense fluctuations between the nine months ended September 30, 2015 and 2014.

Compensation and related benefits expenses, including directors’ fees for the nine months ended September 30, 2015 was $201,564 compared to $253,472 for the nine months ended September 30, 2014, a $51,908 or 20% decrease.

The Company paid no compensation to its directors during the nine months ended September 30, 2015 and 2014.

Salaries expenses, excluding Stock-based compensation, decreased from $253,472 for the nine months ended September 30, 2014 to $156,564 for the nine months ended September 30, 2015. The decrease was a result of the elimination of cash salaries for management and clerical staff during the second quarter.

Stock Based Compensation, excluding directors’ fees, consulting fees and marketing expense, increased $45,000 from $0 for the nine months ended September 30, 2014 to $30,000 for the three months ended September 30, 2015. We issued 1.8 shares of series H preferred stock to our Company Chief Executive Officer during the nine months ended September 30, 2015 and recorded $45,000 stock-based compensation for such issuances.

Insurance and Medical benefits for the nine months ended September 30, 2015 were $33,957, compared to expenses during the nine months ended September 30, 2014 of $60,850. The decrease of $26,893 or 44% was due to reduced headcount.

Research and development expenses for the nine months ended September 30, 2015 were $4,857, compared to expenses during the nine months ended September 30, 2015 of $676. During the past three years, due to cash restrictions, we have curtailed the expenses on research and development. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure PureSafe FRWS has the most advanced technology within the water filtration equipment industry.

Professional, legal and consulting fees expenses for the three months ended September 30, 2015 were $89,126, compared to $858,563 for the nine months ended September 30, 2014, a $769,438 or 90% decrease. The main reasons for the decrease were the following expenses which incurred during the nine months ended September 30, 2014:

Company recorded $425,000 of stock-based consulting fees represented by 17 shares of our series H preferred stock being issued to Tarpon for the nine months ended September 30, 2014.

The Company recorded $225,000 of stock-based consulting fees representing 9 shares of Series H stock preferred stock issued to Tarpon for services received.

The Company incurred legal and professional fees of approximately $100,000 for litigation and patent related costs.

Occupancy related expenses decreased $59,584 from $338,275 for the nine months ended September 30, 2014 to $278,692 for the nine months ended September 30, 2015  See the ”Results of Operations for the Three Months Ended September 30, 2015” for the details about Occupancy Expense.

During the nine months ended September 30, 2014, the Company recorded rent, rent related expenses and penalties of $309,057 as a result of the judgment, which is included in occupancy expense in the consolidated statements of operations.

During the nine months ended September 30, 2015 the Company recorded rent, rent related expenses and penalties of $273,375 as a result of the judgment which is included in occupancy expense in the accompanying consolidated statements of operations.

Other administrative and general expenses decreased $48,146 from $86,807 for the nine months ended September 30, 2014 to $38,661 for the three months ended September 30, 2015, a $48,146 or 55% decrease. Due to cash restrictions we have curtailed spending on a combination of other administrative and general expenses that were not included in the above discussion.

Other Income (Expenses)-net

We recognized $842,756 in net non-operating income for the nine months ended September 30, 2015, compared to net non-operating expenses of $(2,087,258) for the nine months ended September 30, 2014, a $2,930,014 or 208% improvement.

The following is a detailed analysis for such increase:

Interest expense incurred during the nine months ended September 30, 2015 and 2014 was $1,053,463 and $716,326, respectively, a $337,137 or 47% increase.

The changes were due to the following:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Difference

Accretion of debt discount on outstanding convertible issuances	$429,937	$327,058	$102,879

Interest expense due to Derivative expense on new debt issuances	384,113	157,700	226,413

Accrual of interest on outstanding debt issuances	206,913	213,670	(6,757)

Accretion of Original Issue Discount	5,500	-	5,500

Interest expense for late issuance of shares	27,000	17,898	9,102

Total interest expense	$1,053,463	$716,326	$337,137

Gain on debt restructure was $307,508 and $-0- for the nine months ended September 30, 2015 and 2014, respectively. See Note 5: Related Parties for more detail.

Changes in fair value of warrants and embedded conversion options for three months ended September 30, 2015 and 2014 were $1,588,711 and $(1,373,500), respectively. The reduction in the expense was due to reduced stock price volatility.

Liquidity and Capital Resources

As of September 30, 2015, we maintained a cash balance of $-0- as compared to $4,967 as of December 31, 2014.

Net cash used in operating activities during the nine months ended September 30, 2015 was $230,635, compared to $462,620 used during the nine months ended September 30, 2014, a $231,585 or 50% improvement. During the past three years, due to cash restrictions, we have curtailed expenses on salaries, marketing, and research and development. Currently the Company generates limited revenues and relies on debt financings in-order to sustain operating activities. The Company expects cash from operations to remain negative until we start to generate adequate revenues.

Funds received from officers’ and directors’ loans and convertible loans during the three months ended September 30, 2015 and 2014 were $3,490 and $11,300, respectively; cash received from issuing convertible promissory notes was $258,238 and $293,500, respectively; and cash received from issuing promissory notes was $0 and $196,800, respectively. During the nine months ended September 30, 2015 and 2014 cash used to repay officers and directors notes was $0 and $11,300, respectively; and cash used to repay notes payable was $36,111 and $6,800, respectively.

From the above activities, net cash provided by financing activities during the nine months ended September 30, 2015 and 2014 was $225,669 and $483,500, respectively.

Aggregating operating, investing and financing activities from above, net cash provided (used) for the nine months ended September 30, 2015 and 2014 was $(4,967) and $20,880, respectively.

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

At September 30, 2015, we had a working capital deficit of approximately $6.7 million. We continue to suffer recurring losses from operations and have an accumulated deficit since inception of approximately $52 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

As of November 25, 2015 the Company has a cash overdraft of approximately $(2,000).

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of September 30, 2015.

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

The Company is in default under a May 30, 2012, Securities Purchase Agreement entered into with TCA Global Credit Master Fund, LP (“TCA”), providing for the issuance of $275,000 principal amount of senior secured redeemable and convertible debentures due November 30, 2012. On October 4, 2013, at the request of the lender due to default, the Company converted $303,499 of convertible notes and accrued interest into a new convertible note in the amount of $531,431. The increase in principal was due to amounts charged by the lender for penalties, interest, legal and other fees. The newly issued note bears interest at rates of 18% per annum and is due on demand. The lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to the lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. On March 10, 2014, TCA accelerated the outstanding principal balance, interest, calculated at the default rate of 18%, and all sums due under the original note and any amendments. In August 2014 a default final judgment was entered against the Company concluding that TCA is entitled to damages in the amount of $610,349, to foreclose upon the security interests, and to recover attorneys’ fees and costs incurred by TCA. In addition prejudgment interest shall be assessed at a rate of 18% per annum and post judgment interest shall be assessed at a rate of 4.75% per annum. As of March 31, 2015 the Company has accrued a liability of $724,340 related to the TCA claim and is included in convertible notes payable.

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

An eviction notice was issued on October 8 by the landlord for 160 Dupont Street, Five Towns Realty Associates, Inc (“Five Towns Realty”). There is currently an outstanding balance of $54,739 that is subject to a lawsuit and is included in accounts payable and accrued liabilities at September 30, 2015. The Company is currently in negotiations with Five Towns Realty to reach a settlement.

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

The matter proceeded to inquest and the court awarded judgment to the plaintiff against the Company in the sum of $25,000. Adding interests and costs to the awarded amount, judgment has been entered against the Company in the total sum of $36,613. An appeal has been taken from the judgment. The appeal has been perfected by the filing of the record and brief in the Supreme Court of the state of New York. As of September 30, 2015 the Company has accrued a liability of $36,613 related to the judgment and is included in accounts payable and accrued liabilities at September 30, 2015.

On October 23, 2014, the Company received a notice, filed with the Office of the District Administrative Judge, 10th Judicial District, Nassau County, New York, of the Company’s right to arbitrate a fee dispute with Steve Legum over $12,194 of legal fees in connection with Mr. Legum’s representation of the Company in the Levin Consulting Group matter. The Company did not file the Request for Fee Arbitration within the required 30 days of receipt of the notice, thereby forfeiting its right elect to resolve the dispute by arbitration. As of September 30, 2015 the Company has accrued a liability of $12,194 related to the dispute and is included in accounts payable and accrued liabilities at September 30, 2015.

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
July 15, 2015

Convertible promissory note in the principal amount of $5,000 issued to a private investor, with a maturity of June 30, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion. Investor additionally received 50,000,000 warrants for a period of six years at an exercise price of $.0001

	NA	$5,000/NA
July23, 2015

Convertible promissory note in the principal amount of $5,000 issued to Tarpon Bay Partners, LLC, with a maturity of June 30, 2016, interest with no interest rate, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

	NA	$5,000/NA

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

Dated:   November 25, 2015

By: /s/ Leslie J. Kessler

Leslie J. Kessler

Chief Executive Officer and Principal Financial Officer